Form 10-Q
period 2000-09-30
LEXAR MEDIA INC
filed 2000-11-14
CIK 1058289

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           -----------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 000-31103

                               LEXAR MEDIA, INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                                      33-0723123
(State or other jurisdiction of incorporation               (I.R.S. Employer
             or organization)                              Identification No.)


47421 Bayside Parkway
Fremont, California                                             94538
(Address of principal executive offices)                      (Zip Code)

                                (510) 413-1200
             (Registrant's telephone number, including area code)

                            ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            Yes  X    No
                                                  ---      ---

Number of shares of common stock outstanding as of November 8, 2000:
                                 60,254,962

                               LEXAR MEDIA, INC.
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION
  Item 1.    Financial Statements
             Condensed Consolidated Balance Sheets as of September
             30, 2000 and December 31, 1999...............................     3
             Condensed Consolidated Statements of Operations for the Three
             and Nine Months Ended September 30, 2000 and 1999............     4
             Condensed Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 2000 and 1999.....................     5
             Notes to Unaudited Condensed Consolidated Financial
             Statements....................                                    7
  Item  2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................     9
  Item  3.   Quantitative and Qualitative Disclosures About Market Risk...    28

PART II.   OTHER INFORMATION
  Item  1.   Legal Proceedings............................................    28
  Item  2.   Changes in Securities and Use of Proceeds....................    30
  Item  3.   Defaults Upon Senior Securities..............................    31
  Item  4.   Submission of Matters to a Vote of Security Holders..........    31
  Item  5.   Other Information............................................    32
  Item  6.   Exhibits.....................................................    32

SIGNATURES................................................................    33

PART I -- FINANCIAL INFORMATION

1.    Financial Statements

                      LEXAR MEDIA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                     Assets

                                                                                  Sept. 30,          Dec. 31,
                                                                                    2000               1999
                                                                                   -------            -------
Current assets:
    Cash and cash equivalents (includes restricted cash of $1,100 in 2000)         $28,753            $ 6,495
    Short-term investments (includes restricted securities of $2,500 in 1999)       19,692              3,896
    Accounts receivable, net                                                        16,518              8,822
    Inventories, net                                                                20,335             16,287
    Prepaid expenses and other current assets                                        3,284                545
                                                                                   -------            -------
      Total current assets                                                          88,582             36,045
Property and equipment, net                                                          3,380              1,834
Intangible assets, net                                                               3,802                188
Other assets                                                                           411                207
                                                                                   -------            -------
                                                                                   $96,175            $38,274
                                                                                   =======            =======

      Liabilities, Mandatorily Redeemable Convertible Preferred Stock and
                         Stockholders' Equity (Deficit)

Current liabilities:
    Accounts payable                                                          $ 13,241            $  9,029
    Accrued liabilities                                                          5,919               2,106
    Deferred revenue                                                               997                 112
    Notes payable to stockholders                                                  356               5,224
    Notes payable                                                                6,088                   -
                                                                              --------            --------
      Total current liabilities                                                 26,601              16,471
                                                                              --------            --------
    Notes payable to stockholders, net of current portion                          178                  96
    Notes payable, net of current portion                                        1,104                   -
                                                                              --------            --------
      Total liabilities                                                         27,883              16,567
Mandatorily redeemable convertible preferred stock                                   -              53,136
Stockholders' equity (deficit):
    Common stock                                                                     6                   1
    Additional paid-in capital                                                 155,488              24,566
    Unearned stock-based compensation                                          (13,622)            (19,158)
    Notes receivable from stockholders                                          (6,102)             (2,756)
    Accumulated deficit                                                        (67,453)            (34,082)
    Accumulated other comprehensive loss                                           (25)                  -
                                                                              --------            --------
      Total stockholders' equity (deficit)                                      68,292             (31,429)
                                                                              --------            --------
Total liabilities, mandatorily redeemable convertible preferred stock and stockholders' equity (deficit)
                                                                              $ 96,175            $ 38,274
                                                                              ========            ========

     See accompanying notes to condensed consolidated financial statements.

                       LEXAR MEDIA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                Three Months Ended      Nine Months Ended
                                                              ----------------------  ----------------------
                                                              Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                                                                2000        1999        2000        1999
                                                              --------     -------    --------    --------
Revenues                                                       $ 30,974     $ 8,176    $ 71,790    $ 17,413
Cost of revenues (excludes stock-based compensation of
 $(475), $20, $291 and $30)                                      25,852       7,059      59,904      14,994
                                                               --------     -------    --------    --------
  Gross margin                                                    5,122       1,117      11,886       2,419
                                                               --------     -------    --------    --------
Operating expenses:
  Research and development (excludes stock-based
   compensation of $1,018, $59, $3,724 and $128)                  1,701       1,069       5,252       3,032

   Sales and marketing (excludes stock-based compensation
    of $499, $33, $1,685 and $68)                                 5,957       2,260      14,083       5,775

  General and administrative (excludes stock-based
   compensation of $1,723, $28, $5,233 and $212)                  3,769       1,018       9,629       3,388

  Stock-based compensation                                        2,765         140      10,933         438
                                                               --------     -------    --------    --------
    Total operating expenses                                     14,192       4,487      39,897      12,633
                                                               --------     -------    --------    --------

Loss from operations                                             (9,070)     (3,370)    (28,011)    (10,214)
Other income and expense
  Interest income                                                   615          52         992         229
  Interest expense                                               (6,067)       (133)     (6,545)       (396)
  Foreign exchange gain                                             250          27         193           -
                                                               --------     -------    --------    --------
   Total other income and expense                                (5,202)        (54)     (5,360)       (167)
                                                               --------     -------    --------    --------
Net loss                                                       $(14,272)    $(3,424)   $(33,371)   $(10,381)
                                                               ========     =======    ========    ========

Net loss per share - basic and diluted                           $(0.46)     $(0.60)     $(2.12)     $(1.93)
                                                               ========     =======    ========    ========
Shares used in net loss per common share calculation- basic
 and diluted                                                     30,985       5,817      15,976       5,441
                                                               ========     =======    ========    ========

     See accompanying notes to condensed consolidated financial statements.

                       LEXAR MEDIA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                           Nine months ended
                                                                                 --------------------------------------
                                                                                      Sept. 30,           Sept. 30,
                                                                                         2000                1999
                                                                                       --------            --------
Cash flows from operating activities:
    Net loss                                                                            $(33,371)           $(10,381)
    Adjustments to reconcile net loss to net cash used in
      Operating activities:
      Depreciation and amortization                                                        1,376                 531
      Issuance of warrants and stock to non-employees                                        167                   4
      Note issued in connection with legal settlement                                          -                 154
      Amortization of stock-based compensation                                            10,933                 438
      Imputed interest                                                                     5,647                   -



      Changes in operating assets and liabilities:
         Accounts receivable                                                              (6,139)             (2,580)
         Inventory                                                                        (3,244)             (6,758)
         Prepaid expenses and other assets                                                (2,052)                (80)
         Accounts payable and accrued liabilities                                          4,928               5,064
         Deferred revenue                                                                    885                  93
                                                                                        --------            --------
      Net cash used in operating activities                                              (20,870)            (13,515)
                                                                                        --------            --------
Cash flows from investing activities:
    Cash used in acquisition of Impact Peripherals, Ltd.                                     (64)                  -
    Cash acquired upon acquisition of PrintRoom.com, Inc.                                     49                   -
    Purchase of property and equipment                                                    (2,035)             (1,314)
    Proceeds from short-term investments                                                   3,896                   -
    Purchase of short-term investments                                                   (19,692)                  -
                                                                                        --------            --------
      Net cash used in investing activities                                              (17,846)             (1,314)
                                                                                        --------            --------
Cash flows from financing activities
    Proceeds from initial public offering net of issuance costs                           53,350                   -
    Issuance of mandatorily redeemable preferred stock                                         -              26,137
    Exercise of stock options and warrants                                                   754                  41
    Proceeds from notes payable to stockholders                                           13,275                   -
    Repurchases of stock                                                                     (19)                  -
    Reduction of notes receivable from stockholders                                            -                  17
    Proceeds from notes payable                                                           12,125               2,285
    Repayment of notes payable                                                           (18,486)                (32)
                                                                                        --------            --------
      Net cash provided by financing activities                                           60,999              28,448
                                                                                        --------            --------
Effect of exchange rate changes on cash and cash equivalents                                 (25)                  -
                                                                                        --------            --------
Net increase in cash and cash equivalents                                                 22,258              13,619
Cash at beginning of period                                                                6,495               9,824
                                                                                        --------            --------
Cash at end of period                                                                   $ 28,753            $ 23,443
                                                                                        ========            ========

Supplemental disclosure of non-cash financing and investing activities:


        Conversion of convertible promissory notes into mandatorily redeemable
        convertible preferred stock                                                            -            $  2,285

        Conversion of note payable into common stock                                    $  2,000            $    153
        Exercise of stock options and restricted stock grants in exchange for
        full recourse notes                                                             $  3,536            $     16

        Repurchase of shares through cancellation of notes payable                      $    190                   -

        Issuance of common stock in connection with acquisition of                                                 -
        PrintRoom.com, Inc. and Impact Peripherals, Ltd.                                $  4,040

        Issuance of common stock for browser development                                $    200                   -

        Issuance of warrants in relation to credit facilities                           $  3,140                   -

        Conversion of preferred stock into common stock                                 $ 53,415                   -

     See accompanying notes to condensed consolidated financial statements.

                       LEXAR MEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Lexar Media, Inc. (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normally recurring adjustments considered necessary for a fair presentation have been included.

The financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 included in our Registration Statement on Form S-1 (File No. 333-30556), as declared effective by the Securities and Exchange Commission on August 14, 2000.

The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2000 or for any other future period.

Note 2 - Summary of Selected Accounting Policies

Revenue Recognition

The Company's customers include distributors, retailers, original equipment manufacturers and end users. Certain customers have return and price protection rights. The Company recognizes revenue where there is a contract or purchase order, upon shipment or delivery depending on the terms of sale and collectibility of the resulting receivable is probable. The Company provides for estimated future returns and price protection based on historical experience at the time revenue is recognized. At the time of sale, the Company also provides for the estimated costs of meeting product warranty obligations. For certain customers where the Company is unable to reasonably estimate the level of returns or where the customers do not take title to the product on delivery, revenues and the costs of revenues are deferred until the customers have sold the product to their customers.

Accounting for stock-based compensation

The Company follows the disclosure provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue accounting for stock-based compensation issued to employees using Accounting Principles Board ("APB") Opinion No. 25,
"Accounting for Stock Issued to Employees."   Under APB 25, compensation expense
is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price of the option. Stock, stock options and warrants for stock issued to non-employees have been accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees Acquiring, or in Conjunction with Selling Goods or Services."

Shipping and Handling Revenues and Costs

The Company includes revenues from shipping and handling in product sales. The revenues received have not been significant.

The costs of shipping and handling are included in sales and marketing expenses. Such costs for the three months ended September 30, 2000, the three months ended September 30, 1999, the nine months ended September 30, 2000 and the nine months ended September 30, 1999 were $0.3 million, $0.1 million, $0.8 million and $0.3 million, respectively.

Note 3 - Balance Sheet Detail (in thousands):

                                                                              Sept. 30,            Dec. 31,
                                                                                 2000                1999
                                                                               -------             -------
Inventories:

    Raw materials                                                              $ 3,378             $ 5,332
    Controllers                                                                    858               1,877
    Flash memory products                                                       16,388               8,760
    Ancillary products                                                             647                 841
                                                                               -------             -------
                                                                                21,271              16,810
    Less: inventory reserve                                                       (936)               (523)
                                                                               -------             -------
                                                                               $20,335             $16,287
                                                                               =======             =======


Note 4 - Net Loss Per Common Share (in thousands, except per share data)

                                                                Three Months Ended                      Nine Months Ended
                                                            ------------------------------          -----------------------------
                                                            Sept. 30,           Sept. 30,           Sept. 30,           Sept. 30,
                                                               2000                1999                2000                1999
                                                             --------             -------            --------            --------
Numerator
Net loss                                                     $(14,272)            $(3,424)           $(33,371)           $(10,381)
Accretion of mandatorily redeemable
      convertible preferred stock                                 (72)                (47)               (423)               (119)
                                                             --------             -------            --------            --------

Net loss after accretion of mandatorily
     redeemable convertible preferred stock                  $(14,344)            $(3,471)           $(33,794)           $(10,500)
                                                             ========             =======            ========            ========

Denominator
  Weighted average common shares
    outstanding                                                36,200               8,444              21,785               8,258
Weighted average unvested common
      shares subject   to repurchase                           (5,215)             (2,627)             (5,809)             (2,817)
                                                             --------             -------            --------            --------

Denominator for basic and
      diluted calculations                                     30,985               5,817              15,976               5,441
                                                             ========             =======            ========            ========

Net loss per common share
       basic and diluted                                       $(0.46)             $(0.60)             $(2.12)             $(1.93)
                                                             ========             =======            ========            ========

All outstanding shares under options, warrants and convertible preferred stock during each period have been excluded since they are anti-dilutive.


Note 5 - Interest Expense

Interest expense for the third quarter of 2000 was $6.1 million. For the nine months ended September 30, 2000, interest expense was $6.5 million. The periods include imputed interest charges of: $5.3 million associated with the value of warrants issued in connection with the bridge loan obtained prior to the Company's initial public offering; $0.2 million associated with warrants issued in connection with credit facilities entered into in June 2000; and $0.2 million in connection with the conversion of a note payable into common stock.

Note 6 - Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established new standards of accounting and reporting for derivative instruments and hedging activities.
SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements" which provides guidance on the SEC issued SAB 101B which defers the implementation date of SAB 101 to no later than the fourth fiscal quarter of fiscal years commencing after December 15, 1999. The Company has adopted SAB
101. The adoption of SAB 101 did not have a material impact on the financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). This interpretation clarifies the definition of employee for the purpose of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that the adoption of FIN 44 has not had a material effect on the financial position or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including but not limited to, those set forth under "Factors That May Affect Future Results and Market Price of Stock" and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward looking statements to reflect events or circumstances occurring after the date hereof.


Overview

We design, develop and market high-performance digital film and connectivity products for the digital photography market. Our objective is to establish our products and services as the industry standard solution for capturing, storing, viewing, editing and distributing digital images. Our products and services allow customers to capture digital images and download them quickly to a personal computer for editing, distributing and printing. Collectively, our products and services provide an end-to-end solution for digital photographers.

We were formed in September 1996 to purchase the Solid-State Storage Business unit of Cirrus Logic, Inc. This business unit was started as a small team of engineers in 1993. By September 1996, the group had grown to approximately 30 engineers conducting research and development. From the inception of the business unit to September 1996, the business unit was engaged principally in research and development activities. After our acquisition of the business unit in September 1996 and through the middle of 1997, we focused primarily on the sale of controllers and PC Cards for general flash memory applications. Commencing in the middle of 1997, we began to focus our products, as well as marketing and sales efforts, on the digital film market.

Our broad line of high-performance digital film offers removable and reusable storage devices that capture images from a digital camera. Our digital film combines flash memory from leading suppliers with our patented technology to address the needs of professional, commercial and consumer photographers. We currently offer digital film in the four primary media formats currently used by digital cameras: CompactFlash, SmartMedia, PC Card and Memory Stick. Our digital film is compatible with substantially all digital cameras, including those manufactured by Agfa, Canon, Casio, Epson, Fuji, Hewlitt-Packard, Kodak, Komca, Minolta, Nikon, Olympus, Polaroid, Ricoh, Sony and Yashica.

Lexar's digital film reader/writers are products that facilitate the transfer of digital images to a personal computer and other devices without a direct connection to the digital camera. Our JumpShot cable connects the universal serial bus, or USB, port to our USB-enabled CompactFlash digital film to quickly and easily transfer images.

In addition to digital photography, our digital film technology can be applied to a variety of consumer electronic applications such as Internet music players, laptop computers, personal digital assistants, telecommunication and network devices and digital video recorders. In order to extend our digital film technology into these markets we intend to selectively license our products and technology to third parties. Lexar entered into an agreement with Sony earlier in 2000 to combine our proprietary controller technology with their Memory Stick media format. The Memory Stick is used in a wide variety of consumer electronic products, including camcorders, personal computers, portable music players, cameras and video recorders.

In addition to our digital film and connectivity products, Lexar also offers Internet photofinishing through its acquisition of PrintRoom.com in January 2000. By uploading their digital images over the Internet to PrintRoom.com, digital camera users can receive high-quality photographic prints in the mail at prices competitive with traditional photofinishing services. We also offer online photo sharing services through which our customers are able to share their digital images with family and friends.

In the third quarter of 2000, Lexar also launched its digital imaging educational website SayCheese.com where consumers and professionals can find information on digital photography, product reviews and how-to-tips and advice.

Revenues. We generate revenues primarily from the sale of digital film and connectivity products for the professional, prosumer and consumer markets. In 2000, we began receiving modest revenues from the licensing of our technology to Sony. In addition, as a result of our acquisition of PrintRoom.com, we began to recognize modest revenues from photofinishing services in 2000.

Our customers include distributors, retailers, original equipment manufacturers and end users. Certain customers have return and price protection rights. We recognize revenue where there is a contract or purchase order, upon shipment or delivery depending on the terms of sale and collectibility of the resulting receivable is probable. We provide for estimated future returns and price protection based on historical experience at the time revenue is recognized. At the time of sale, we also provide for the estimated costs of meeting product warranty obligations. For certain customers where we are unable to reasonably estimate the level of returns or where the customers do not take title to the product on delivery, revenues and the costs of revenues are deferred until the customers have sold the product to their customers.

Cost of Revenues. Our cost of revenues consists primarily of material costs, with flash memory accounting for most of those costs. We maintain relationships with key suppliers, which we believe will be able to provide us with sufficient quantities of flash memory during 2000. The price we have historically paid for flash memory has fluctuated considerably, and we expect to continue to see price fluctuations through at least 2001. In addition, cost of revenues includes expenses related to materials procurement, inventory management and manufacturing.

Research and Development. Our research and development expenses include salaries and related expenses for research and development personnel, fees for outside consultants, patent costs and prototype development and materials costs. We believe that continued investment in research and development is important to attain our strategic objectives, and we anticipate that our research and development expenses will continue to increase significantly in absolute dollars due to our product development efforts.

Sales and Marketing. Our sales and marketing expenses include salaries and related expenses for sales and marketing personnel, advertising, customer service, technical support, distribution and travel and trade show expenses. We expect sales and marketing expenses to increase significantly as we add sales staff and expand our promotional and branding efforts, both domestically and internationally, primarily in Japan and Europe.

General and Administrative. Our general and administrative expenses include salaries and related expenses for executive, administrative and operational personnel, fees for professional services and other corporate expenses. We have incurred significant legal expenses related to patent litigation with SanDisk, which we expect to continue in 2001. We expect general and administrative expenses to increase significantly as we add personnel to support the expansion of our operations, incur additional expenses related to the anticipated growth of our business, assume the responsibilities of a public company and continue to incur expenses in ongoing litigation.

Stock-based Compensation. Stock-based compensation related to options granted to employees represents the aggregate difference, at the date of grant, between the deemed fair market value of the stock underlying options and the exercise prices of these options. Stock-based compensation related to options granted to consultants is revalued at each reporting date using the Black-Scholes option pricing model. Stock-based compensation is amortized over the vesting period of the underlying options based on an accelerated vesting method.

SanDisk Litigation. We are currently involved in significant and costly litigation with SanDisk in which the Federal District Court has found that some of our products infringe one of SanDisk's patents. If the court ultimately rules that the patent is valid, we could be required to pay significant damages and royalties and could be enjoined from making, selling or using the infringing products. While we continue to sell these products, SanDisk could request a hearing for a preliminary injunction against us at any time prior to trial. In the event an injunction is granted, it would prevent us from selling our products that have been held to infringe SanDisk's patent and cause a substantial reduction in revenues and significant losses, which could severely limit our future business prospects. In the event of an injunction, we could seek a license from SanDisk. If SanDisk were to agree to a license, it may cause us to pay royalties on our products and we might be required to grant a license to SanDisk to utilize our technology. Accordingly, the terms of any license might adversely affect our margins.

SanDisk is also seeking damages for willful infringement of their patent, which could require us to pay treble damages, attorney's fees and costs. In order to obtain enhanced damages for willful infringement, SanDisk must, after establishing that we have infringed a valid claim of its patent, prove by clear and convincing evidence that our infringement of that valid claim was willful. Whether infringement is willful is a question of intent, and a primary determining factor is whether the infringer reasonably relied upon a competent opinion of counsel in concluding either that it did not infringe the patent or that the patent is likely to be found invalid. Because we consulted patent counsel prior to litigation with SanDisk and because patent counsel advised us that we do not infringe any claim of the SanDisk patent and that claim 10 of the SanDisk patent is invalid, we believe that we have valid defenses to SanDisk's claim of willful infringement. These defenses are applicable to products we have sold both prior to and subsequent to the Court's partial summary judgment ruling as the ruling was limited to infringement of claim 10 and did not address the validity of claim 10. Our intent and whether we reasonably relied upon the opinion of patent counsel are questions of fact to be determined by a jury. If the jury finds that we have willfully infringed SanDisk's patent, the judge would then decide whether enhanced damages are appropriate. Accordingly, we cannot predict whether we will be found to have willfully infringed SanDisk's patent.

We continue to believe that SanDisk's patent is invalid and intend to vigorously contest the validity of SanDisk's patent at trial. To succeed, we will have to overcome by clear and convincing evidence the legal presumption that a patent is valid. This is a difficult burden of proof and, as a result, patents are found to be valid in the significant majority of cases.

The costs of continuing litigation with SanDisk are likely to be substantial and if the litigation were to be resolved by a settlement, we might need to make substantial upfront payments, either in cash or equity, as well as ongoing royalties.

In response to the District Court's finding that certain of our products infringe one of SanDisk's patents, we have redesigned our products. In the opinion of our patent counsel, Haverstock & Owens LLP, the redesign does not infringe the SanDisk patent that is the subject of the current litigation and SanDisk has taken the position that the new products are not part of the current litigation. While we expect to begin shipping such redesigned products by the end of the trial, we have not yet finished the development of, or commercially produced, these products, and therefore we may find that our redesigned products will not be feasible to manufacture, commercially competitive, as reliable as our current products or accepted by our customers. We may also experience a transition period during which our OEM customers reduce or delay their orders as they qualify our new products. Our redesigned products may be more costly than our current products, and we may not be able to achieve our present functionality and future planned functionality, including write speed and storage capacity, with our redesigned products.

Additional detail regarding the risks associated with the continuing litigation with SanDisk, as well as risks associated with our redesigned products, are presented below in "Factors That May Affect Future Results and Market Price of Stock."

Our History of Losses

We have incurred significant losses to date. As of September 30, 2000, we had an accumulated deficit of approximately $67.5 million. We intend to continue to expend significant financial and management resources on developing additional products and services, increasing sales and marketing activities, improving our technologies and expanding our operations. As a result, we expect to continue to incur additional losses and negative cash flow through 2000 and through most of 2001. In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily sustainable or indicative of our future growth.

Results of Operations

The following table sets forth our statement of operations data expressed as a percentage of net sales for the period indicated:

                                                                   Three months ended                      Nine months ended
                                                             ------------------------------          ------------------------------
                                                              Sept. 30,           Sept. 30,           Sept. 30,           Sept. 30,
                                                                2000                1999                2000                1999
                                                               ------              ------              ------              ------
Product sales                                                   100.0%              100.0%              100.0%              100.0%
Cost of revenues                                                 83.5                86.3                83.4                86.1
                                                               ------              ------              ------              ------
    Gross margin                                                 16.5                13.7                16.6                13.9
                                                               ------              ------              ------              ------
Operating expenses:
    Research and development                                      5.5                13.1                 7.3                17.4
    Sales and marketing                                          19.2                27.6                19.7                33.1
    General and administrative                                   12.2                12.5                13.4                19.5
    Stock-based compensation                                      8.9                 1.7                15.2                 2.5
                                                               ------              ------              ------              ------
      Total operating expenses                                   45.8                54.9                55.6                72.5
Loss from operations                                           ------              ------              ------              ------
                                                                (29.3)              (41.2)              (39.0)              (58.7)
Interest expense and other                                      (16.8)               (0.7)               (7.5)               (1.0)
                                                               ------              ------              ------              ------
Net loss                                                       (46.1)%             (41.9)%             (46.5)%             (59.6)%
                                                               ======              ======              ======              ======

Revenues

Total revenues for the third quarter of 2000 increased 279% to $31.0 million from $8.2 million for the third quarter of 1999. Total revenues for the first nine months of 2000 increased 312% to $71.8 million from $17.4 for the same period in 1999. This increase was primarily the result of continued increases in sales of our digital film and connectivity products, including our USB-enabled CompactFlash digital film and the JumpShot product, both of which were introduced in the last half of 1999. Product sales for the third quarter of 2000 were predominantly to customers in the United States (65.2%), Japan (22.8%) and Europe (9.9%). Product sales in the third quarter of 1999 were predominantly to customers in the United States (75.7%), Japan (9.8%) and Europe (13.4%). Product sales in the first nine months of 2000 were predominantly to customers in the United States (63.7%), Japan (23.0%) and Europe (11.4%). Product sales in the first nine months of 1999 were predominantly to customers in the United States (76.6%), Japan (8.6%) and Europe (13.6%). In the third quarter and first nine months of 2000, licensing revenue of $250,000 and $500,000, respectively, was recognized.

In April 2000, we acquired Impact Peripherals, our European distributor. Product sales to Impact Peripherals prior to the acquisition have been included in our product sales. Impact Peripherals now operates as Lexar Media Europe, and their results have been included in our financial results beginning in May 2000.

Cost of Revenues

Cost of revenues for the third quarter of 2000 increased 266% to $25.9 million from $7.1 million for the third quarter of 1999. Cost of revenues for the first nine months of 2000 increased 300% to $59.9 million from $15.0 million for the same period in 1999. The increase in cost of revenues was primarily due to the increased sales of our digital film and connectivity products. Cost of revenues, as a percentage of sales, for the third quarter of 2000 decreased to 83.5% from 86.3% for the third quarter of 1999. For the first nine months of 2000, cost of revenues, as a percentage of sales, decreased to 83.4% from 86.1% for the same period last year. Our gross margins increased due to a number of factors, including an overall decrease in raw material costs, changes in product volumes shipped through consumer and OEM channels and changes in our product mix, including increased sales of high capacity cards and USB-enabled cards.
We expect to continue to experience fluctuations and pressure on our gross margins due to a number of factors, including changes in our product and customer mix, flash memory costs and the prices of competitive products and higher costs in the introduction of new products.

Research and Development

Research and development expenses for the third quarter of 2000 were $1.7 million, or 5.5% of total revenues, as compared to $1.1 million, or 13.1% of total revenues, for the third quarter of 1999. For the first nine months of 2000, research and development expenses were $5.3 million, or 7.3% of total revenues, as compared to $3.0 million, or 17.4% of total revenues, for the first nine months of 1999. The increase in research and development expenses was primarily due to increased compensation and benefits as a result of our acquisition of PrintRoom.com in January and increased headcount to support new
product development.   The decrease in research and development expenses as a
percentage of total revenues during the third quarter and first nine months of 2000 as compared to the same periods in 1999 is due to increased revenues in the third quarter and first nine months of 2000.

Sales and Marketing

Sales and marketing expenses for the third quarter of 2000 were $6.0 million, or 19.2% of total revenues, as compared to $2.3 million, or 27.6% of total revenues, for the third quarter of 1999. For the first nine months of 2000, sales and marketing expenses were $14.1 million, or 19.7% of total revenues, as compared to $5.8 million, or 33.1% of total revenues, for the first nine months of 1999. The increase in sales and marketing expenses was primarily due to higher expenses associated with selling and promoting our new digital film and connectivity products in U.S. markets. The decrease in sales and marketing expenses as a percentage of total revenues during the third quarter and first nine months of 2000 as compared to the same periods in 1999 is due to increased revenues in the third quarter and first nine months of 2000.

General and Administrative

General and administrative expenses for the third quarter of 2000 were $3.8 million, or 12.2% of total revenues, as compared to $1.0 million, or 12.5% of total revenues, for the third quarter of 1999. For the first nine months of 2000, general and administrative expenses were $9.6 million, or 13.4% of total revenues, as compared to $3.4 million, or 19.5% of total revenues, for the first nine months of 1999. The increase in general and administrative expenses was primarily due to higher legal expenses related to our patent litigation with SanDisk. The decrease in general and administrative expenses as a percentage of total revenues during the third quarter and first nine months of 2000 as compared to the same periods last year is due to increased revenues in the third quarter and first nine months of 2000.

Stock Based Compensation

Stock-based compensation recorded for all option grants through September 30, 2000 totaled $26.4 million. In the third quarter and first nine months of 2000, we recognized $2.8 million and $10.9 million, respectively, in stock-based compensation expense associated with these options. In the third quarter and first nine months of 1999, we recognized $0.1 million and $0.4 million, respectively, of stock-based compensation expense associated with these options.

Income Taxes

No provision for federal and state income taxes was recorded since we incurred net operating losses from inception through September 30, 2000.

Other Income and Expense

Interest income for the third quarter of 2000 was $0.6 million as compared to $0.1 million for the third quarter of 1999. For the first nine months of 2000, interest income was $1.0 million as compared to $0.2 million for the first nine months of 1999. The increase in interest income was primarily due to earnings from short-term investments from the proceeds of loans and our initial public offering.

Interest expense for the third quarter of 2000 was $6.1 million as compared to $0.1 million for the third quarter of 1999. For the first nine months of 2000, interest expense was $6.5 million as compared to $0.4 million for the first nine months of 1999. The increase in interest expense was primarily due to imputed interest charges of $5.3 million associated with the value of warrants issued in connection with a bridge loan obtained prior to our initial public offering and the repayment of the loan; imputed interest charges of $0.2 million associated with warrants issued in connection with credit facilities we entered into in June 2000; and a beneficial conversion charge of $0.2 million in connection with the conversion of a note payable into common stock. The remainder of the increase in interest expense was attributable to the interest and financing costs associated with the credit facilities and the bridge loan. Imputed interest for the fourth quarter will decline to approximately $0.3 million.

The increase in foreign exchange gain in 2000 compared to 1999 is primarily attributable to the yen.

Liquidity and Capital Resources

From inception until the completion of our initial public offering in August 2000, we have financed our operations primarily through private sales of our common stock and preferred stock, and to a lesser degree through debt financings. In the nine months ended September 30, 2000, we raised $53.4 million (net) from our initial public offering, $0.8 million from the exercise of warrants and options and $6.9 million (net) from debt financings. In the nine months ended September 30, 1999, we raised $28.4 million (net) from preferred stock issuances and debt financing. As of September 30, 2000, we had approximately $48.4 million in cash and short-term investments.

Net cash used in operations was $20.9 million in the nine months ended September 30, 2000 and $13.5 million in the nine months ended September 30, 1999. Net cash used in operating activities resulted primarily from our net losses, increases in inventory, receivables and prepaid and other assets, offset in part by increases in accounts payable, accrued liabilities and deferred revenues.

Net cash used in investing activities was $17.8 million in the nine months ended September 30, 2000 and $1.3 million in the nine months ended September 30, 1999. Net cash used in investing activities in the nine months ended September 30, 2000 was primarily attributable to the purchase of short-term investments and purchases of property and equipment. Net cash used in investing activities in the nine months ended September 30, 1999 was attributable to the purchase of property and equipment.

In May, June and July 2000, we issued promissory notes in the aggregate amount of $13.3 million to six of our stockholders, with interest on the notes accruing at a rate of 6.0% per year. In September 2000, we repaid the amounts outstanding under these promissory notes. In June 2000, we entered into credit facilities with The Chase Manhattan Bank and Access Technology Partners, an affiliate of Chase. These facilities include a $20.0 million revolving credit line from Chase, with interest payable on any borrowings at a rate of LIBOR plus 3.0% per year, and a $10.0 million term loan from Access, with interest payable on any borrowings at a rate of 12.0% per year. The credit line from Access is subordinate in right of payment to the credit line from Chase. We are permitted to draw down amounts from the Chase revolving credit facility based upon our eligible receivables and inventory. Our ability to draw down amounts from the Access term loan depends upon our meeting milestones related to our litigation with SanDisk. As of September 30, 2000, there was $6.1 million outstanding under the Chase credit facility and $4.0 million outstanding under the Access term loan.

We currently anticipate that our current balances of cash and short-term investments, together with our term loan and revolving credit facilities, will be sufficient to meet our anticipated needs for working capital and capital expenditures through the end of 2001. We may need to raise additional funds prior to the expiration of this period if, for example, we pursue acquisitions or experience operating losses that exceed our current expectations. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

Factors That May Affect Future Results and Market Price of Stock

Because we have a limited operating history and because we operate in a new and rapidly evolving market, you may have difficulty assessing our business and future prospects.

We were organized in September 1996 and have a short operating history. Because we have only recently introduced our products and services and have limited historical financial data, it is difficult to evaluate our business and future prospects. In addition, because of our limited operating history and because the market for digital cameras, digital film and Internet photofinishing is still in an emerging stage and is characterized by an increasing number of competitors and competing technologies and formats, we have limited insight into trends that may emerge and affect our business. Our business will not succeed if we are unable to execute our business strategy or if we do not successfully address the risks we face.

We have a history of losses, anticipate incurring losses for the foreseeable future and may never become profitable.

We incurred net losses of approximately $5.2 million, $9.1 million, $15.3 million and $33.4 million for 1997, 1998, 1999 and the nine months ended September 30, 2000, respectively. As of September 30, 2000, we had an accumulated deficit of approximately $67.5 million. We will incur losses for this year and are likely to incur losses in 2001. The size of our future losses and our ability to become profitable substantially depend on the rate of growth of the market for digital cameras and digital film and the extent to which our products and services are accepted by this market. Therefore, we believe it is critical to devote substantial resources to developing the brand awareness of our digital film. In the future we expect sales and marketing, general and administrative and research and development expenses to increase significantly as we pursue our strategic objectives. We also expect to continue to incur significant expenses in connection with our existing patent litigation discussed elsewhere in this report. In addition, we have incurred non-cash deferred charges of $26.4 million through September 30, 2000 relating to stock-based compensation. At September 30, 2000, $13.6 million of deferred stock-based compensation charges remained to be charged against our future operations. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

We are currently involved in significant and costly litigation with our primary competitor in which the Federal District Court has found that our products infringe our competitor's patent. If the court ultimately rules that this patent is valid, we could be required to pay significant damages and royalties and could be enjoined from making, selling or using the infringing products.

Since March 1998, we have been engaged in significant litigation with SanDisk Corporation, our primary competitor in the digital film market. This litigation, which is described in more detail in "Part II, Item 1. Legal Proceedings" relates to claims by SanDisk that certain of our products infringe one of their patents and, more recently, our claims that SanDisk's products infringe one of our patents. In its complaint, SanDisk alleges that it will seek a permanent injunction and damages for past infringement relating to our CompactFlash and PC Card formats, as well as increased damages for willful infringement up to treble damages, attorneys' fees and costs. Approximately 80% of our revenues in 1999 and in the first nine months of 2000 were from sales of our controllers and products incorporating our controllers, and we expect this to be the case for the next several years.

On March 30, 2000, the U.S. District Court for the Northern District of California found that certain of our products infringe one of the claims of SanDisk's patent. The Court initially set a trial date for October 23, 2000 to determine whether we infringe any of the other claims of the patent and whether the patent is valid. The Court later extended the trial date to November 6, 2000, and has again extended the trial date until after a court ordered settlement conference on November 13 and 14, 2000. If the case is not settled, the Court will reschedule the trial date to begin in late November. We intend to vigorously contest SanDisk's claims and the validity of SanDisk's patent at trial, but to succeed we will have to overcome by clear and convincing evidence the legal presumption that a patent is valid. This is a difficult burden of proof and, as a result, patents are found to be valid in the significant majority of cases.

In its complaint, SanDisk requests both a preliminary and a permanent injunction. SanDisk could request a hearing upon its request for a preliminary injunction against us at any time prior to trial. In the event a preliminary or permanent injunction was granted, we would be unable to sell products found to infringe SanDisk's patent. Such an injunction would result in our not being able to ship a substantial portion of our products and might require us to recall the infringing products from our customers, which would cause a substantial reduction in our revenues, significant losses and loss of customer goodwill for an extended period of time. As a result, we would face a substantial depletion of our financial resources that could severely limit our future business prospects or render us insolvent. Further, if at trial the SanDisk patent is held to be valid, we could be required to pay significant monetary damages to SanDisk, which, in the event of a finding of willful infringement, would be subject to trebling and could also require us to pay SanDisk's attorneys fees. We have also agreed to indemnify customers from liability with respect to claimed infringement of the SanDisk patent, including their costs and fees of defending themselves in such suits. The existence of the SanDisk litigation has had and in the future could have an adverse effect on our ability to attract and retain customers.

In the event of an injunction, we could seek a license from SanDisk to enable us to continue selling our products, but SanDisk might not agree to license its patents to us on reasonable terms, or at all. If available, such a license may cause us to pay royalties on all our products, even those in the future that may not infringe SanDisk's patent, and we might be required to grant a license to SanDisk to utilize our technology for little or no royalty. Accordingly, the terms of any license might adversely affect our margins and our ability to compete with SanDisk and others. We have redesigned our products in an effort to avoid infringement of SanDisk's patent, and are now engaged in the final testing and debugging of these products. However, we cannot assure you that these efforts will be successful. Even if successful, these efforts may not result in a competitive product and could require a substantial period of time to complete.

In connection with our two lawsuits involving SanDisk, we have incurred, and expect to continue to incur, substantial legal and other expenses. In addition, the SanDisk litigation has diverted, and is expected to continue to divert, the efforts and attention of our management and technical personnel. Patent litigation is highly complex and can extend for a protracted period of time, which can substantially increase the cost of litigation. Accordingly, the expenses and diversion of resources associated with the SanDisk litigation could significantly increase our general and administrative costs. Further, if the SanDisk patent litigation were to be resolved by a settlement, we might need to make substantial upfront payments, either in cash or equity, as well as ongoing royalties to SanDisk and grant a license to SanDisk to utilize our technology, which could be harmful to our business.

We may be involved in additional litigation with SanDisk that could divert management's time and attention, could be time-consuming and expensive and could threaten our viability if we were to lose.

We believe that part of SanDisk's business strategy is to file intellectual property lawsuits against its competitors and that SanDisk will initiate additional litigation against us. SanDisk is the holder of a number of patents relating to flash memory and flash memory storage devices such as CompactFlash. Potential additional SanDisk litigation would likely involve different patents with new method or system claims. In addition, new patent applications are continually being filed and pending United States patent applications are confidential until patents are issued. Thus, it is impossible to ascertain all potential patent infringement problems. As with the current SanDisk litigation, we cannot assure you that we would prevail in any such litigation and an adverse decision could render us insolvent or severely impair our future business prospects. In the past we have initiated litigation against SanDisk and in September 2000, we filed a patent infringement lawsuit against SanDisk in the United States District Court, District of Delaware alleging that SanDisk infringes one of our key patents. Any future litigation would be time-consuming and costly, and would likely divert the efforts and attention of our management and technical personnel.

We have recently redesigned our products to avoid SanDisk's intellectual property, but the redesigned products may not be feasible to produce, commercially competitive or have all the functionality of our current and future products or may be held to infringe SanDisk's patents or the patents of others.

In response to the District Court's finding that certain of our products infringe one of SanDisk's patents, we have redesigned our products. In the opinion of our patent counsel, Haverstock & Owens LLP, the redesign does not infringe the SanDisk patent that is the subject of the current litigation. While we expect to begin shipping such redesigned products by the end of trial, we have not yet finished the development of, or commercially produced, these products, and therefore we may find that our redesigned products will not be feasible to manufacture, commercially competitive, as reliable as our current products or accepted by our customers. We may also face a transition period during which our OEM customers may reduce or delay their orders as they qualify our new products. Our redesigned products may be more costly than our current products, and we may not be able to achieve our present functionality and future planned functionality, including write speed and storage capacity, with our redesigned products. The District Court has ruled that these redesigned products are not a part of the current litigation, and, as a result, the current litigation will not resolve whether these redesigned products infringe SanDisk's patent.

Despite the opinion of Haverstock & Owens LLP, our redesigned products may be found to infringe SanDisk's existing or future patents or the existing or future patents of another party. If we are not able to produce our redesigned products by the time the SanDisk trial is completed and we were enjoined from shipping our current products, or if the redesigned products had been determined to infringe SanDisk's patents, then it could render us insolvent or severely impair our future business prospects. Customers may delay orders or return merchandise to wait until our redesigned products are available. Because we have diverted substantial engineering resources from our currently planned research and development projects to redesign our products, we may experience a delay in the introduction of future products.

We may become subject to additional intellectual property claims that could divert management's time and attention, could be time-consuming and expensive to defend and could limit our access to important technology.

We may become a party to litigation with other third parties in the future to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These lawsuits could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

 .     stop selling products or using technology that contain the allegedly infringing intellectual property ;

 .     attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all; and

 .     attempt to redesign those products that contain the allegedly infringing intellectual property.

If we are forced to take any of the foregoing actions, we may be unable to manufacture and sell our products.

Our quarterly operating results and gross margins may fluctuate significantly in the future and are difficult to predict, and if our future results are below the expectations of investors or securities analysts, the market price of our common stock would likely decline significantly.

Our quarterly operating results and gross margins are likely to vary significantly in the future based on a number of factors related to our industry and the markets for our products. We will have little or no control over many of these factors and any of these factors could cause the price of our common stock to fluctuate significantly. These factors include, among others:

 .     the rate of growth of the market for digital cameras, digital film and
      Internet photofinishing;

 .     fluctuation in demand for our products due to difficulties in anticipating or reacting to competitive pricing pressures;

 .     seasonal demand for our products, particularly with regard to our OEM customers and the volumes and timing of potential retail customer and distributor orders;

 .     the timing and amount of orders and cancellations from existing and new retailers, distributors and original equipment manufacturer customers;

 .     price protection, discounts and other concessions and discounts that may need to be provided to some customers due to increasing competitive pricing

 .     the timing and amount of expenses related to obsolescence of unsold inventory;

 .     increases in costs charged by our component suppliers, particularly our flash memory suppliers;

 .     the timing and amount of any reductions in the average selling prices of our products and services;

 .     the difficulty of forecasting and managing our inventory levels;

 .     the difficulty of forecasting sell-through rates of our products and their impact on inventory levels at our distributors and customers in new markets, which may result in additional orders being delayed or reduced;

 .     the availability and pricing of flash memory, particularly high-
      performance flash memory with increased memory capacity;

 .     price reductions in key components, such as flash memory, could result in charges related to previously purchased components held in inventory;

 .     the announcement or introduction of products and technologies by competitors;

 .     changes in our customers and product mix;

 .     commencement of or involvement in litigation, including developments in our current litigation with SanDisk;

 .     natural disasters, particularly earthquakes, affecting countries in which we conduct our business or in which our products are manufactured; and

 .     the evolution of industry standards.

In addition, as a result of our limited operating history and the emerging nature of our market, we may be unable to accurately forecast our revenues and gross margins. We incur expenses based predominantly on operating plans and estimates of future revenues. Our expenses are to a large extent fixed and we may not be able to adjust them quickly to meet a shortfall in revenues during any particular quarter. We also plan inventory levels based on anticipated revenues. Any significant shortfall in revenues in relation to our expenses and planned inventories would decrease our net income or increase our operating losses and would also harm our financial condition. Fluctuations in our operating results or gross margins may cause us to fail to meet the expectations of investors or securities analysts. If this were to happen, the market price for our common stock would likely decline significantly.

We primarily depend upon two sources for our supply of flash memory, and if they are unable to provide us with sufficient quantities of flash memory in a timely manner, we would not be able to manufacture and deliver digital film to our customers in accordance with their volume and schedule requirements.

We purchase substantially all of our flash memory from Toshiba America Electronic Corporation and Samsung Semiconductor, Inc. We expect that the demand for flash memory over the next several years will be substantially greater than in past periods due to the increasing acceptance of digital cameras and other digital consumer products. If we are unable to obtain sufficient quantities of flash memory from Toshiba, Samsung or another flash memory supplier in a timely manner, we would not be able to manufacture and deliver digital film to satisfy our customers' volume and schedule requirements. If we are not able to satisfy the delivery requirements of our customers, they may reduce any future orders or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. Even if we are able to obtain flash memory in sufficient volume and on schedules that permit us to satisfy our delivery requirements, we cannot assure you that the prices charged by these suppliers will enable us to compete effectively in our market. Samsung and Toshiba are both located in Asia, a region that has recently been, and in the future may be, affected by economic and political instability that could adversely affect the price and supply of flash memory. If we are unable to obtain flash memory from our current suppliers or others at economical prices, our margins would decline unless we could raise the prices of our products in a commensurate manner. The existing competitive conditions may not permit us to do so, in which case we may suffer increasing losses or reduced profits.

We have recently expanded our distribution of products into Japan and anticipate expanding distribution into Latin America. If we are unable to anticipate demand and pricing of our products in those regions or if we are unable to effectively manage the distributor channels and relationships in those regions, our operating results will be harmed and our stock price will likely decline.

We do not have a long operating history managing international distribution of our products, and particularly do not have a long history of working with Olympus Japan, our distribution partner in Japan, nor the distribution partners we will likely work with as we expand distribution into Latin America. If we do not accurately anticipate demand and pricing of products in those regions, or if we cannot work effectively with our distribution partners to create demand, develop effective marketing programs, manage inventory levels and collect receivables in a timely fashion, our operating results will be harmed and our stock price will likely decline.

Our recent growth has placed a significant strain on our management systems and resources, and the continued success of our business depends on our ability to successfully manage future growth.

In recent periods, rapid growth and acceleration of our product development and marketing efforts have imposed significant strains on our operations. Our revenues have grown from $2.9 million for the year ended December 31,

1997 to approximately $29.2 million for the year ended December 31, 1999 and $71.8 million for the nine months ended September 30, 2000. In addition, the number of our employees has grown from 25 as of December 31, 1997, to 54 as of December 31, 1998, to 106 as of December 31, 1999 and to 174 as of September 30, 2000, and we anticipate further significant increases in the number of our employees as we continue to grow. Our current facility is not adequate to meet our anticipated growth and we are seeking to relocate our principal executive offices to a larger facility, which may disrupt our operations. We expect the strains from this growth to increase, and our financial performance and ability to compete effectively will depend, in large part, on our ability to manage this growth effectively. To that end, we must continually develop our budgeting and forecasting procedures, develop administrative, accounting and management information systems and controls, manage our research and development efforts, manage appropriate levels of inventory, improve coordination among our engineering, accounting, finance, marketing and operations personnel and hire and train additional qualified personnel.

The rate of any future expansion, in combination with a rapidly evolving market for our products, will require a high level of managerial effectiveness in anticipating, planning, coordinating and satisfying our operational needs and the demands of our customers. The continued development of our operations in diverse locations may also affect our ability to manage our growth. If we are unable to manage our growth effectively, we may not be able to successfully compete in our market.

If we are unable to develop and introduce on a timely basis new products or services that are accepted by our customers and consumers, we will not be able to compete effectively in our market.

We operate in an industry that is subject to evolving industry standards, rapid technological changes, rapid changes in consumer demands and the rapid introduction of new, higher performance products that shorten product life cycles and tend to decrease average selling prices. To remain competitive in this demanding market, we must continually design, develop and introduce new products and services that meet the performance and price requirements of our customers and consumers. Any significant delay or failure in releasing new products or services would harm our reputation, provide a competitor a first-to-market opportunity or allow a competitor to achieve greater market share. We also cannot assure you that any products or services we do introduce will gain market acceptance. The introduction of new products is inherently risky because it is difficult to foresee advances in technology and the adoption of new standards, to coordinate our technical personnel and strategic relationships and to identify and eliminate design and products flaws. We may not be able to recoup research and development expenditures if our new products or services are not widely accepted.

We have only recently begun offering Internet photofinishing services and, if this service is not rapidly accepted or used by consumers, our revenues may fall short of our expectations.

We have only recently begun offering Internet photofinishing services through our acquisition of PrintRoom.com in January 2000. We cannot be certain that there will be customer demand for this service or that we will be successful in penetrating this market. If we are unable to successfully implement this new service or this service is not rapidly accepted or used by consumers, our revenues may fall short of our expectations.

If we are unable to develop or maintain the strategic relationships necessary to develop, sell and market products that are commercially viable and widely accepted, the growth and success of our business may be limited.

We may not be able to develop and sell products that are commercially viable and widely accepted if we are unable to anticipate market trends and the price, performance and functionality requirements of digital camera and flash memory manufacturers. We must continue to collaborate closely with our customers, digital camera manufacturers, flash memory manufacturers and other suppliers to ensure that critical development, marketing and distribution projects proceed in a coordinated manner. This collaboration is also important because our ability to anticipate trends and plan our development activities depends to a significant degree upon our continued access to information derived from strategic relationships we currently have with digital camera and flash memory manufacturers. This collaboration can be difficult because many of these companies are located overseas. If any of our current relationships terminate or otherwise deteriorate, or if we are unable to enter into future alliances that provide us with comparable insight into market trends, we will be hindered in our product development efforts.

We depend on a few key customers and the loss of any of them could significantly reduce our revenues.

Historically, a small number of our customers have accounted for a significant portion of our product revenues. In 1997, 1998, 1999 and the nine months ended September 30, 2000, sales to the 10 customers from which we received the greatest revenues accounted for approximately 99.7%, 83.7%, 79.2% and 77.9% respectively, of our total revenues. In April 2000, we acquired Impact Peripherals, which now operates as Lexar Media Europe. Our revenues could decline if one or more of these customers were to significantly reduce, delay or cancel their orders, decide to purchase digital film manufactured by one of our competitors or develop and manufacture their own digital film. In the fourth quarter of 2000, we anticipate sales to our major OEM customers will decline relative to third quarter due to early seasonal stocking activity in the third quarter, as well as the long-term trend of OEMs not to bundle digital film with their cameras. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers who place larger orders, would also reduce our revenues. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

Furthermore, our revenues include sales to OEMs, some of which may in the future decide to compete against us in the digital film market. We expect our operating results for at least the next several years to continue to depend on sales to a relatively small number of customers.

Our failure to successfully promote our brand and achieve strong brand recognition in target markets could limit or reduce the demand for our products and services.

We believe that brand recognition will be critical to our ability to be successful as the digital photography market develops. We plan to significantly increase our marketing expenditures to create and maintain prominent brand awareness. If we fail to promote our brand successfully, or the expenses associated with doing so become increasingly high, our business may not grow as we anticipate. In addition, if our products exhibit poor performance or other defects, our brand may be significantly diluted, which would inhibit our ability to attract or retain customers.

Because many of our retail customers and distributors have rights of return, we may be required to take back large quantities of unsold inventory which could reduce our revenues in future periods.

Substantially all of our sales to end-users are made through distributors and retailers. Our sales through these channels often include rights to return unsold inventory. We generally recognize revenue upon shipment of our products, although we establish reserves for estimated returns. Additionally, we permit some of our customers to return products in their inventory for credit or in exchange for new products. If there are significant inventories of old products in our distribution channel when a new product is released, or if these distributors and retailers are unsuccessful in selling our products, there could be substantial product returns. If our reserves are insufficient to account for these returns or if we are unable to resell these products on a timely basis at similar prices, our revenues may be reduced in future periods. Because the market for our products is rapidly evolving, we may not be able to resell returned products at attractive prices or at all.

Because we protect many of our retail customers and distributors against the effects of price decreases on their inventories of our products, we may be required to make large price protection payments if we reduce our prices when there are large quantities of our products in our distribution channel.

More than one-third of our sales in 1999 and more than one-fourth of our sales in the nine months ended September 30, 2000 were made through distributors and retailers to whom we provide price protection guarantees. Accordingly, if we reduce our prices, we will pay these distributors and retailers for the difference between the new price and the price paid for the same product still in their inventory. If our price protection reserves are insufficient to account for these payments, our revenues may be reduced in future periods.

Because we depend on single suppliers for some key components, and do not have long-term supply contracts with those suppliers, we are exposed to the risks of a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality.

ZETEX Semiconductors is the sole manufacturer of transistors for our CompactFlash, PC Card and connectivity products. Because we depend on a single supplier for these key components, and do not have a long-term supply contract with this supplier, we face the risk of inadequate component supply, price increases, late deliveries and poor component quality. ZETEX may terminate its relationship with us or pursue other relationships with our competitors, and if we were to lose our relationship with this single supplier, the lead time required to qualify new suppliers could be as long as three months. Also, if we lose our single supplier or this supplier is otherwise unable to satisfy our volume and delivery schedule requirements, it may be difficult to locate any suppliers who have the ability to develop, manufacture and deliver the specialized components we need for our products. If we are unable to accurately predict our supply needs, or if our supply of components is disrupted, our reputation may be harmed and we may lose existing customers or be unable to attract new customers. In addition, some of our products use tantulum capacitors. There has been a worldwide shortage of these capacitors in 2000. If we were unable to obtain sufficient quantities of tantulum capacitors in the future, our ability to ship products that incorporate these capacitors would be adversely affected.

Our products are characterized by average selling prices that have historically declined over relatively short time periods, and if we are unable to effectively manage our inventories, reduce our costs, introduce new products with higher average selling prices or increase our sales volumes, our gross margins will decline.

Although consumers have recently begun to purchase digital cameras in volume, they still exert pressure on digital camera manufacturers and on us to lower prices of digital photography products, like our digital film, to prices comparable to those of traditional photography products. Our competitors also impose pricing pressures on us. In addition, because a large percentage of our sales is to a small number of customers that are primarily large original equipment manufacturers, retail consumer chains and distributors, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. Any reduction in prices by us will cause our gross margins to decline, unless we can manage our inventories to minimize such price declines and reduce our costs. If we are unable to reduce our costs to offset declines in average selling prices or increase the sales volume of our existing products, our gross margins will decline. We anticipate that our average selling prices will continue to decline for the foreseeable future.

The solid-state storage market is evolving and future digital film formats may not use our core technology or we may be forced to pay a royalty to sell digital film in these formats.

Our products may become less useful to our customers if we are unable to respond to technological advances in our industry or as innovative products become available to our customers. Although many digital cameras currently use Compact Flash, Memory Stick or Smart Media Cards, future digital cameras may use other digital film formats, such as compact discs, rotating media or magneto-optical storage, that may not use our controller technology. In addition, we may have to obtain a license to manufacture some digital film formats. For example, a consortium led by SanDisk, Matsushita and Toshiba recently introduced The Secure Digital Card format. We may be unable to secure licensing arrangements for this or other future technologies at reasonable rates or at all.

If we are unable to adequately protect our intellectual property, our competitors may gain access to our technology which could harm our ability to successfully compete in our market.

We regard our intellectual property as critical to our success. If we are unable to protect our intellectual property rights, we may be unable to successfully compete in our market. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and other methods to protect our proprietary technologies. We have been granted patents in the United States and other countries and have a number of pending United States and foreign patent applications. We cannot assure you, however, that:

 .     any of our existing or future patents will not be invalidated;

 .     patents will be issued for any of our pending applications;

 .     any claims allowed from existing or pending patents will have sufficient scope or strength; or

 .     our patents will be issued in the primary countries where our products are sold.

It may also be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents.

We depend on a single third-party wafer foundry to manufacture all of our controllers, and if we are unable to obtain sufficient quantities of controllers at acceptable quality, yields and prices, and in a timely manner, we may not be able to meet customer demand for our products, which could limit the growth and success of our business.

We do not own or operate a semiconductor fabrication facility. Instead, we rely on a single outside foundry to produce all of our controller products. Our reliance on an independent foundry involves a number of significant risks, including:

 .     reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

 .     lack of guaranteed production capacity or product supply; and

 .     unavailability of, or delayed access to, next-generation or key process technologies.

Our controller wafers are currently manufactured by United Microelectronics Corporation, or UMC, in Taiwan. We do not have a long-term supply agreement with UMC and instead obtain manufacturing services on a purchase order basis. UMC has no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of UMC, and UMC may reallocate capacity to other customers on short notice, even during periods of high demand for our products. If UMC were to become unable or unwilling to continue manufacturing our controllers in the required volumes, at acceptable quality, yields and prices, and in a timely manner, we may not be able to meet customer demand for our products, which could limit the growth and success of our business. Although we have attempted to diversify our sources of controllers by qualifying two other foundries, Taiwan Semiconductor Manufacturing Co. Ltd. and Chartered Semiconductor Manufacturing, we cannot assure you that these foundries will have sufficient capacity to accommodate our demand at any particular time.

In addition, if competition for foundry capacity increases, we may incur significant expenses to secure access to manufacturing services, which in turn may cause our product costs to increase substantially. We expect that the demand for capacity at these facilities will increase substantially in the near future due to increasing demand for consumer electronic and industrial products that depend on semiconductors manufactured at these facilities. All of these foundries are located in an area of the world that may be subject to political and economic instability, especially in light of the results of the national election in Taiwan, and natural disasters, particularly earthquakes. While the recent earthquake in Taiwan did not have a significant impact on deliveries to us from UMC, a similar event in the future at one of their foundries could have a significant impact.

We depend solely on third-party subcontractors for assembly and testing of our digital film products, which could result in product shortages or delays or increase our costs of manufacturing, assembling or testing our products.

Substantially all of our digital film is currently assembled and tested by Flash Electronics, Inc. in Fremont, California and Samsung Electro-Mechanical in Korea. Although we have a written contract with Samsung, we do not have a long-term agreement with Flash Electronics and typically obtain services from them on a per order basis. We anticipate that in the next 90 days, we will replace Samsung Electro-Mechanical with Venture Manufacturing in Singapore to assemble and test a significant number of our digital film products. If we fail to manage this transition carefully, we may not have sufficient inventory to meet customer demand.

Additionally, our controllers are assembled, tested and packaged primarily by Advanced Semiconductor Engineering, Inc. in Taiwan. Our reliance on these subcontractors involves risks such as reduced control over delivery schedules, quality assurance and costs. These risks could result in product shortages or increase our costs of manufacturing, assembling or testing our products. If these subcontractors are unable or unwilling to continue to provide assembly and test services and deliver products of acceptable quality, at acceptable costs and in a timely manner, we would have to identify and qualify additional substitute subcontractors. This could be time-consuming and difficult and result in unforeseen operations problems.

If we are unable to license our controller technology for application in other products, the growth of our business may be limited.

We currently derive all of our revenues from the sale of products and services related to our digital film and connectivity products. We believe, however, that our future growth may depend on our ability to license our proprietary controller technology for use in new digital photography applications or applications in other markets, such as music and video. If we fail to market and license our technology to third parties for new applications, or fail to generate significant licensing or other revenue from these activities, we may not grow our revenues and our business as planned.

We continue to add key members to our senior management team and their failure to integrate into our operations effectively and in a timely manner could impede the execution of our business strategy.

We have recently hired several individuals who serve important operational, marketing and sales functions. These individuals have had a short amount of time to work together and have limited experience with us and our operations. Our success will depend to a significant extent on the ability of our growing management team to integrate themselves into our daily operations, to gain the trust and confidence of other employees and to work effectively as a team. If any of them fails to do so, our ability to execute our business strategy would be impeded.

If we encounter difficulties in attracting and retaining qualified personnel, we may not be able to successfully execute our business strategy and we may need to grant large stock-based incentives that could be dilutive to our stockholders and may be required to pay significant salaries which would increase our general and administrative costs.

Our future success will depend to a significant extent on the continued services of our key employees, including John H. Reimer, our President and Chief Executive Officer, Petro Estakhri, our Chief Technology Officer and Executive Vice President of Engineering, and Eric B. Stang, our Chief Operating Officer. Our success will also depend on our ability to identify, attract and retain qualified technical, sales, marketing, finance and managerial personnel. Our need to hire qualified personnel in these areas has become particularly acute as a result of a recent period of rapid growth. If we are unable to find, hire and retain qualified individuals, we may have difficulty implementing portions of our business strategy in a timely manner, or at all. Petro Estakhri, Eric B. Stang, Ronald H. Bissinger, our Vice

President, Finance and Chief Financial Officer, and Mike Assar, our Senior Vice President, Technology, are the only employees with whom we have entered into employment agreements. In addition, we do not maintain key man life insurance on the members of our senior management team, other than Mr. Reimer and Mr. Estakhri.

The competition for qualified personnel is particularly intense in our industry and in northern California, where there is a high concentration of established and emerging growth technology companies. This competition makes it more difficult to retain our key personnel and to recruit new highly-qualified personnel. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to existing stockholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which could harm our operating results. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. If we do not succeed in hiring and retaining candidates with appropriate qualifications, we will not be able to grow our business.

Difficulty in identifying, acquiring and integrating acquisition candidates could limit our growth or put a strain on our resources and, if financed by the issuance of shares of our common stock, could cause dilution to our stockholders.

We may supplement our internal growth by acquiring complementary businesses, technologies, product lines or service offerings. For example, we recently acquired PrintRoom.com and Impact Peripherals, and we must successfully integrate their operations into our business. We may be unable to identify and acquire additional suitable candidates on reasonable terms, if at all. We compete for acquisition candidates with other companies that have substantially greater financial, management and other resources than we do. Acquisitions, in particular multiple acquisitions over a short period of time, involve a number of risks that may result in our failure to achieve the desired benefits of the transaction. These risks include, among others, the following:

 .     difficulties in assimilating the operations of the acquired businesses;

 .     potential disruption of our existing operations;

 .     an inability to integrate, train, retain and motivate key personnel of the acquired business;

 .     diversion of management attention away from day-to-day operations;

 .     an inability to incorporate, develop, market or sell acquired technologies or products;

 .     unexpected liabilities of the acquired business without sufficient indemnification from the sellers;

 .     operating inefficiencies and difficulties associated with managing companies in different geographical locations; and

 .     potential impairment of our relationships with our employees, customers, suppliers and strategic partners.

We may finance acquisitions by issuing shares of our common stock, which could dilute our existing stockholders. We may also use cash or incur additional debt to pay for these acquisitions. In addition, we may be required to expend substantial funds to develop acquired technologies and/or to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions.

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop or enhance our products, expand our operations or respond to competitive pressures.

We expect the net proceeds from our initial public offering, together with our credit facility, term loan and our current cash and cash equivalents, will meet our working capital and capital expenditure needs through the end of 2001. We may need to raise additional funding at that time or earlier if we decide to undertake more rapid expansion, including acquisitions of complementary products or technologies, or if we increase our marketing and/or research and development efforts in order to respond to competitive pressures. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures.

If our products contain defects, we may incur unexpected and significant operating expenses to correct the defects, we may be required to pay damages to third parties and our reputation may suffer serious harm.

Although our digital film products are tested after they are assembled, these products are extremely complex and may contain defects. These defects are particularly likely when new versions or enhancements are released. The sale of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. For example, if there are defects in our products which cause loss of data, customers may lose their digital images stored on our digital film. In addition, product defects and errors could result in additional development costs, diversion of technical and management resources, delayed product shipments, increased product returns, and product liability claims against us which may not be fully covered by insurance.

Our significant sales outside the United States, recent acquisition of Impact Peripherals and our brand launch in Japan subject us to increasing foreign political and economic risks, including foreign currency fluctuations, particularly in the British pound and Japanese yen.

Sales outside of the United States accounted for 8.7%, 25.4%, 27.6% and 36.3% of our revenues for 1997, 1998, 1999 and the nine months ended September 30, 2000, respectively. We generated a majority of our international revenues in 1999 and the nine months ended September 30, 2000 from product sales in Japan and the Europe. Both of these markets are intensely competitive, particularly Japan. One of our principal growth strategies is to expand our presence in these and other international markets both through increased international sales and strategic relationships, as evidenced by our recent brand launch in Japan. We also anticipate conducting transactions in the euro, and will also expand distributing of our products into Latin America. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our revenue in future periods. Accordingly, we are subject to international risks, including:

 .     foreign currency exchange fluctuations;

 .     political and economic instability, particularly in light of recent economic volatility encountered by Japan;

 .     delays in meeting customer commitments due to difficulties associated with managing an international distribution system,

 .     increased time to collect receivables caused by slower payment practices that are common in many international markets, particularly in Latin America;

 .     difficulties associated with managing export licenses, tariffs and other regulatory issues pertaining to international trade;

 .     increased effort and costs associated with the protection of our intellectual property in foreign countries;

 .     natural disasters, political uncertainties and changing regulatory environments in foreign countries; and

 .     difficulties in hiring and managing employees in foreign countries.

The sales of our products are denominated primarily in United States dollars. As a result, increases in the value of the United States dollar relative to foreign currencies could cause our products to become less competitive in international markets and could result in a reduction in sales and profitability. As a result of our acquisition of Impact Peripherals, we have product sales denominated in British pounds and anticipate that future sales will also be denominated in the euro. In addition, we have sales to customers denominated in Canadian dollars and Japanese yen. To the extent our prices are denominated in foreign currencies, particularly the British pound and Japanese yen, we will be exposed to increased risks of currency fluctuations. We have no hedging policies in place to mitigate these potential risks, and we cannot assure you that any policies or techniques implemented in the future will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations.

Our business will not succeed unless the digital photography market continues to grow and is accepted by professional, commercial and consumer users.

We currently depend on sales of digital film and connectivity products for the substantial majority of our revenues, which exposes us to substantial risk in the event the digital photography market does not grow rapidly. The digital photography market is in an early stage of development and is rapidly evolving. The success of this market depends on many factors, including:

 .     the ability of digital cameras to take high-quality photographs;

 .     the availability of digital cameras at prices and with performance characteristics comparable to traditional cameras;

 .     the availability of digital film that meet users' requirements with respect to speed, connectivity, capacity and compatibility;

 .     the speed at which digital cameras are able to take successive photographs;

 .     the ease with which digital files can be transferred to a personal computer or printer; and

 .     the availability of digital image prints comparable in quality and price to traditional photographs.

In addition to the above factors related to the digital photography market as a whole, we believe the following additional factors will affect the successful adoption of digital photography by consumers:

 .     marketing campaigns that increase brand awareness in end-user markets, both domestically and internationally;

 .     increased association between brand names and attractive price and performance characteristics; and

 .     heightened consumer confidence in digital photography technology.

If the digital photography market does not continue to grow and be accepted by professional, commercial and consumer users, our business will not succeed.

If digital camera manufacturers do not develop and promote products that are able to take advantage of our fastest digital film products, the growth and success of our business may be limited.

We depend on the research and development, marketing and sales efforts of digital camera manufacturers in developing, marketing and selling digital cameras that can use our more advanced existing and future products. Most of the digital cameras currently available on the market do not incorporate technologies that can take advantage of the speed available in our fastest digital film products. If digital camera manufacturers do not successfully develop, market and sell digital cameras that take full advantage of our most advanced products, from which we realize higher gross margins, the growth and success of our business may be limited.

Increased competition in the digital film market may lead to a decrease in revenues and market share.

We currently compete in an industry characterized by intense competition, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. Our existing competitors include many large domestic and international companies that have longer operating histories and greater brand name recognition, greater access to flash memory, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with customers. As a result, these competitors may be able to adapt more quickly to new or emerging technologies or devote greater resources to the promotion and sale of their products than we may. This may lead to a decrease in sales, profits and market share.

Our primary competitors are companies that sell digital film into the consumer and original equipment manufacturer digital film markets. These companies are primarily manufacturers with both controller and flash memory capabilities, such as SanDisk and Hitachi Semiconductor (America), Inc. SanDisk recently announced that it has entered into a non-binding memorandum of understanding with Toshiba to jointly develop and manufacture high-performance flash memory. Because flash memory represents a significant portion of the cost of digital film, SanDisk may have a competitive advantage in that it will have access to high-capacity flash memory at prices that may be substantially below the prices that Toshiba or Samsung will charge us.

We also compete with manufacturers, package or card assemblers and resellers who combine controllers and flash memory developed by others, such as Hitachi, into flash memory cards, including Kingston Technology, Simple Technology, Smart Modular Technologies and Viking. Additionally, Hitachi as well as flash controller developers such as Feiya Technology, Tokyo Electronic and M-Systems compete with our controller sales.

Kodak and Fuji, the largest and best known manufacturers of traditional film products, have not as yet entered the U.S. digital film market. Kodak is, in fact, one of our largest customers for digital film. If either Kodak or Fuji decide to acquire or develop the requisite technology and manufacture digital film, their resources and worldwide brand recognition would likely make them formidable competitors for our core business. We also expect to face competition from existing or future competitors that design and market similar or alternative data storage solutions that may be less costly or provide additional features. If a manufacturer of digital cameras or other consumer electronic devices designs one of these alternative competing standards into its products, our digital film as currently configured will not be compatible with that product and our revenues may decline.

Competition in the Internet photofinishing market is intense, and we may not be able to maintain or expand our customer base which may make it difficult for us to generate revenues and establish market share.

We are faced with growing competition in the area of Internet photofinishing which could make it difficult for us to generate revenues and establish market share. Our primary competitors in these areas are Internet digital photofinishing companies such as EZ Prints, Kodak, Ofoto, PhotoAccess, PhotoWorks.com, Shutterfly, Snapfish and Wolf Camera, which process digital images transferred to them by customers over the Internet and mail finished prints to them. These companies also provide traditional prints from scanned traditional photographs, or digital camera images and photo-image management services allowing consumers to archive, edit and share uploaded images and create on-line photo albums. Additionally, digital imaging kiosks, such as those from Kodak, Fuji, Pixel Magic and Telepix, allow consumers to scan traditional images or download digital images for processing and output. Traditional film processors with strong brand recognition such as Kodak will pose a significant challenge if they begin to focus their efforts on direct digital-to-paper photofinishing processing and leverage their advantage in brand recognition. Moreover, Internet photo-image archiving and sharing services such as Club Photo, PhotoIsland, PhotoLoft and Zing present additional competition through their current and potential alliances with digital photo labs to directly compete with the services we offer.

The manufacturing of our products is complex and subject to yield problems, which could decrease available supply and increase costs.

The manufacture of flash memory and controllers is a complex process, and it is often difficult for companies to achieve acceptable product yields. Reduced flash memory yields could decrease available supply and increase costs. Controller yields depend on both our product design and the manufacturing process technology unique to the semiconductor foundry. Because low yields may result from either design defects or process difficulties, we may not identify yield problems until well into the production cycle, when an actual product exists and can be analyzed and tested. In addition, many of these yield problems are difficult to diagnose and time consuming or expensive to remedy.

Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk

We sell our products primarily to customers in the U.S. and to a lesser extent Japan, Canada and Europe. Most of our sales are currently denominated in U.S. dollars; however we anticipate an increasing amount of sales to be denominated in British pounds, the Japanese yen and possibly the euro and Latin American currencies. As a result, it is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar rises in comparison to the local currency, which may make it more difficult to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Approximately 27.6% of our total revenues for the year ended December 31, 1999 and 36.3% for the nine months ended September 30, 2000 were derived from countries other than the United States. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. These risks may change if we acquire businesses outside the U.S. or if we sell in non-U.S. dollar denominated currencies.

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. The risk associated with fluctuating interest expense is limited to the exposure related to those debt instruments and credit facilities that are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk and market risk. We plan to mitigate default risk by investing in investment-grade securities. We have historically invested in investment-grade, short-term securities that we have held until maturity to limit our market risk.


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

We are a party to SanDisk Corporation v. Lexar Media, Inc., an action filed in March 1998 in the United States District Court for the Northern District of California, Case No. C98-01115 CRB. The suit involves allegations by SanDisk that our CompactFlash cards and PC Cards infringe its U.S. Patent No. 5,602,987. In its complaint, SanDisk alleges that it will seek preliminary and permanent injunctions against infringement, damages for infringement, increased damages for willful infringement up to treble damages, attorneys' fees and costs. SanDisk has alleged that the operation of all of our controllers used in our CF and PC cards infringe their patent. Approximately 80% of our revenues in 1999 and in the first nine months of 2000 were from sales of our controllers and products incorporating our controllers, and we expect this to be the case for the next several years.

At our request, the district court conducted an expedited claim construction proceeding. SanDisk identified Claims 1, 10, 17, 23 and 35 of U.S. Patent No. 5,602,987 as being at issue. On March 4, 1999, the District Court issued a memorandum and order regarding the construction of these claims of U.S. Patent No. 5,602,987. In that memorandum and order, the District Court adopted some of the claim construction positions advanced by SanDisk and some of the claim construction positions advanced by us, and did not rule on some of the issues raised by the parties. On September 20, 1999, SanDisk updated its disclosures to assert solely Claims 1 and 10 of U.S. Patent No. 5,602,987, with a reservation of rights with respect to the other claims originally asserted.

On July 29, 1999, SanDisk filed a motion for partial summary judgment that the identified products contribute to the infringement of Claim 10 of U.S. Patent No. 5,602,987. We filed an opposition to this motion on December 30, 1999. We also filed our own motions that there is no infringement of this claim and that it is invalid. These motions were heard by the District Court on March 17, 2000.

On March 30, 2000, the court found that certain of our products infringe one of the claims of SanDisk's patent. The court initially set a trial date for October 23, 2000 to determine whether we infringe any of the other claims of the patent and whether the patent is valid. SanDisk could seek an injunction at any time before the trial. The Court later extended the trial date to November 6, 2000, and has again extended the trial date until after a court ordered settlement conference on November 13 and 14, 2000. We intend to continue to vigorously defend the SanDisk litigation. We believe that U.S. Patent No. 5,602,987 is invalid and our products do not infringe any of the valid claims of that patent. We intend to vigorously contest SanDisk's claims and the validity of SanDisk's patent at trial, but to succeed, we will have to overcome by clear and convincing evidence the legal presumption that a patent is valid. This is a difficult burden of proof and, as a result, patents are found to be valid in a significant majority of cases.

In its complaint, SanDisk requests both a preliminary and a permanent injunction. SanDisk could request a hearing on its request for a preliminary injunction against us at any time prior to trial. In the event a preliminary or permanent injunction were granted, we would be unable to sell products found to infringe SanDisk's patent. Such an injunction would result in our not being able to ship a substantial portion of our products and might require us to recall the infringing products from our customers, which would cause a substantial reduction in our revenues, significant losses and loss of customer goodwill until we were able to ship our newly redesigned products. If we are unable to ship these redesigned products on schedule, we could face a substantial depletion of our financial resources that could severely limit our future business prospects or render us insolvent. Further, if at trial the SanDisk patent is held to be valid, we could be required to pay significant monetary damages to SanDisk, which, in the event of a finding of willful infringement, would be subject to trebling and could also require us to pay SanDisk's attorney's fees. We have also agreed to indemnify customers from liability with respect to claimed infringement of the SanDisk patent, including their costs and fees of defending themselves in such suits. The existence of the SanDisk litigation has had and in the future could have an adverse effect on our ability to attract and retain customers.

In the event of an injunction, we could seek a license from SanDisk to enable us to continue selling our products, but SanDisk might not agree to license its patents to us on reasonable terms, or at all. If available, such a license may cause us to pay royalties on all our products, even those in the future that may not infringe SanDisk's patent, and we might be required to grant a license to SanDisk to utilize our technology for little or no royalty. Accordingly, the terms of any license might adversely affect our margins and our ability to compete with SanDisk and others. We are in the process of redesigning our products in an effort to avoid infringement of SanDisk's patent. However, we cannot assure you that these efforts would be successful. Even if successful, these efforts may not result in a competitive product and could require a substantial period of time to complete.

In connection with the SanDisk litigation, we have incurred and expect to continue to incur substantial legal and other expenses. In addition, the SanDisk litigation has diverted and is expected to continue to divert the efforts and attention of our management and technical personnel. Patent litigation is highly complex and can extend for a protracted period of time, which can substantially increase the cost of litigation. Accordingly, the expenses and diversion of resources associated with the SanDisk litigation could seriously harm our business and financial condition and could affect our ability to raise capital in the future. Further, if the SanDisk patent litigation were to be resolved by a settlement, we might need to make substantial upfront payments to SanDisk, either in cash or equity, as well as on-going royalties or grant a license to SanDisk to utilize portions of our technology, which could have a material adverse effect on our business and financial condition.

In response to the District Court's finding that some of our products infringe one of SanDisk's patents, we have commenced the redesign of those products. In the opinion of our patent counsel, Haverstock & Owens LLP, our redesigned products do not infringe the SanDisk patent that is the subject of the current litigation. These products are being tested in our labs and have met our requirements for functionality, reliability and compatibility. We are currently completing the development of these redesigned products and are preparing them for mass production. We believe that we will be able to ship redesigned products prior to the conclusion of the trial.

  As we have not yet finished the development of, or commercially produced, these products, we may find that our redesigned products will not be feasible to manufacture, commercially competitive, as reliable as our current products or accepted by our customers. There may also be a transition period during which our OEM customers reduce or delay their orders as they qualify our new products. Our redesigned products may be more costly than our current products, and we may not be able to achieve our present functionality and future planned functionality with our redesigned products. SanDisk has taken the position that our redesigned products are not part of the current litigation and the Court has agreed. The current litigation will therefore not resolve the issue of whether these products infringe SanDisk's patent. Despite the opinion of Haverstock & Owens LLP, our redesigned products may be found to infringe SanDisk's existing or future patents or the existing or future patents of another party. If we are not able to produce our redesigned products by the time the SanDisk trial is completed and we were enjoined from shipping our current products, or if the redesigned products should be determined to infringe SanDisk's patent then it could render us insolvent or severely impair our future business prospects. Customers may delay orders or return merchandise to wait until our redesigned products are available. We have diverted engineering resources from our currently planned research and development projects to redesign our products that could result in a delay in the introduction of planned products.

    In September 2000, we filed Lexar Media, Inc. v. SanDisk Corp. in which we have sued SanDisk for infringing one of our patents through the sales of some of its products. This case is pending in United States District Court for Delaware. In this action, we are seeking damages and injunctive relief against SanDisk for its sales of infringing products. This action is at the preliminary stages of discovery. In response to our complaint, SanDisk has alleged that our patent is invalid.

Item 2.  Changes in Securities.

(c) Changes in Securities.

During the period covered by this report, we granted stock options to purchase 324,500 shares of our common stock at an exercise price of $8.00 per share to our employees, consultants, directors, and other service providers under our 1996 Stock Option/Stock Issuance Plan. During the period covered by this report, we issued and sold (1) an aggregate of 112,562 shares of our common stock to employees, consultants, directors, and other service providers at exercise prices ranging from $0.08 to $6.00 per share under direct issuances or exercises of options granted under our 1996 Stock Option/Stock Issuance Plan and (2) 497,087 shares of common stock as a result of the exercise of warrants at prices ranging from $.08 to $8.00 per share. These securities were not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon the exception provided by Section 4(2) of the Securities Act and/or Rule 701 promulgated thereunder for transactions by an issuer not involving a public offering. All shares purchased under our 1996 Stock Option/Stock Issuance Plan are subject to our right to repurchase such shares at their original exercise price. The repurchase feature generally expires for 25% of the shares after the first year of service then expires ratably over the next 36 months.

(d) Use of Proceeds.

On August 14, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (No. 333-30556) relating to the initial public offering of our common stock. We sold a total of 6,500,000 shares of our common stock to an underwriting syndicate led by Chase Securities Inc., J.P. Morgan Securities Inc., SG Cowen Securities Corporation and Wit SoundView Corporation. This syndicate resold all of the 6,500,000 shares to the public on August 15, 2000 at a price of $8.00 per share. The offering commenced on August 15, 2000 and closed on August 18, 2000.

On September 15, 2000, we sold an additional 975,000 shares of common stock at a price of $8.00 per share to this underwriting syndicate upon their exercise of their over-allotment option.

We paid to the underwriters underwriting discounts and commissions totaling approximately $4.2 million in connection with the offering. In addition, we reasonably estimate that we incurred additional expenses of approximately $2.3 million in connection with the offering, which, when added to underwriting discounts and commissions paid by us amounts to total estimated expenses of $6.5 million. None of such payments were direct or indirect payments to our directors or officers or any of their associates, to persons holding 10% or more of any class of our equity securities or to our affiliates.

The net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $53.4 million. A portion of the proceeds was applied toward continuing operations and a portion was used to payoff bridge financing notes totaling $13.3 million. The remaining proceeds are being used as working capital or are included in cash or cash equivalents.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

In, the Company submitted to its stockholders for action by written consent each of the following proposals:

    1. Approval of the merger of Lexar Media, Inc., a California company ("Lexar California") with and into Lexar Media, Inc. (Delaware), a Delaware corporation ("Lexar Delaware" or the "Company"), to accomplish the reincorporation of Lexar California into Delaware, and approval of the First Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of Lexar Delaware

    2. Approval of a form of indemnity agreement to be entered into by the Company with each of its executive officers and directors in connection with the IPO.

    3. Approval of the adoption by the Company of the 2000 Equity Incentive Plan and the reservation for issuance thereunder of: (a) 8,000,000 shares of Common Stock; plus (b) any authorized shares not issued or subject to outstanding grants under Lexar California's 1996 Stock Option/Stock Issuance Plan on the effective date of the 2000 Equity Incentive Plan; plus (c) any shares issuable upon exercise of options granted pursuant to the 1996 Stock Option/Stock Issuance Plan that expire or become unexercisable for any reason without having been exercised in full.

    4. Approval of the adoption by the Company of the 2000 Employee Stock Purchase Plan and the reservation of 1,000,000 shares of Common Stock for issuance thereunder.

    5. Approval of the amendment of the Second Amended and Restated Certificate of Incorporation of the Company.

The approval of Proposals No. 1 and 5 required the affirmative vote of (1) a majority of the Company's outstanding shares of common stock, voting as a separate class, (2) a majority of the Company's outstanding shares of preferred stock, voting as a separate class on an as-converted into common stock basis,
(3) a majority of the Company's outstanding shares of Series A and Series B preferred stock, each voting as a separate class on an as-converted into common stock basis, (4) two-thirds of the Company's outstanding shares of Series C and Series D preferred stock, each voting as a separate class on an as-converted into common stock basis, (5) four-fifths of the Company's outstanding shares of Series E preferred stock, voting as a separate class on an as-converted into common stock basis and (6) a majority of the Company's outstanding shares of common stock and preferred stock, voting as a single class on an as-converted into common stock basis.

The approval of Proposals No. 3 and 4 required the affirmative vote of (1) a majority of the Company's outstanding shares of common stock, voting as a separate class, (2) a majority of the Company's outstanding shares of preferred stock, voting as a separate class on an as-converted into common stock basis and
(3) a majority of the Company's outstanding shares of common stock and preferred stock, voting as a single class on an as-converted into common stock basis.

Shareholder approval of Proposal 5 was not required by law, but the Company submitted the matter to its stockholders because members of the Company's board of directors were to be parties to, and therefore the beneficiaries of, the rights contained in the indemnity agreements.

As of June 30, 2000, the record date for the action by written consent of stockholders, there were outstanding 14,887,222 shares of common stock and 36,035,909 shares of preferred stock. The outstanding preferred stock was composed of 3,000,000 shares of Series A preferred stock, 3,000,048 shares of Series B preferred stock, 11,443,750 shares of Series C preferred stock, 6,943,618 shares of Series D preferred stock and 11,648,493 shares of Series E preferred stock.

Lexar California received the following written consents, constituting in excess of the requisite number for approval of each of the above-referenced matters:

                                      For*                      Against*                  Abstentions*
                          -----------------------------------------------------------------------------------

     Item (1)                              45,494,568                     881,714                       4,000
     Item (2)                              43,120,450                      18,070                   3,200,846
     Item (3)                              42,168,371                   1,011,945                   3,199,966
     Item (4)                              45,454,568                      40,000                     885,714
     Item (5)                              46,964,698                          --                       4,000

*  Common Stock and Preferred Stock (on an as-if-converted basis).

The matters described above as having received the consent of the shareholders of Lexar California also each received the consent of the then sole stockholder of the Company.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

A.  EXHIBITS

The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

        B.  REPORTS ON FORM 8-K

No reports were filed on Form 8-K for the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            LEXAR MEDIA, INC.



Date: November 14, 2000                /s/ Ronald H. Bissinger
                            -----------------------------------------------
                                           Ronald H. Bissinger
                                        Chief Financial Officer
                              (Principal Financial Officer and Principal
                                         Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
  NO.                                DESCRIPTION
-------                              -----------

27.1     --  Financial Data Schedule  (available in EDGAR format only)