Form 10-K405
period 2000-12-31
LEXAR MEDIA INC
filed 2001-04-02
CIK 1058289

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 2000

                                       or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                        Commission File Number 000-31103

                               ----------------

                               LEXAR MEDIA, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                                33-0723123
       (State of incorporation)            (IRS Employer Identification No.)

                47421 Bayside Parkway, Fremont, California 94538
          (Address of principal executive offices, including zip code)

                                 (510) 413-1200
              (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $0.0001 par value per share

                               ----------------

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 27, 2001, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price for the common stock as quoted by the Nasdaq National Market on that date), was approximately $44,661,000.

   As of March 27, 2001, there were 60,230,375 shares of the Registrant's common stock, $0.0001 par value per share, outstanding. This is the only outstanding class of stock of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in May 2001 are incorporated by reference into Part III of this report on Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               LEXAR MEDIA, INC.

                                   FORM 10-K
                      For The Year Ended December 31, 2000

                               TABLE OF CONTENTS

 Item                                                                      Page
 ----                                                                      ----
                                     PART I
 ITEM 1:    Business....................................................     4

 ITEM 2:    Properties..................................................     9

 ITEM 3:    Legal Proceedings...........................................     9

 ITEM 4:    Submission of Matters to a Vote of Security Holders.........    10

 ITEM 4A:   Executive Officers of the Registrant........................    11

                                    PART II

 ITEM 5:    Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................    12

 ITEM 6:    Selected Financial Data.....................................    13

 ITEM 7:    Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    14

 ITEM 7A:   Quantitative and Qualitative Disclosures About Market Risk..    35

 ITEM 8:    Financial Statements and Supplementary Data.................    36

 ITEM 9:    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    59

                                    PART III

 ITEM 10:   Directors and Executive Officers of the Registrant..........    59

 ITEM 11:   Executive Compensation......................................    59

 ITEM 12:   Security Ownership of Certain Beneficial Owners and
            Management..................................................    59

 ITEM 13:   Certain Relationships and Related Transactions..............    59


                                    PART IV

 ITEM 14:   Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................    60

 Signatures ............................................................    63

   The Lexar Media name and logo are trademarks that are federally registered in the United States. The titles and logos associated with our products appearing in this report, including JumpShot, are either federally registered trademarks or are subject to pending applications for registration. Our trademarks may also be registered in other jurisdictions. All other trademarks or trade names appearing elsewhere in this report are the property of their respective owners.

                  CAUTION REGARDING FORWARD-LOOKING STATEMENTS

   Some of the statements contained in this report constitute forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "project" or "continue" and variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. The risk factors contained in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements.

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Except as required by law, we do not undertake to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1  BUSINESS

Company Overview

   We are a leading designer, developer and marketer of high-performance digital film and connectivity products for the digital photography market. Our broad line of high-performance digital film combines flash memory from leading suppliers with our patented controller technology to address the needs of professional, commercial and consumer photographers. Our connectivity products make it easy to transfer digital images from digital film to a personal computer. We also sell our controllers as a stand-alone product to flash card manufacturers and have begun to license this technology to original equipment manufacturers for application in a variety of consumer electronic products.

   Our high-performance digital film can record images faster than other digital film. This performance advantage is particularly noticeable when used in advanced digital cameras that take advantage of our write speed, or the rate at which our film can capture a digital image. Many professional photographers choose to use our digital film over other brands. We offer digital film for substantially all digital cameras, including those manufactured by Agfa, Canon, Casio, Epson, Fuji, Hewlett-Packard, Kodak, Konica, Minolta, Nikon, Olympus, Polaroid, Ricoh, Sony and Yashica. We offer digital film in the three primary media formats currently used by digital cameras, CompactFlash, SmartMedia and Memory Stick, as well as in the MultiMedia Card and Secure Digital Card formats, which are flash memory products used primarily in other electronic applications. We also offer digital film in the PC Card format, but are in the process of phasing out our PC Card digital film products.

   Our technology can be applied to a variety of consumer electronic applications, including digital cameras, digital music players, laptop computers, personal digital assistants, telecommunication and network devices and digital video recorders. As an example of how we are leveraging our digital film technology into some of these markets, we have an agreement with Sony under which we now include the Memory Stick as one of our digital film products and intend to combine our proprietary controller technology with their Memory Stick media format. The Memory Stick is used in a wide variety of consumer electronic products, including camcorders, personal computers, portable music players, cameras and voice recorders. Under our agreement, we and Sony have cross-licensed technology to each other. We have the right to manufacture and sell the current version of the Memory Stick. We are collaborating on technology development with Sony, including the development of a high-speed Memory Stick through the use of our proprietary controller technology. Sony is obligated to pay us royalties on Memory Sticks that it sells that incorporate our technology. Our agreement with Sony will continue indefinitely, unless earlier terminated for the material breach of the agreement by either party or a party's bankruptcy-related event.

Our Products and Services

   Digital Film. We offer digital film in a variety of speeds and capacities in the three primary media formats currently used by digital cameras, CompactFlash, SmartMedia and Memory Stick, as well as in the MultiMedia Card and Secure Digital Card formats, which are flash memory products used in digital cameras and other electronic applications. We also offer digital film in the PC Card format, but are in the process of phasing out our PC Card digital film products. Our entire line of digital film products is subjected to rigorous design and testing procedures that we believe are more comprehensive than the standards for compatibility set by the industry in general. We guarantee that our digital film will work seamlessly with any digital camera that uses the particular format.

   We label our CompactFlash and PC Card products for write speed performance in which 1x is equal to a write speed of 150 kilobytes per second, nomenclature similar to that used in the CD-ROM industry. For example, our 4x CompactFlash digital film is capable of sustained write speeds of at least 600 kilobytes per second. Currently, we offer CompactFlash with write speeds ranging from 4x to 12x.

   The table below provides information on our principal digital film products:

                             Digital Film Products

                                                                                              U.S. Suggested
Format               Sustained Write Speed Storage Capacity (Megabytes)    Target Market      Retail Price(1)
- ------               --------------------- ----------------------------    -------------      ----------------
CompactFlash                  4x           16, 32, 48, 64 and 80        OEM and Mass Market  $39.99 - $119.99

                              8x           48, 64, 80, 128 and 160      Mass Market          $99.99 - $279.99

                              10x          128, 160 and 256             Photo Channel        $269.99 to $669.99

                              12x          320                          Photo Channel        $799.99

SmartMedia                 Not Rated       8, 16, 32 and 64             Mass Market          $19.99 to $89.99

PC Card(2)                    8x           160, 320 and 512             Professional         $529 to $1,199

Memory Stick               Not Rated       16, 32 and 64                Mass Market          $49.99 to $139.99

MultiMedia Card            Not Rated       16, 32 and 64                Mass Market          $39.99 to $99.99

Secure Digital Card        Not Rated       32 and 64                    Mass Market          $99.99 to $159.99

- --------
(1) Prices are exclusive of rebates that we offer on some of these products in some markets.
(2) We are in the process of phasing out our PC Card digital film products.

   Connectivity Products. We offer a broad line of digital film reader/writers that facilitate the transfer of digital images to personal computers and other devices without a direct connection to the digital camera. With our USB-enabled CompactFlash digital film, the consumer simply removes the digital film from the camera and slips it into our JumpShot cable, which is then plugged into the universal serial bus port of the computer. When used with our JumpShot cable, our USB-enabled CompactFlash digital film functions as a removable drive, thus enabling the consumer to easily transfer digital images from our digital film to a personal computer.

   The table below provides information on our connectivity products:

                             Connectivity Products

 Type of Product                 Description     U.S. Suggested Retail Price (1)
 ---------------                 -----------     -------------------------------
                              CompactFlash
 Digital Film Readers         Adapter                         $9.99

                              Universal
                              (CompactFlash,
                              SmartMedia and
                              PC Card)
                              Reader/Writer
                              for the USB Port               $ 59.99

                              USB SmartMedia
                              Reader                         $ 39.99

                              FireWire
                              CompactFlash(TM)
                              Digital Film
                              Reader                        $ 119.99

 JumpShot Connectivity Kit(2) Cable used to
                              connect our USB-
                              enabled
                              CompactFlash
                              digital film to
                              a personal
                              computer via a
                              USB port                       $ 19.99

- --------
(1) Prices are exclusive of rebates.
(2) We currently bundle the JumpShot Connectivity Kit with our USB-enabled CompactFlash digital film in most of our markets.

   Controllers/Licensing. We sell our controllers as a stand-alone product to flash card manufacturers and have begun to license this technology to original equipment manufacturers. Many of these customers target adjacent markets such as industrial or audio applications. We believe that our flash memory controller is one of the premier controllers in the industry. Additionally, we believe that a number of controllers currently on the market infringe our patents. To date, our revenues from sales of controllers have been insignificant.

   Our controller technology and products can be licensed for use in a number of significant emerging markets other than digital film that require high-speed digital memory. For example, digital music players, laptop computers, personal digital assistants, digital video recorders, telecommunication and network devices and other consumer electronic products utilize flash memory devices. Our agreement with Sony is an example of how we are attempting to leverage our digital film technology into emerging markets. We are actively pursuing similar relationships and licensing arrangements. Our controller technology can also be used for connectivity to various platforms such as Compact Flash and Smart Media readers. To date, our revenues from licensing our controller technology have been insignificant.

   Photofinishing Services. Through our acquisition of Printroom.com in January 2000, we enable our users to easily submit digital images over the Internet and to receive high-quality photographic prints in one or more destinations. Our photofinishing lab offers image enhancement and a full range of print sizes ranging from wallet size to 8x10 inches. We also offer the ability to create and share online albums and guest books with family and friends. We recently introduced Printroom Professional Studios, a service that enables professional photographers to create customized online galleries and sell prints directly to their customers at prices set by the photographer. To date, our revenues from Printroom.com have been insignificant.

   Imaging Software. We also recently introduced "Shoot & Share," an easy-to-use image manager that simplifies digital photo organization, naming, editing and sharing. Shoot & Share enables users to perform basic editing functions, such as red eye removal, cropping and sizing, color correction and image enhancement, as well as allowing users to drag and drop digital images into file directories or alternative editing programs and create slide shows and photo albums. Shoot & Share also features a link to Printroom.com, enabling users to upload and order high-quality prints from their digital images. To date, our revenues from sales of Shoot & Share have been insignificant.

Sales and Marketing

   We sell our digital film and connectivity products to end-users primarily through mass market, photo and original equipment manufacturer channels. The mass market channel includes national and regional retailers and select corporate accounts. We also use a direct sales force, as well as distributors, value-added resellers and independent sales representatives, for the mass market. The photo channel includes specialty stores targeted at professional photographers and enthusiasts. Original equipment manufacturers consist of digital camera manufacturers and other private label resellers. Worldwide, our direct sales force includes 16 individuals.

   We currently distribute products in Japan and Europe and other parts of the world through international distributors. In April 2000, we acquired Impact Peripherals, our European distributor, which we now operate as Lexar Media Europe. We also market our products directly to end users through our website. In connection with the majority of our distributor sales, we pay commissions to independent contractors based upon the sales to their clients from our distributors.

   To support our sales efforts, we conduct marketing programs designed to educate our target markets about the differences in digital film offerings. Our retail marketing programs include merchandising programs, in-store promotions, trade events and print advertising. We also support our marketing strategy by bundling our Lexar branded USB-enabled CompactFlash digital film with the digital cameras of original equipment manufacturers such as Nikon.

   We have also recently launched SayCheese.com, an online community and educational site for photographers of all levels who want to learn more about digital photography and the latest products and technologies. SayCheese.com is designed to be a leading source of news and information on the digital photography community. SayCheese.com serves as a resource on getting started with digital photography, from tips and tricks to techniques used by professional photographers. The site features industry articles and trend pieces, product information, specifications and overviews, tutorials, events and activities information, resource links and a monthly photo contest.

Customers

   Three customers, Kodak, Tech Data and Olympus, accounted for approximately 18.0%, 13.3% and 13.3%, respectively, of our revenues in 2000. We believe that a substantial majority of the products we sold to Tech Data were resold by them to CompUSA. For information regarding revenues generated from customers outside of the United States, see Note 2 (Segments) to our financial statements.

   We protect some of our customers against the effects of price decreases on their inventories. Accordingly, if we reduce our prices, we pay certain distributors and consumer retailers for the difference between the price paid for the product still in their inventory and the new price. Additionally, we permit some of our customers to return products still in their inventory for credit or in exchange for new products. We also offer in-store and mail rebates to end-users through some of our customers.

Competition

   Our primary competitors are companies that sell flash media into the mass market and original equipment manufacturer channels. These companies are primarily manufacturers with both controller and flash memory capabilities, such as SanDisk, Toshiba and Hitachi. We believe that SanDisk is our primary competitor. SanDisk currently holds the largest market share position in the flash media market, selling primarily CompactFlash and MultiMedia Cards. We believe that SanDisk's strategy is to sell flash memory products into a broad range of storage applications, one of which is digital cameras. We compete with SanDisk both for retail accounts and in the original equipment manufacturer market. SanDisk's products generally have lower prices than our products. We believe the principal competitive factors in this market are performance and price. We compete with SanDisk by offering premium products with superior performance and competitive prices. SanDisk is larger than we are and, because it manufactures its own controllers and flash memory, it does not depend to the extent we do on third parties to supply it with flash memory or assemble its final products.

   We also compete with manufacturers, package or card assemblers and resellers that combine controllers and flash memory chips developed by others, such as Hitachi, into flash storage cards, including Kingston Technology, Simple Technology, Smart Modular Technologies, Delkin, PNY, Memorex and Viking. Some of these competitors, however, from time to time are customers of ours because they either buy digital film on a private label basis or controllers. Additionally, Hitachi and Samsung, as well as flash controller developers such as Feiya Technology, Pretec, 3-s and Hyperstone, compete with our controller sales.

   Several companies have introduced competing technologies for use in digital cameras. These include Iomega Corporation's Clik! and IBM Corporation's MicroDrive. Other companies have introduced competing flash storage cards such as rotating media, compact discs and magneto-optical storage. For example, a consortium consisting of SanDisk, Matsushita and Toshiba has developed the Secure Digital Card, a new digital film format. Some competing technologies are mechanically and electronically incompatible with the CompactFlash, Memory Stick and SmartMedia formats, which means our products do not work in digital cameras incorporating those technologies.

Technology

   Our technology is the result of over ten years of research and development. Our engineering group initially developed controller devices to work with magnetic and optical storage devices. This experience expanded our knowledge and expertise in solid-state storage systems, and more specifically in flash memory. Solid-state storage systems have no moving parts. As of March 27, 2001, we have had 33 United States patents granted or allowed, while 17 remain pending in the United
States Patent and Trademark Office. We have also filed    corresponding foreign
applications. Most of our patents revolve around our core expertise in developing and designing a programmable controller. We are actively pursuing companies which are marketing products that we believe infringe our patents. In some instances, we have offered to resolve these disputes by selling our controllers to these companies so that they can produce a licensed flash storage card.

   Our patented system and circuit technology and proprietary Space Manager enable high write speed operations to the flash memory with minimal overhead. We achieve this by using our proprietary indirect mapping methodology, a technique for storing, accessing and erasing information within a flash memory device. Our high-speed technology provides a significant advantage when used in applications requiring large amounts of data to be transferred quickly, such as digital imaging and digital sound recordings. Our controller integrates various digital and advanced analog modules by using proprietary tools. We believe our controller technology enables us to provide a high-performance solution to our customers, while remaining cost-effective.

   Our patented controller architecture also allows the controller's operating software, which we refer to as firmware, to reside in the flash storage device. The firmware is downloaded into the controller's internal random access memory for execution and can easily be upgraded using simple utilities. This feature allows us to reprogram the firmware for any digital camera or other digital device. As a result, we provide digital film solutions with high-performance and low power consumption without physically altering the digital storage device.

   Our USB-enabled CompactFlash digital film combined with our JumpShot cable enables users to transfer their digital images or data to or from the computer with ease at higher performance and lower cost than standard digital film reader/writers. Our JumpShot cable does not require the user to connect the camera to a computer, which avoids the drain on digital camera batteries caused by using the serial port or USB port of the digital camera to transfer digital images. Our digital film also uses less power per shot than most other flash memory cards, which means consumers do not have to change their camera batteries as often.

Research and Development

   We believe that in order to compete successfully, we must continually design, develop and introduce new product innovations that take advantage of market opportunities and address emerging standards. As of March 16, 2001, we had a staff of 32 research and development personnel. In addition, we have, on occasion, engaged outside consultants to assist in the development of technologies to our specifications. We intend to continue this selective use of outside consultants in the future. During 1998, 1999 and 2000, we spent approximately $3.1 million, $4.1 million and $7.0 million, respectively, on research and development activities.

   In addition, we endeavor to develop and maintain close relationships with key suppliers of components and technologies in order to enable us to quickly introduce new products that incorporate the latest technologies. In the past, we have worked closely with one of our flash memory suppliers to develop customized flash memory. We also consistently receive prototypes of digital camera models from manufacturers prior to their market introduction to ensure compatibility with our digital film. We have also worked with some digital camera manufacturers to optimize the performance of their digital camera when used with our digital film. We believe our relationships with digital camera manufacturers provide valuable insights into their current and future digital film requirements.

Manufacturing and Operations

   We contract with an independent foundry and assembly and testing organizations to manufacture all of our products. This allows us to focus on our design efforts, minimize fixed costs and capital expenditures and gain access to advanced manufacturing capabilities. We maintain a comprehensive quality testing program to help ensure that our products meet our quality standards. We also require that all subcontractors are ISO 9002 certified.

   There are three major types of flash memory: NAND, AND and NOR. We use industry standard NAND flash memory. Although we currently purchase almost all of our NAND flash memory from Toshiba and Samsung, we have the ability to use NAND flash memory produced by Advanced Micro Devices, Inc. and Fujitsu. Our controllers can also be configured to work with AND flash memory produced by Hitachi. Our controller technology can also be applied to other types of flash memory including NOR and other proprietary types of flash memory.

   UMC, based in Taiwan, currently manufactures our controller chips. We have also qualified Taiwan Semiconductor Manufacturing to produce our controller chip. Our flash memory cards are assembled at Flash Electronics, in Fremont, California and Venture Manufacturing in Singapore.

Employees

   At March 16, 2001, we had 172 employees, of which 55 were employed in marketing and sales, 32 in engineering and research and development, 39 in operations and 46 in administration. These numbers include 15 part-time employees and consultants. Our continued success will depend, in part, on our ability to attract and retain skilled and motivated personnel who are in great demand throughout the industry. None of our employees is represented by labor unions. We believe that we have good relations with our employees.

ITEM 2 PROPERTIES

   Our corporate headquarters and principal operating facility are located in Fremont, California. Our headquarters is comprised of approximately 34,400 square feet and is the location for all our engineering, operations, administrative and worldwide sales and marketing functions. We occupy this facility under a lease that expires on December 31, 2003 and have an option to renew this lease for an additional five-year period. We believe that our offices in Fremont will be adequate to meet our needs for at least the next 12 months. We also currently lease facilities in Woking, England and Tokyo, Japan for sales, marketing and distribution operations. The lease for our U.K. facility expires on December 21, 2005. The lease for our Tokyo facility expires on September 30, 2001, and we intend to renew this lease when it expires.

ITEM 3 LEGAL PROCEEDINGS

 Litigation Against SanDisk

   We were a party to SanDisk Corporation v. Lexar Media, Inc., an action filed in March 1998 in the United States District Court for the Northern District of California, Case No. C98-01115 CRB. The suit involved allegations by SanDisk that our CompactFlash cards and PC Cards infringed its U.S. Patent No. 5,602,987. SanDisk sought preliminary and permanent injunctions against infringement, damages for infringement, increased damages for willful infringement up to treble damages, attorneys' fees and costs.

   In September 2000, we sued SanDisk in the United States District Court, District of Delaware alleging that SanDisk's SmartMedia products infringed our U.S. Patent No. 5,479,638. We sought preliminary and permanent injunctive relief and damages for our patent infringement claim

   On November 14, 2000, we entered into a settlement agreement with SanDisk that resolved the two outstanding cases. We made a lump sum payment of $8.0 million primarily for royalties due on SanDisk's patent through March 31, 2001 and entered into a 4% royalty-bearing license for certain of our products that may use SanDisk's patent beyond March 31, 2001. SanDisk paid us $2.0 million for a fully paid-up license for use of our patent in Smart Media products. We also provided SanDisk with an option for a royalty-bearing license to our patents for use in certain future SanDisk products.

   SanDisk and we also agreed to resolve any future disputes relating to the use by us of SanDisk's patent through binding arbitration. The parties also agreed that, for a period of seven years, neither party would seek injunctive relief against the other in any patent lawsuit. However, at all times, SanDisk retains the right to seek injunctive relief to enforce the payment of royalties under the settlement agreement pursuant to an arbitrator's ruling.

 Litigation Against Pretec, Feiya and PNY

   On December 22, 2000, we sued Pretec Electronics Corporation, Feiya Technology Corporation and PNY Technologies Inc. for patent infringement. We sued Pretec on the basis of four patents: U.S. Patent Nos. 5,818,781; 5,907,856; 5,930,815; 6,145,051. We sued Feiya on the basis of its infringement of three patents: U.S. Patent Nos. 5,479,638; 5,818,781; 6,145,051. We sued PNY on all of the above listed patents. The suit is pending in the United States District Court for the Northern District of California. We are seeking injunctive relief and damages against all defendants.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

ITEM 4A EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table presents information concerning our executive officers as of March 27, 2001.

           Name          Age   Position
           ----          ---   --------
   Petro Estakhri....... 43    Chairman, Chief Technology Officer and Executive Vice President,
                               Engineering
   John H. Reimer....... 43    President, Chief Executive Officer and Director
   Eric B. Stang........ 41    Chief Operating Officer and Director
   Ronald H. Bissinger.. 50    Vice President, Finance and Chief Financial Officer
   Eric S. Whitaker..... 34    Vice President of Technology Licensing, General Counsel and Secretary

   Petro Estakhri has served as our Chief Technology Officer since April 1999 and as our Chairman and Executive Vice President, Engineering since August 1997. Mr. Estakhri also served as our Vice President, Systems from September 1996 to August 1997. From January 1993 to August 1996, Mr. Estakhri served as the Senior Director of Mass Storage Controller Engineering at Cirrus Logic, a supplier of semiconductors for Internet entertainment electronics. Mr. Estakhri is a co-author of many patents related to magnetic media, flash storage controller and systems architecture. Mr. Estakhri holds a B.S. and an M.S. in electrical and computer engineering from the University of California at Davis.

   John H. Reimer has served as our President and Chief Executive Officer since August 1997 and as a director since May 1997. From May 1994 to August 1997, Mr. Reimer served as the Senior Director of WorldWide Operations for the Mobile Computing Products Division of Motorola, a communications and electronics company. Prior to this time, Mr. Reimer served as the Vice President of Marketing at SanDisk. Mr. Reimer was a founder and four-time Chairman of Personal Computer Memory Card International Association, the organization that sets the worldwide standard for PC Cards. Mr. Reimer has also held management positions at Texas Instruments and Fujitsu Microelectronics. Mr. Reimer holds a B.S. in electrical engineering from the University of Illinois at Champaign.

   Eric B. Stang has served as our Chief Operating Officer since joining us in November 1999 and as a director since January 2000. From June 1998 to November 1999, Mr. Stang was Vice President and General Manager of the Radiation Therapy Products Division of ADAC Laboratories, a medical equipment and software company. From January 1995 to May 1998, he was Director of Operations at Raychem Corporation, a material science company. Mr. Stang holds a B.A. in economics from Stanford University and an M.B.A. from the Harvard Business School.

   Ronald H. Bissinger has served as our Vice President, Finance and Chief Financial Officer since December 1999. From October 1999 to December 1999, Mr. Bissinger was independently employed as a financial consultant. From March 1998 until October 1999, Mr. Bissinger was Vice President of Finance and Business Development and Chief Financial Officer of Ultradata Corp., an enterprise software company. From July 1997 to March 1998, he was independently employed as a financial consultant. From March 1996 to July 1997, he was Chief Financial Officer of The Alta Group, a wireless design software company. From May 1995 to March 1996, he was Chief Financial Officer of Biosym/MSI, a simulation software company. Mr. Bissinger holds a B.S. in chemical engineering from Clarkson University, an M.S. in chemical engineering from the University of California at Berkeley and an M.B.A. from the University of Denver.

   Eric S. Whitaker has served as our Vice President of Technology Licensing since November 2000 and as our General Counsel and Secretary since April 2000. Mr. Whitaker previously served as our Director of Legal Affairs from December 1999 until April 2000. From October 1995 to December 1999, Mr. Whitaker was in private law practice with Latham & Watkins. Mr. Whitaker holds a B.A. in politics from Princeton University and a J.D. from Stanford Law School.

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Stock

   Our common stock began trading on the Nasdaq National Market on August 15, 2000 under the symbol LEXR. The following table sets forth the high and low sale prices reported on the Nasdaq National Market for the periods indicated. The market price of our common stock has been volatile. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks That Could Affect Future Results."

                                                                    High   Low
                                                                   ------ -----
   Fiscal Year Ended December 31, 2000
     Third quarter (from August 15, 2000)......................... $15.75 $7.75
     Fourth quarter...............................................  13.19  0.47

Stockholders

   As of March 27, 2001, we had approximately 196 record holders of our common stock and more than 3,000 beneficial holders.

Dividends

   We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business, and do not anticipate paying any cash dividends in the foreseeable future. We are prohibited under the terms of our credit facilities from issuing cash dividends.

Recent Sales of Unregistered Securities

   1. In January 2000, we issued 475,000 shares of our common stock to the former shareholders of Printroom.com, Inc. in connection with our acquisition of Printroom.com.

   2. In April 2000, we entered into a Convertible Note and Warrant Purchase Agreement with Sony Electronics Inc. pursuant to which Sony invested $2.0 million in Lexar in the form of a convertible promissory note. Upon completion of our initial public offering in August 2000, the promissory note automatically converted into 277,655 shares of our common stock.

   3. In April 2000, we issued 30,000 shares of our common stock to the former shareholders of Impact Peripherals Ltd. in connection with our acquisition of Impact Peripherals, which we now operate as Lexar Media Europe, Ltd.

   4. In May, June and July 2000, we borrowed approximately $13.3 million from six of our stockholders in the form of promissory notes, with interest on the notes accruing at a rate of 6% per year. In connection with this transaction, we issued to these stockholders warrants to purchase an aggregate of 644,395 shares of our common stock at an exercise price of $3.09 per share. In addition, under the terms of the warrants, these stockholders were given the right to purchase additional shares of our common stock, in monthly installments, at an exercise price of $8.00 per share for up to 12 months from the issue date of the respective promissory notes so long as the principal on the promissory notes remained outstanding. Because we repaid the promissory notes in full in September 2000, these stockholders received warrants to purchase an aggregate of up to 344,770 additional shares of our common stock. As of December 31, 2000, there remained 323,942 shares under these outstanding warrants.

   5. In June 2000, we issued warrants to purchase 875,000 shares of our common stock at an exercise price of $8.00 per share in connection with a revolving credit facility we entered into with The Chase Manhattan Bank and a term loan with an affiliate of Chase.

   6. From January 1, 2000 through the date of our initial public offering, we granted stock options to purchase 2,736,000 shares of our common stock at an exercise prices ranging from $3.00 to $8.00 per share, and issued and sold an aggregate of 638,039 shares of our common stock to employees, consultants, directors, and other service providers at exercise prices ranging from $0.08 to $6.00 per share under direct issuances or exercises of options granted under our 1996 Stock Option/Stock Issuance Plan

   The securities issuances set forth above were not registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 701 promulgated thereunder for transactions by an issuer not involving a public offering. All shares purchased under our 1996 Stock Option/Stock Issuance Plan are subject to our right to repurchase unvested shares at their original exercise price. The repurchase feature generally expires for 25% of the shares after the first year of service then expires ratably over the next 36 months.

Use of Proceeds

   On August 14, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (No. 333-30556) relating to the initial public offering of our common stock.

   The net offering proceeds to us from our initial public offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $53.3 million. A portion of the proceeds have been used to fund continuing operations, to repay bridge financing notes totaling $13.3 million and to pay $6.0 million in net payments to SanDisk in settlement of litigation with SanDisk as described in "Item 3--Legal Proceedings." The remaining proceeds are being used to support our business operations and to provide working capital.

ITEM 6 SELECTED FINANCIAL DATA

                             Period From
                            September 16,
                            1996 (Date of
                            Inception) to     Years Ended December 31,
                            December 31,  ------------------------------------
                                1996       1997     1998      1999      2000
                            ------------- -------  -------  --------  --------
                                           (in thousands, except per share
                                                        data)
Consolidated Statements of
 Operations Data:
Revenues..................     $   452    $ 2,943  $ 7,609  $ 29,219  $ 87,977
Loss from operations......     $(4,535)   $(4,869) $(8,671) $(15,164) $(42,612)
Net loss per common
 share--basic and
 diluted..................     $ (0.27)   $ (0.50) $ (2.57) $  (2.65) $  (2.09)

                                          As of December 31,
                            --------------------------------------------------
                                1996       1997     1998      1999      2000
                            ------------- -------  -------  --------  --------
                                            (in thousands)
Consolidated Balance Sheet
 Data:
Total assets..............     $ 1,048    $ 2,102  $16,814  $ 38,274  $ 74,848
Debt, current and non-
 current portions.........     $ 3,500    $ 6,461  $ 5,393  $  5,320  $  7,971
Mandatorily redeemable
 convertible preferred
 stock....................     $   --     $ 2,922  $24,653  $ 53,136  $    --

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including, but not limited to, those set forth under "Factors That Could Affect Future Results" and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date hereof.

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

   We were formed in September 1996 to purchase the Solid-State Storage business unit of Cirrus Logic, Inc. This business unit was started as a small team of engineers in 1993. By September 1996, the group had grown to approximately 30 engineers conducting research and development. From the inception of the business unit to September 1996, the business unit was engaged principally in research and development activities. After our acquisition of the business unit in September 1996 and through the middle of 1997, we focused primarily on the sale of controllers and PC Cards for general flash memory applications. Commencing in the middle of 1997, we began to focus our products, as well as our marketing and sales efforts, on the digital film market. We continue to sell controllers as a stand-alone product and have begun to license this technology to original equipment manufacturers for application in a variety of consumer electronic products.

   Our broad line of high-performance digital film offers removable and reusable storage devices that capture images from a digital camera. During fiscal 2000, digital film sales comprised 84.8% of our revenues. Our digital film combines flash memory from leading suppliers with our patented technology to address the needs of professional, commercial and consumer photographers. Our digital film is compatible with substantially all digital cameras, including those manufactured by Agfa, Canon, Casio, Epson, Fuji, Hewlett-Packard, Kodak, Konica, Minolta, Nikon, Olympus, Polaroid, Ricoh, Sony and Yashica. We offer digital film in the three primary media formats currently used by digital cameras, CompactFlash, SmartMedia and Memory Stick, as well as in the MultiMedia Card and Secure Digital Card formats, which are flash memory products used in digital cameras and other electronic applications. We also offer digital film in the PC Card format, but are in the process of phasing out our PC Card digital film products.

   Our digital film reader/writers are products that facilitate the transfer of digital images to personal computers and other devices without a direct connection to the digital camera. Our JumpShot cable connects the universal serial bus, or USB, port to our USB-enabled CompactFlash digital film to quickly and easily transfer images.

   In addition to digital photography, our digital film technology can be applied to a variety of consumer electronic applications such as digital music players, laptop computers, personal digital assistants, telecommunication and network devices and digital video recorders. In order to extend our digital film technology into these markets we have selectively licensed our products and technology to third parties. We entered into an agreement with Sony in 2000 to combine our proprietary controller technology with their Memory Stick media format and include the Memory Stick as one of our digital film products. The Memory Stick is used in a wide variety of consumer electronic products, including camcorders, personal computers, portable music players, cameras and video recorders.

   In addition to our digital film and connectivity products, we also offer Internet photofinishing through our acquisition of Printroom.com in January 2000. By uploading their digital images over the Internet to Printroom.com, digital camera users can receive high-quality photographic prints in the mail at prices competitive with traditional photofinishing services. We also introduced Shoot & Share in September 2000, an easy-to-use image manager that simplifies digital photo organization, naming, editing and sharing. Shoot & Share also features a link to Printroom.com, enabling users to upload and order high-quality prints from their digital images. In September 2000, Lexar also launched its digital imaging educational website SayCheese.com where consumers and professionals can find information on digital photography, product reviews and how-to-tips and advice.

   Revenues. We generate revenues primarily from the sale of digital film and connectivity products to end-users primarily through mass market, photo and original equipment manufacturer channels. In 2000, we began receiving revenues from the licensing of our technology to Sony. We also received revenues from the sales of our controllers to flash storage manufacturers. In addition, as a result of our acquisition of Printroom.com, we began to recognize modest revenues from photofinishing services in 2000.

   Our customers include distributors, retailers, original equipment manufacturers and end users. Certain customers have return and price protection rights. We recognize revenue where there is a contract or purchase order, upon shipment or delivery depending on the term of sale, and when collectibility of the resulting receivable is reasonably assured. We provide for estimated future returns and price protection based on historical experience at the time revenue is recognized. At the time of sale, we also provide for the estimated costs of meeting product warranty obligations. For certain customers where we are unable to reasonably estimate the level of returns or where the customers do not take title to the product on delivery, revenues and the costs of revenues are deferred until the customers have sold the product to their customers.

   A majority of our sales have been to a limited number of customers. Our top 10 customers accounted for approximately 81.2% of our revenues in 1998, 79.2% in 1999 and 74.9% in 2000. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for at least the next several years. Domestic sales account for the majority of our revenues. Gross sales in the United States represented 75.4% of our revenues in 1998, 73.8% in 1999 and 65.3% in 2000. We expect that international sales will continue to become a larger percentage of our revenues in the future.

   Cost of Revenues. Our cost of revenues consists primarily of materials costs, with flash memory accounting for most of those costs. We maintain relationships with key suppliers, which we believe will be able to provide us with sufficient quantities of flash memory during 2001. The price we have historically paid for flash memory has fluctuated considerably and decreased significantly in 2000. We expect to continue to see significant price declines through at least 2001. In addition, cost of revenues includes expenses related to materials procurement, inventory management and adjustments and manufacturing. We also anticipate making royalty payments to SanDisk beginning in the second quarter of 2001 on some sales of our CompactFlash digital film.

   Research and Development. Our research and development expenses include salaries and related expenses for research and development personnel, fees for outside consultants, patent costs and prototype development and materials costs. We believe that continued investment in research and development is important to attain our strategic objectives and expect research and development expenses to remain at approximately the same level in 2001 as compared with 2000.

   Sales and Marketing. Our sales and marketing expenses include salaries and related expenses for sales and marketing personnel, advertising, customer service, technical support, distribution and travel and trade show expenses. We expect sales and marketing expenses to grow somewhat as we add sales and sales support staff and expand our promotional and branding efforts, both domestically and internationally, primarily in Japan and Europe.

   General and Administrative. Our general and administrative expenses include salaries and related expenses for executive, administrative and operational personnel, fees for professional services and other corporate expenses. We also incurred $4.2 million of legal expenses during fiscal 2000. The most significant component of these expenses were fees related to our preparation for trial in the patent litigation with SanDisk that was settled in the fourth quarter of 2000. Accordingly, we expect our legal expenses will decrease in 2001, despite the patent litigation that we have recently initiated against Pretec, Feiya and PNY.

   Stock-based Compensation. Stock-based compensation related to options granted to employees represents the aggregate difference, at the date of grant, between the deemed fair market value of the stock underlying options and the exercise prices of these options. Stock-based compensation related to options granted to consultants is revalued as it vests using the Black-Scholes option-pricing model.. Stock-based compensation is amortized over the vesting period of the underlying options based on an accelerated vesting method. Total stock-based compensation recorded for all option grants through December 31, 2000 totaled $24.5 million. As of that date, unearned stock-based compensation was $9.6 million, which we expect to amortize as follows: $5.9 million in 2001; $2.8 million in 2002; and $0.9 million in 2003. To the extent that any of our employees who hold these options leave our employ before their options vest, total unearned stock-based compensation and the resulting amortization will be reduced.


Our History of Losses

   We have incurred significant losses to date. As of December 31, 2000, we had an accumulated deficit of approximately $88.3 million. We intend to continue to expend significant financial and management resources on developing additional products and services, increasing sales and marketing activities, improving our technologies and expanding our operations. As a result, we expect to continue to incur additional losses and negative cash flow through most of 2001. In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily indicative of our future growth.

Results of Operations

   The following table sets forth our statement of operations data expressed as a percentage of revenues for the periods indicated:

                                     Year Ended
                                    December 31,
                                 ----------------------
                                  1998    1999    2000
                                 ------   -----   -----
   Revenues....................   100.0%  100.0%  100.0%
   Cost of revenues............    79.3    84.2    86.0
                                 ------   -----   -----
       Gross margin............    20.7    15.8    14.0
   Operating expenses:
     Research and development..    40.8    14.2     7.9
     Sales and marketing.......    58.0    29.4    24.0
     General and
      administrative...........    35.9    17.9    15.6
     Stock-based compensation..     --      6.2    14.9
                                 ------   -----   -----
       Total operating
        expenses...............   134.7    67.7    62.4
                                 ------   -----   -----
   Loss from operations........  (114.0)  (51.9)  (48.4)
   Other income (expense)--net
     Interest and other
      income...................     2.3     1.4     1.8
     Interest and other
      expense..................    (7.8)   (1.8)   (8.2)
     Settlement of litigation..     --      --     (6.8)
                                 ------   -----   -----
       Total other income
        (expense)--net.........    (5.5)   (0.4)  (13.2)
                                 ------   -----   -----
   Net loss....................  (119.5)% (52.3)% (61.6)%
                                 ======   =====   =====

 Year Ended December 31, 1999 versus Year Ended December 31, 2000

   Revenues

   Revenues for 2000 increased 201% to $88.0 million from $29.2 million for 1999, notwithstanding a decline in revenues from $31.0 million in the third quarter of 2000 to $16.2 million in the fourth quarter of 2000. The increase in revenues from 1999 to 2000 was primarily the result of continued increases in sales of our digital film and connectivity products, including our USB-enabled CompactFlash digital film and our JumpShot product, both of which were introduced in the last half of 1999. In 2000, we derived revenues predominantly from customers in the United States (65.3%), Japan (18.5%) and Europe (13.4%). In 1999, we derived revenues predominantly from customers in the United States (73.8%), Japan (13.9%) and Europe (11.1%). Three customers, Kodak, Tech Data and Olympus, accounted for 18.0%, 13.3% and 13.3% of our revenues in 2000. Four customers, Ingram Micro, Kodak, Impact Peripherals and Tech Data, accounted for 12.8%, 11.4%, 10.0% and 8.8% of our revenues in 1999. We believe that a substantial majority of the products we sold to Ingram Micro and Tech Data were resold by those parties to CompUSA.

   In 2000, in addition to revenues from sales of our digital film and connectivity products, we also recognized licensing revenue of $750,000 from our agreement with Sony. We anticipate that licensing revenues will increase significantly in the future. We also recognized $459,000 in revenue in 2000 from sales of our controllers, as compared with $260,000 in 1999. We expect to recognize increased revenues from sales of our controllers in 2001.

   In April 2000, we acquired Impact Peripherals, our European distributor. Product sales to Impact Peripherals prior to the acquisition have been included in our revenues. Impact Peripherals now operates as Lexar Media Europe, and its results have been included in our financial results beginning in May 2000.

   Cost of Revenues

   Cost of revenues for 2000 increased 208% to $75.7 million from $24.6 million for 1999. The increase in cost of revenues was primarily due to the increased sales of our digital film and connectivity products. Cost of revenues, as a percentage of sales, for 2000 increased to 86.0% from 84.2% for 1999. Our gross margins decreased due to a number of factors, including lower pricing, significant increases in rebates and price protection of channel inventories due to competition and a slowdown in sales, particularly in the fourth quarter of 2000. We incurred $5.4 million and $1.9 million in sales discounts and allowances and sales returns, respectively, in 2000, as compared with $0.7 million and $0.8 million in 1999. These unfavorable factors were partially offset by a number of factors, including an overall decrease in raw material costs, changes in product volumes shipped through mass market and OEM channels and changes in our product mix, including increased sales of high capacity cards and USB-enabled cards. The slow fourth quarter sales, which were caused primarily by a significant decline in sales to OEM customers, a slower than forecasted roll-out in retail stores in Japan and decreased revenues from U.S retailers, resulted in increased internal and channel inventory levels that we anticipate will take at least two quarters to return to targeted levels. We expect to continue to experience fluctuations and downward pressure on our gross margins due to a number of factors, including changes in our product and customer mix, flash memory costs, prices of competitive products and higher costs in the introduction of new products.

   Research and Development

   Research and development expenses for 2000 were $7.0 million, or 7.9% of revenues, as compared to $4.1 million, or 14.2% of revenues, for 1999. The increase in research and development expenses was primarily due to increased compensation and benefits as a result of our acquisition of Printroom.com in January 2000 and increased headcount to support new product development. The decrease in research and development expenses as a percentage of revenues during 2000 as compared to 1999 is due to increased revenues in 2000.

   Sales and Marketing

   Sales and marketing expenses for 2000 were $21.1 million, or 24.0% of revenues, as compared to $8.6 million, or 29.4% of revenues, for 1999. The increase in sales and marketing expenses was primarily due to higher market development, advertising, salary, commission and tradeshow expenses associated with selling and promoting our new digital film and connectivity products in the U.S., Europe and Japanese markets. The decrease in sales and marketing expenses as a percentage of revenues during 2000 as compared to 1999 is due to increased revenues in 2000.

   General and Administrative

   General and administrative expenses for 2000 were $13.7 million, or 15.6% of revenues, as compared to $5.2 million, or 17.9% of revenues, for 1999. The increase in general and administrative expenses was primarily due to higher legal expenses related to our patent litigation with SanDisk and increased headcount due to the growth of our business. The decrease in general and administrative expenses as a percentage of revenues during 2000 as compared to 1999 is due to increased revenues in 2000.

   Stock-Based Compensation

   Stock-based compensation recorded for all option grants through December 31, 2000 totaled $24.5 million. In 2000, we recognized $13.1 in stock-based compensation expense associated with these options. In 1999, we recognized $1.8 million in stock-based compensation expense associated with these options.

   Income Taxes

   No provision for federal or state income taxes was recorded since we incurred net operating losses from inception through December 31, 2000. Foreign tax liabilities have been insignificant to date. As of December 31, 2000, we had approximately $61.7 million of federal net operating loss carryforwards expiring through 2020 and state net operating loss carryforwards of approximately $34.3 million, which expire in varying amounts through 2005, if not utilized. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, we have not recorded any benefit for losses and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. In addition, sales of our stock, including shares sold in our initial public offering, may further restrict our ability to utilize our net operating loss carryforwards. We also have approximately $744,000 in federal tax credits, which expire through 2020, and state credits of approximately $478,000, which do not expire.

   Other Income and Expense

   Interest and other income for 2000 was $1.6 million as compared to $0.4 million for 1999. The increase in 2000 was primarily due to interest income from short-term investments from the proceeds of loans and our initial public offering.

   Interest expense for 2000 was $7.2 million as compared to $0.5 million for 1999. The increase in interest expense in 2000 was primarily due to imputed interest charges of $5.3 million associated with a bridge loan from some of our stockholders that was repaid in September 2000, imputed interest charges of $0.5 million associated with warrants issued in connection with credit facilities we entered into in June 2000 and a beneficial conversion charge of $0.1 million in connection with the conversion of a note payable into common stock. The remainder of the increase in interest expense was attributable to the interest and financing costs associated with the credit facilities and the bridge loan.

   We settled our ongoing patent litigation with SanDisk Corporation in the fourth quarter of 2000. In connection with the settlement of this litigation, we made net payments to SanDisk in the amount of $6.0 million.

   Our foreign exchange loss for 2000 was $0.2 million compared to a foreign exchange gain of $21,000 in 1999. The change was primarily attributable to increased exposure to the fluctuation of the yen, which was a result of a higher volume of receivables in that currency.

 Year Ended December 31, 1998 versus Year Ended December 31, 1999

   Revenues. Revenues increased 284.2% from $7.6 million in 1998 to $29.2 million in 1999. This increase was the result of continued increases in sales of our digital film and connectivity products, including our USB-enabled CompactFlash digital film and our JumpShot product introduced in the last half of 1999. We derived revenues in 1999 predominantly from customers in the United States (73.8%), Japan (13.9%) and Europe (11.1%). We derived revenues in 1998 predominantly from customers in the United States (75.4%) and Japan (18.6%). Four customers, Ingram Micro, Kodak, Impact Peripherals and Tech Data, accounted for 12.8%, 11.4%, 10.0% and 8.8% of product sales in 1999. Four customers, Kodak, ADTEC, Ingram Micro and Viking, accounted for 23.8%, 18.4%, 12.3% and 10.2% of revenues in 1998. We believe that a substantial majority of the products we sold to Ingram Micro and Tech Data were resold by those parties to CompUSA.

   Cost of Revenues. Cost of revenues increased 310.0% from $6.0 million in 1998 to $24.6 million in 1999. The increase in cost of revenues was due to increased sales of digital film and connectivity products and higher material costs. Overall, cost of revenues increased from 79.3% of revenues in 1998 to 84.2% of revenues in 1999. Our gross margins decreased from 20.7% in 1998 to 15.8% in 1999 due to a number of factors, the most significant of which related to price competition during the first three quarters of 1999, which reduced average sales prices. Gross margins were also impacted in 1999 due to the decline in sales of higher gross margin controllers. Finally, we experienced higher product costs than anticipated related to the introduction of certain new products in 1999.

   Research and Development. Research and development expenses increased 33.5% from $3.1 million in 1998 to $4.1 million in 1999. The increase in research and development expenses was primarily due to an increase in the number of development projects that we pursued and an increase in the use of outside consultants. Our research and development efforts continue to focus on product enhancement and new product development. Research and development expenses decreased from 40.8% of revenues in 1998 to 14.2% of revenues in 1999.

   Sales and Marketing. Sales and marketing expenses increased 94.9% from $4.4 million in 1998 to $8.6 million in 1999. The increased level of expenditures was primarily due to increases in advertising and marketing, increase in commissions as sales increased and personnel-related costs due to increased hiring. Overall, sales and marketing expenses decreased from 58.0% of revenues in 1998 to 29.4% of revenues in 1999.

   General and Administrative. General and administrative expenses increased 91.8% from $2.7 million in 1998 to $5.2 million in 1999. This increase was the result of increasing personnel and facilities costs to support our growing operations and increased costs in connection with ongoing litigation matters. General and administrative costs decreased from 35.9% of revenues in 1998 to 17.9% of revenues in 1999.

   Stock-Based Compensation. The unamortized stock-based compensation recorded for all option grants through December 31, 1999 totaled $21.0 million. In 1999, we recognized stock-based compensation of $1.8 million associated with these options.

   Interest Expense and Other. Interest expense and other, which is comprised primarily of net interest expense and foreign currency fluctuation, decreased 72.1% from $419,000 in 1998 to $117,000 in 1999. The decrease was the result of interest earned on temporary deposits resulting from the proceeds of our preferred stock offerings.

 Quarterly Results of Operations

   The following table sets forth quarterly statement of operations data for the eight quarters in the two years ended December 31, 2000. This quarterly information has been derived from our unaudited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods covered. The quarterly data should be read in conjunction with our consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                               Quarters Ended
                         -------------------------------------------------------------------------------------------------
                         March 31,  June 30,   September 30, December 31, March 31,  June 30,   September 30, December 31,
                           1999       1999         1999          1999       2000       2000         2000          2000
                         ---------  --------   ------------- ------------ ---------  --------   ------------- ------------
                                                               (in thousands)
Revenues................  $ 3,726   $ 5,511       $ 8,176      $11,806     $16,050   $ 24,766     $ 30,974      $ 16,186
Cost of revenues........    3,240     4,695         7,059        9,602      13,371     20,681       25,852        15,747
Gross margin............      486       816         1,117        2,204       2,679      4,085        5,122           439
Loss from operations....   (3,235)   (3,609)       (3,370)      (4,950)     (8,347)   (10,594)      (9,070)      (14,601)
Net loss................   (3,255)   (3,702)       (3,424)      (4,899)     (8,306)   (10,793)     (14,272)      (20,895)
Net loss per common
 share-basic and
 diluted................    (0.65)    (0.69)        (0.60)       (0.71)      (1.01)     (1.27)       (0.46)        (0.37)
                                                Percentage of revenue for the quarters ended:
                         -------------------------------------------------------------------------------------------------
                         March 31,  June 30,   September 30, December 31, March 31,  June 30,   September 30, December 31,
                           1999       1999         1999          1999       2000       2000         2000          2000
                         ---------  --------   ------------- ------------ ---------  --------   ------------- ------------
Revenues................      100%      100%          100%         100%        100%       100%         100%          100%
Cost of revenues........     87.0      85.2          86.3         81.3        83.3       83.5         83.5          97.3
Gross margin............     13.0      14.8          13.7         18.7        16.7       16.5         16.5           2.7
Loss from operations....    (86.9)    (65.5)        (41.2)       (41.9)      (52.0)     (42.7)       (29.3)        (90.2)
Net loss................    (87.4)%   (67.2)%      (41.9)%      (41.5)%      (51.8)%    (43.5)%      (46.1)%      (129.1)%

   Our revenues have increased in each of the quarters subsequent to the first quarter of 1999, with the exception of the fourth quarter of 2000. Revenues declined substantially in the fourth quarter of 2000 due to a significant decline in sales to OEM customers, particularly Kodak; a slower than forecasted roll-out in retail stores in Japan, which resulted in insignificant fourth quarter sales to Japan; and decreased revenues from U.S retailers caused in part by increased competitive pressures, discounting, price protection and rebates.

   Gross margin as a percentage of revenues has fluctuated since the first quarter of 1999 and declined significantly in the fourth quarter of 2000. Gross margin as a percentage of revenues has fluctuated since the first quarter of 1999 and declined significantly in the fourth quarter of 2000. Our gross margins decreased due to a number of factors, including lower pricing, significant increases in rebates and price protection of channel inventories due to competition and a slowdown in sales, particularly in the fourth quarter of 2000. These unfavorable factors were partially offset by an overall decrease in raw material costs, changes in product volumes shipped through mass market and OEM channels and changes in our product mix, including increased sales of high capacity cards and USB-enabled cards.

   We expect our operating results to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include, for example, changes in component costs, manufacturing yields, the prices at which we sell our products and our mix of products. We also expect to continue to experience fluctuations and pressure on our gross margins due to a number of factors, including price competition, discounting, rebates, price protection, cost of flash memory, and changes in our product and customer mix. The high inventory levels at the end of the fourth quarter of 2000 will also contribute to lower future gross margins as the inventory is sold in 2001 at prices lower than those that had been anticipated when the inventory was built.

   We anticipate increasing our aggregate operating expenses in 2001 slightly over 2000 levels, although such spending may actually decline should revenues not increase as expected throughout 2001.

   We believe that comparisons of our historical quarterly revenues and operating results are neither meaningful nor predictive of future performance.

Liquidity and Capital Resources

   From our inception until the completion of our initial public offering in August 2000, we financed our operations primarily through private sales of our common stock and preferred stock, and to a lesser degree through debt financings. In fiscal 2000, cash provided by financing activities was $60.9 million of which $53.3 million was from our initial public offering, $0.8 million was from the exercise of warrants and options and $6.9 million was from debt financings. In the year ended December 31, 1999, we raised net proceeds of $28.5 million from preferred stock issuances and debt financing. In the year ended December 31, 1998, we raised net proceeds of $20.4 million primarily from preferred stock issuances. As of December 31, 2000, we had approximately $28.7 million in cash, cash equivalents and short-term investments.

   Net cash used in operating activities was $40.3 million in the year ended December 31, 2000, $26.3 million in the year ended December 31, 1999 and $10.3 million in the year ended December 31, 1998. Net cash used in operating activities resulted primarily from our net losses and increases in inventory, receivables and prepaid and other assets, offset in part by increases in accounts payable, accrued liabilities and deferred revenues. In the year ended December 31, 2000, net cash used in operating activities included the net payment of $6.0 million in legal settlements.

   Net cash used in investing activities was $18.3 million in the year ended December 31, 2000, $5.6 million in the year ended December 31, 1999 and $0.6 million in the year ended December 31, 1998. Net cash used in investing activities in 1999 and 2000 was primarily attributable to the purchase of short-term investments and purchases of property and equipment. In 1998, net cash used in investing activities was primarily attributable to the purchase of property and equipment.

   In May, June and July 2000, we issued promissory notes in the aggregate amount of $13.3 million to six of our stockholders, with interest on the notes accruing at a rate of 6.0% per year. In September 2000, we repaid the amounts outstanding under these promissory notes.

   In June 2000, we entered into credit facilities with The Chase Manhattan Bank and Access Technology Partners, an affiliate of Chase. These facilities include a $20.0 million revolving credit line from Chase, with interest payable on borrowings at a rate of LIBOR plus 3.0% per year, and a $10.0 million term loan from Access, with interest payable on borrowings at a rate of 12.0% per year. The credit line from Access is subordinate in right of payment to the credit line from Chase. We are permitted to draw down amounts from the Chase revolving credit facility based upon our eligible receivables and inventory. As of December 31, 2000, there was $6.1 million outstanding under the Chase credit facility and $4.0 million outstanding under the Access term loan. These borrowings are collateralized by all of our assets, and we are required to comply with financial and other covenants contained in the loan agreements.

   As of December 31, 2000, we were in default with regard to certain financial covenants related to our consolidated revenue, EBITDA and debt to capital ratio. We entered into an amended credit agreement with Chase, effective as of December 31, 2000, which revised these covenants to better reflect our recent financial performance. In addition, we entered into a forbearance agreement with Access in February 2001 under which Access has agreed to not exercise its rights and remedies as a result of the defaults under the loan agreements existing at December 31, 2000 until the earlier of December 31, 2001 or the date any additional default may occur. In connection with the execution of the amendment with Chase and the forbearance agreement with Access, we amended the exercise price of the warrants held by Chase and Access from $8.00 per share to $1.44 per share. See Note 5--Notes Payable to our financial statement for more information regarding the amendment of our credit facilities.

   Although we had only approximately $28.7 million in cash, cash equivalents and short-term investments as of December 31, 2000, we currently anticipate that this capital, together with our term loan, revolving credit facility and anticipated licensing revenues, will be sufficient to meet our anticipated needs for working capital and capital expenditures through the end of 2001. We have taken measures to conserve cash by reducing headcount, primarily in Printroom.com, and are looking at ways to further reduce our operating expenses in the future. We may need to raise additional funds prior to the expiration of this period if, for example, our licensing revenues or sales of our controllers, which each have significantly higher margins than sales of our digital film products, do not increase as much as we anticipate, we do not remain in compliance with the provisions of our credit facilities and our lenders declare us to be in default or we experience operating losses that exceed our current expectations. Our credit facilities also contain covenants that restrict our ability to incur additional indebtedness. We expect that additional financing will be difficult to obtain on favorable terms when required, or at all.

                    RISKS THAT COULD AFFECT FUTURE RESULTS

   The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Annual Report on Form 10-K.

Risks Related to Our Business

 We have a history of losses, anticipate incurring losses for the foreseeable future and may never become profitable.

   We incurred net losses of approximately $9.1 million, $15.3 million and $54.2 million for 1998, 1999 and 2000, respectively. As of December 31, 2000, we had an accumulated deficit of approximately $88.3 million. We expect to incur additional losses this year. The size of our future losses and our ability to become profitable substantially depend on the rate of growth of the market for digital cameras and digital film, the extent to which our products and services are accepted by this market and our ability to reduce our operating expenses from current level. In addition, we must generate substantially increased revenues from licensing our proprietary controller technology and selling our controllers on a stand-alone basis to third parties, as these products have significantly higher margins than our digital film. We also must reduce the costs of producing and selling our digital film products by reducing our internal inventory, securing better pricing for flash memory and other components used in our digital film products and reducing our manufacturing costs. In addition, we have incurred non-cash deferred charges of $24.5 million through December 31, 2000 relating to stock-based compensation. At December 31, 2000, $9.6 million of deferred stock-based compensation charges remained to be charged against our future operations. If we are unsuccessful in increasing revenues from our higher margin products and reducing our operating expenses, we will not become profitable by the end of 2001 and may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

 If we are unable to obtain additional financing for our future capital needs, we may be unable to develop or enhance our products, expand our operations, respond to competitive pressures or continue our operations.

   Although we only had approximately $28.7 million in cash, cash equivalents and short-term investments as of December 31, 2000, we currently anticipate that this capital, together with our term loan, revolving credit facility and licensing revenues, will be sufficient to meet our anticipated needs for working capital and capital expenditures through the end of 2001. We may need to raise additional funds prior to the expiration of this period if, for example, our licensing revenues or sales of our controllers, which each have significantly higher margins than sales of our digital film products, do not increase to the degree we anticipate, we do not remain in compliance with the provisions of our credit facilities and our lenders declare us to be in default or we experience operating losses that exceed our current expectations. Our credit facilities also contain covenants that restrict our ability to incur additional indebtedness. We believe that it would be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond appropriately to competitive pressures or continue our operations.

 Our quarterly operating results and gross margins declined significantly in the fourth quarter of 2000, may fluctuate significantly in the future and are difficult to predict. If our future results are below the expectations of investors or securities analysts, the market price of our common stock would likely continue to decline significantly.

   Our quarterly operating results and gross margins declined significantly in the fourth quarter of 2000 and are likely to vary significantly in the future based on a number of factors related to our industry and the markets for our products. We will have little or no control over many of these factors and any of these factors could cause the price of our common stock to fluctuate significantly. These factors include, among others:

  . the rate of growth of the market for digital cameras and digital film;

  . fluctuation in demand for our products due to difficulties in anticipating or reacting to competitive pricing pressures;

  . price protection, volume incentive rebates, discounts, market development funds, cooperative advertising payments and other concessions and discounts that may need to be provided to some customers due to increasing competitive pricing;

  . the timing and amount of expenses related to obsolescence and disposal of excess inventory;

  . the timing and amount of any reductions in the average selling prices of our products and services;

  . the difficulty of forecasting and managing our inventory levels;

  . the difficulty of forecasting sell-through rates of our products and their impact on inventory levels at our distributors and customers, which may result in additional orders being delayed or reduced and inventory being returned;

  . price reductions in key components, such as flash memory, could result in reduced margins when selling products that include previously purchased components held in inventory;

  . increases in costs charged by our component suppliers, particularly our flash memory suppliers;

  . the availability and pricing of flash memory, particularly high-performance flash memory with increased memory capacity;

  . seasonal demand for our products and the volumes and timing of potential retail customer and distributor orders;

  . the timing and amount of orders and cancellations from existing and new retailers, distributors and original equipment manufacturer customers;

  . the announcement or introduction of products and technologies by competitors;

  . changes in our customers and product mix;

  . commencement of or involvement in litigation;

  . potential product quality problems which could raise return or rework costs;

  . whether we can sell controllers in the volumes and at the prices we anticipate;

  . the amount we will have to pay in royalties to SanDisk for selling products using our old controller after April 1, 2001; and

  . whether we can migrate our entire product line to our new controller.

   In addition, as a result of our limited operating history and the emerging nature of our market, we may be unable to accurately forecast our revenues and gross margins. We incur expenses based predominantly on operating plans and estimates of future revenues. Our expenses are to a large extent fixed and we may not be able to adjust them quickly to meet a shortfall in revenues during any particular quarter. We also plan inventory levels based on anticipated revenues. Any significant shortfall in revenues in relation to our expenses and planned inventories would decrease our net income or increase our operating losses and would also harm our financial condition. Declines in our operating results or gross margins may cause us to fail to meet the expectations of investors or securities analysts. If this were to happen, the market price for our common stock would likely continue to decline significantly.

 Our products are characterized by average selling prices that have historically declined over relatively short time periods, and if we are unable to effectively manage our inventories, reduce our costs, introduce new products with higher average selling prices or increase our sales volumes, our gross margins will continue to be negatively impacted.

   Although consumers have recently begun to purchase digital cameras in volume, they still exert pressure on digital camera manufacturers and on us to lower prices of digital photography products, like our digital film, to prices comparable to those of traditional photography products. Our competitors also impose pricing pressures on us. In addition, because a large percentage of our sales is to a small number of customers that are primarily retail consumer chains, distributors and large original equipment manufacturers, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. In 2000 and in the first quarter of 2001, we significantly reduced the prices of many of our digital photography products, and may need to do so in the future to remain competitive. Any reduction in prices by us will cause our gross margins to decline, unless we can manage our inventories to minimize such price declines and reduce our costs. If we are unable to reduce our costs to offset declines in average selling prices or increase the sales volume of our existing products, our gross margins will decline. We anticipate that our average selling prices will continue to decline for the foreseeable future.

 Because we protect many of our retail customers and distributors against the effects of price decreases on their inventories of our products, we may incur large price protection charges if we reduce our prices when there are large quantities of our products in our distribution channel.

   More than one-third of our sales in 1999 and in 2000 were made through distributors and retailers to which we have provided price protection. In 2000, we incurred more than $2.0 million in price protection charges, and we anticipate that these charges will increase in 2001 due to increased competitive pricing pressures. If our price protection reserves are insufficient to account for these charges, our revenues may be reduced.

 Because many of our retail customers and distributors have rights of return, we may be required to take back large quantities of unsold inventory, which could reduce our revenues.

   Substantially all of our sales to end-users are made through distributors and retailers. Our sales through these channels often include rights to return unsold inventory. For sales of some of our products, we recognize revenue upon shipment of our products, although we establish reserves for estimated returns. Additionally, we permit some of our customers to return products in their inventory for credit or in exchange for new products. If there are significant inventories of old products in our distribution channel when a new product is released, or if these distributors and retailers are unsuccessful in selling our products, there could be substantial product returns. If our reserves are insufficient to account for these returns or if we are unable to resell these products on a timely basis at similar prices, our revenues may be reduced. Because the market for our products is rapidly evolving, we may not be able to resell returned products at attractive prices or at all.

 We have recently expanded our distribution of products into Japan and anticipate expanding distribution into Latin America. If we are unable to anticipate demand and pricing of our products in those regions or if we are unable to effectively manage the distributor channels and relationships in those regions, our operating results will be harmed and our stock price will likely decline.

   We do not have a long operating history managing international distribution of our products, and particularly do not have a long history of working with Olympus Japan, our distribution partner in Japan, nor LatinRep Associates, our distribution partner in Latin America with which we have recently entered into an agreement. We experienced a slower than forecast rollout of our products in retail stores in Japan in the fourth quarter of 2000, which contributed to our significantly reduced revenues for that quarter. If we are unable to accurately anticipate demand and pricing of products in Japan and Latin America, or if we cannot work effectively with our distribution partners to create demand, develop effective marketing programs, manage inventory levels and collect receivables in a timely fashion, our operating results will continue to be harmed and our stock price will likely decline.

 Because we have a limited operating history and because we operate in a new and rapidly evolving market, you may have difficulty assessing our business and future prospects.

   We were organized in September 1996 and have a short operating history. Because we have only recently introduced our products and services and have limited historical financial data, it is difficult to evaluate our business and future prospects. In addition, because of our limited operating history and because the market for digital cameras and digital film is still in an emerging stage and is characterized by an increasing number of competitors and competing technologies and formats, we have limited insight into trends that may emerge and affect our business. Our business will not succeed if we are unable to execute our business strategy or if we do not successfully address the risks we face.

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

 If we are unable to license our controller technology for application in other products and sell our controllers on a stand-alone basis to third parties, our gross margins will be negatively impacted and we will have difficulty achieving profitability.

   We currently derive substantially all of our revenues from the sale of our digital film and connectivity products. We believe, however, that our future growth and ability to become profitable may depend on our ability to license our proprietary controller technology for use in new digital photography applications or applications in other markets, such as music and video, and to generate increased revenues from the sales of our controllers. If we fail to generate significant licensing revenue from these activities or increase the revenue we derive from our controller sales, we may not grow our revenues and margins as planned and we will have difficulty achieving profitability.

 We depend on a few key customers and the loss of any of them could significantly reduce our revenues.

   Historically, a small number of our customers have accounted for a significant portion of our product revenues. In 1998, 1999 and 2000, sales to the 10 customers from which we received the greatest revenues accounted for approximately 81.2%, 79.2% and 74.9% respectively, of our revenues. Our revenues could decline if one or more of these customers were to significantly reduce, delay or cancel their orders, decide to purchase digital film manufactured by one of our competitors, develop and manufacture their own digital film or cease operations due to the downturn in the nation's economy or otherwise. In the fourth quarter of 2000, sales to our major OEM customers, particularly Kodak, declined relative to third quarter due to early seasonal stocking activity in the third quarter, as well as the long-term trend of OEMs not to bundle digital film with their cameras. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers who place larger orders or experience financial difficulties, would also reduce our revenues. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

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

 We expect to increase our reliance on retailers to sell our digital film products, and if there are disruptions in this channel or if the retailers that carry our products do not grow as quickly as their competitors, we may continue to lose market share.

   In recent quarters, we have begun to sell a greater percentage of our digital film products to retailers, most notably Best Buy, CompUSA and Wal-Mart, rather than through original equipment manufacturer and distributor channels. Because we expect to continue to increase the portion of our products that we sell to retailers, we are subject to many risks, including the following:

  . loss of market share if the retailers that carry our products do not grow as quickly and sell as many digital film products as the retailers that carry the digital film products of our competitors;

  . product returns could increase as a result of our strategic interest in assisting retailers in balancing their inventories; and

  . retailers may emphasize our competitors' products or decline to carry our products.

 If we are unable to adequately protect our intellectual property, our competitors may gain access to our technology, which could harm our ability to successfully compete in our market.

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

   We have recently and may in the future become a party to litigation with third parties to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These lawsuits could subject us to significant liability for damages or invalidate our proprietary rights. For example, we recently entered into a settlement agreement with our primary competitor, SanDisk Corporation, under which we agreed to remit to SanDisk $6.0 million in net payments and make certain royalty payments in the future to SanDisk. Any future lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

  . stop selling products or using technology that contain the allegedly infringing intellectual property;

  . attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all; and

  . attempt to redesign those products that contain the allegedly infringing intellectual property.

   If we are forced to take any of the foregoing actions, we may incur additional costs or be unable to manufacture and sell our products.

 Because we depend on single suppliers for some key components, and do not have long-term supply contracts with those suppliers, we are exposed to the risks of a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality.

   ZETEX Semiconductors is the sole manufacturer of transistors for our CompactFlash, PC Card and connectivity products. Because we depend on a single supplier for these key components, and do not have a long-term supply contract with this supplier, we face the risk of inadequate component supply, price increases, late deliveries and poor component quality. ZETEX may terminate its relationship with us or pursue other relationships with our competitors, and if we were to lose our relationship with this single supplier, the lead time required to qualify new suppliers could be as long as three months. Also, if we lose our single supplier or this supplier is otherwise unable to satisfy our volume and delivery schedule requirements, it may be difficult to locate any suppliers who have the ability to develop, manufacture and deliver the specialized components we need for our products. If we are unable to accurately predict our supply needs, or if our supply of components is disrupted, our reputation may be harmed and we may lose existing customers or be unable to attract new customers

 We depend on a single third-party wafer foundry to manufacture all of our controllers, and if we are unable to obtain sufficient quantities of controllers at acceptable quality, yields and prices, and in a timely manner, we may not be able to meet customer demand for our products, which could limit the growth and success of our business.

   We do not own or operate a semiconductor fabrication facility. Instead, we rely on a single outside foundry, United Microelectronics Corporation, or UMC, of Taiwan to produce all of our controller products. Our reliance on an independent foundry involves a number of significant risks, including:

  . reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

  . lack of guaranteed production capacity or product supply; and

  . unavailability of, or delayed access to, next-generation or key process technologies.

   We do not have a long-term supply agreement with UMC and instead obtain manufacturing services on a purchase order basis. UMC has no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of UMC, and UMC may reallocate capacity to other customers on short notice, even during periods of high demand for our products. If UMC were to become unable or unwilling to continue manufacturing our controllers in the required volumes, at acceptable quality, yields and prices, and in a timely manner, we might not be able to meet customer demand for our products, which could limit the growth and success of our business. Although we have attempted to diversify our sources of controllers by qualifying Taiwan Semiconductor Manufacturing Co. Ltd., we cannot assure you that it will have sufficient capacity to accommodate our demand at any particular time.

   In addition, if competition for foundry capacity increases, we may incur significant expenses to secure access to manufacturing services, which in turn may cause our product costs to increase substantially. We expect that the demand for capacity at these facilities will change in the near future due to fluctuating demand for consumer electronic and industrial products that depend on semiconductors manufactured at these facilities. All of these foundries are located in an area of the world that may be subject to political and economic instability, especially in light of the results of the national election in Taiwan, and natural disasters, particularly earthquakes. While the last earthquake in Taiwan did not have a significant impact on deliveries to us from UMC, a similar event in the future at one of their foundries could have a significant impact.

 We depend solely on third-party subcontractors for assembly and testing of our digital film products, which could result in product shortages or delays or increase our costs of manufacturing, assembling or testing our products.

   Substantially all of our CompactFlash digital film is currently assembled and tested by Flash Electronics, Inc. in Fremont, California and Venture Manufacturing in Singapore. We do not have long-term agreements with Flash Electronics or Venture Manufacturing and typically obtain services from them on a per order basis. Additionally, our controllers are assembled, tested and packaged primarily by Advanced Semiconductor Engineering, Inc. in Taiwan and Multitech Design & Test, Inc. in Sunnyvale, California. Our reliance on these subcontractors involves risks such as reduced control over delivery schedules, quality assurance and costs. These risks could result in product shortages or increase our costs of manufacturing, assembling or testing our products. If these subcontractors are unable or unwilling to continue to provide assembly and test services and deliver products of acceptable quality, at acceptable costs and in a timely manner, we would have to identify and qualify additional substitute subcontractors. This could be time-consuming and difficult and result in unforeseen operations problems.

 Our failure to successfully promote our brand and achieve strong brand recognition in target markets could limit or reduce the demand for our products and services.

   We believe that brand recognition will be important to our ability to be successful as the digital photography market develops. We plan to continue to invest in marketing programs to create and maintain prominent brand awareness. If we fail to promote our brand successfully, or the expenses associated with doing so become increasingly high, our business may not grow as we anticipate. In addition, if our products exhibit poor performance or other defects, our brand may be significantly diluted, which would inhibit our ability to attract or retain customers.

 The solid-state storage market is evolving and future digital film formats may not use our core technology or we may be forced to pay a royalty to sell digital film in these formats.

   Our products may become less useful to our customers if we are unable to respond to technological advances in our industry or as innovative products become available to our customers. Although many digital cameras currently use Compact Flash, Memory Stick or Smart Media Cards, future digital cameras may use other digital film formats, such as compact discs, rotating media or magneto-optical storage, that may not use our controller technology. If these other digital film formats were to gain broad consumer acceptance, demand for our controller technology would decline, which would negatively impact our gross margins and operating results. In addition, we may have to obtain a license to manufacture some digital film formats. For example, a consortium led by SanDisk, Matsushita and Toshiba recently introduced The Secure Digital Card format. We may be unable to secure licensing arrangements for this or other future technologies at reasonable rates or at all.

 If we encounter difficulties in attracting and retaining qualified personnel, we may not be able to successfully execute our business strategy and we may need to grant large stock-based incentives that could be dilutive to our stockholders and may be required to pay significant salaries which would increase our general and administrative costs.

   Our future success will depend to a significant extent on the continued services of our key employees, including John H. Reimer, our President and Chief Executive Officer, Petro Estakhri, our Chief Technology Officer and Executive Vice President of Engineering, and Eric B. Stang, our Chief Operating Officer. Our success will also depend on our ability to attract and retain qualified technical, sales, marketing, finance and managerial personnel. If we are unable to find, hire and retain qualified individuals, we may have difficulty implementing portions of our business strategy in a timely manner, or at all. Petro Estakhri, Eric B. Stang, Ronald H. Bissinger, our Vice President, Finance and Chief Financial Officer, and Mike Assar, our Senior Vice President, Technology, are the only employees with whom we have entered into employment agreements. In addition, we do not maintain key man life insurance on the members of our senior management team, other than Mr. Reimer and Mr. Estakhri.

   The competition for qualified personnel is particularly intense in our industry and in northern California, where there is a high concentration of established and emerging growth technology companies. This competition makes it more difficult to retain our key personnel and to recruit new highly-qualified personnel. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to existing stockholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which could harm our operating results. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications, especially in light of the significant decline of our stock price over the last several months. If we do not succeed in hiring and retaining candidates with appropriate qualifications, we will not be able to grow our business.

 Our recent growth has placed a significant strain on our management systems and resources, and the success of our business depends on our ability to successfully manage future growth.

   In recent periods, rapid growth and acceleration of our product development and marketing efforts have imposed significant strains on our operations. Our revenues have grown from $7.6 million for the year ended December 31, 1998 to approximately $88.0 million for the year ended December 31, 2000. In addition, the number of our employees has grown from 54 as of December 31, 1998 to 187 as of December 31, 2000, and we anticipate further increases in the number of our employees as we continue to grow. We expect the strains from this growth to increase, and our financial performance and ability to compete effectively will depend, in part, on our ability to manage this growth effectively. To that end, we must continually develop our budgeting and forecasting procedures, develop administrative, accounting and management information systems and controls, manage our research and development efforts, manage appropriate levels of inventory and improve coordination among our engineering, accounting, finance, marketing and operations personnel.

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

   Although our digital film products are tested after they are assembled, these products are extremely complex and may contain defects. These defects are particularly likely when new versions or enhancements are released. The sale of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. For example, if there are defects in our products that cause loss of data, customers may lose their digital images stored on our digital film. In addition, product defects and errors could result in additional development costs, diversion of technical and management resources, delayed product shipments, increased product returns, and product liability claims against us which may not be fully covered by insurance.

 Our significant sales outside the United States and our brand launch in Japan subject us to increasing foreign political and economic risks, including foreign currency fluctuations.

   Sales outside of the United States accounted for 24.6%, 26.2% and 34.7% of our revenues for 1998, 1999 and 2000, respectively. We generated a majority of our international revenues in 1999 and 2000 from product sales in Japan and Europe. Both of these markets are intensely competitive, particularly Japan where we experienced a slower than forecast rollout of our products in retail stores in the fourth quarter of 2000. One of our principal growth strategies is to expand our presence in these and other international markets both through increased international sales and strategic relationships, as evidenced by our recent brand launch in Japan. We also anticipate conducting transactions in the euro, and are expanding distribution of our products into Latin America. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our revenue in future periods. Accordingly, we are subject to international risks, including:

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

   The sales of our products are denominated primarily in United States dollars. As a result, increases in the value of the United States dollar relative to foreign currencies could cause our products to become less competitive in international markets and could result in a reduction in sales and profitability. As a result of our acquisition of Impact Peripherals, we have product sales denominated in British pounds and anticipate that future sales will also be denominated in the euro. In addition, we have sales to customers denominated in Canadian dollars and Japanese yen, and anticipate having some sales in Latin American currencies in 2001. To the extent our prices are denominated in foreign currencies, particularly the British pound and Japanese yen, we will be exposed to increased risks of currency fluctuations. We have no hedging policies in place to mitigate these potential risks, and we cannot assure you that any policies or techniques implemented in the future will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations.

Risks Related to Our Industry

 Our business will not succeed unless the digital photography market continues to grow and is accepted by professional, commercial and consumer users.

   We currently depend on sales of digital film and connectivity products for the substantially all of our revenues, which exposes us to substantial risk in the event the digital photography market does not grow rapidly. The digital photography market is in an early stage of development and is rapidly evolving. The success of this market depends on many factors, including:

  . the ability of digital cameras to take high-quality photographs;

  . the availability of digital cameras at prices and with performance characteristics comparable to traditional cameras;

  . the availability of digital film that meet users' requirements with respect to price, speed, connectivity, capacity and compatibility;

  . the speed at which digital cameras are able to take successive photographs;

  . the ease with which digital files can be transferred to a personal computer or printer;

  . the availability of digital image prints comparable in quality and price to traditional photographs; and

  . market conditions in the industry and the economy as a whole.

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

 Increased competition in the digital film market has led, and may continue to lead, to a decrease in revenues and market share.

   We currently compete in an industry characterized by intense competition, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. Our existing competitors include many large domestic and international companies that have longer operating histories and greater brand name recognition, greater access to flash memory, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with customers. As a result, these competitors may be able to better absorb price declines, adapt more quickly to new or emerging technologies or devote greater resources to the promotion and sale of their products than we may. This has led, and may continue to lead to, a decrease in sales, profits and market share.

   Our primary competitors are companies that sell digital film into the consumer and original equipment manufacturer digital film markets. These companies are primarily manufacturers with both controller and flash memory capabilities, such as SanDisk, Toshiba and Hitachi. SanDisk and Toshiba now jointly develop and manufacture high-performance flash memory. Because flash memory represents a significant portion of the cost of digital film, SanDisk may have a competitive advantage in that it will have access to high-capacity flash memory at prices that may be substantially below the prices that Toshiba or Samsung will charge us.

   We also compete with manufacturers, package or card assemblers and resellers that combine controllers and flash memory developed by others, such as Hitachi, into flash memory cards, including Kingston Technology, Simple Technology, Smart Modular Technologies and Viking. Additionally, Hitachi and Samsung, as well as flash controller developers such as Feiya Technology, Pretec, 3-s and Hyperstone, compete with our controller sales.

   Kodak and Fuji are the largest and best known manufacturers of traditional film products. Kodak recently entered the U.S. digital film market, but does not yet manufacture its own digital film. Fuji has not as yet entered the U.S. digital film market. With their resources and worldwide brand recognition, either Kodak or Fuji would be formidable competitors for our core business. We also expect to face competition from existing or future competitors that design and market similar or alternative data storage solutions that may be less costly or provide additional features. If a manufacturer of digital cameras or other consumer electronic devices designs one of these alternative competing standards into its products, our digital film as currently configured will not be compatible with that product and our revenues may decline.

 Competition in the Internet photofinishing market is intense, and we may not be able to maintain or expand our customer base, which may make it difficult for us to generate revenues and establish market share.

   We are faced with growing competition in the area of Internet photofinishing that could make it difficult for us to generate revenues and establish market share. Our primary competitors in these areas are Internet digital photofinishing companies such as EZ Prints, Kodak, Ofoto, PhotoAccess, PhotoWorks.com, Shutterfly, Snapfish and Wolf Camera, which process digital images transferred to them by customers over the Internet and mail finished prints to them. These companies also provide traditional prints from scanned traditional photographs, or digital camera images and photo-image management services allowing consumers to archive, edit and share uploaded images and create online photo albums. Additionally, digital imaging kiosks, such as those from Kodak, Fuji, Pixel Magic and Telepix, allow consumers to scan traditional images or download digital images for processing and output. Traditional film processors with strong brand recognition such as Kodak will pose a significant challenge if they begin to focus their efforts on direct digital-to-paper photofinishing processing and leverage their advantage in brand recognition. Moreover, Internet photo-image archiving and sharing services such as Club Photo, PhotoIsland, PhotoLoft and Zing present additional competition through their current and potential alliances with digital photo labs to directly compete with the services we offer. We will continue to review our expenditures in Printroom.com in light of our goal of obtaining profitability this year.

 Our stock price and those of other technology companies have experienced extreme price and volume fluctuations, and, accordingly, our stock price may continue to be volatile which could negatively affect your investment.

   The trading price of our common stock has fluctuated significantly since our initial public offering in August 2000 and is significantly below the original offering price of $8 per share. An active public market for our common stock may not be sustained in the future. Many factors could cause the market price of our common stock to fluctuate, including:

  . variations in our quarterly operating results;

  . announcements of technological innovations by us or by our competitors;

  . introductions of new products or new pricing policies by us or by our competitors;

  . departure of key personnel;

  . the gain or loss of significant orders or customers;

  . changes in the estimates of our operating performance or changes in recommendations by securities analysts; and

  . market conditions in our industry and the economy as a whole.

   In addition, stocks of technology companies have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to these companies' operating performance. Public announcements by companies in our industry concerning, among other things, their performance, accounting practices or legal problems could cause fluctuations in the market for stocks of these companies. These fluctuations could lower the market price of our common stock regardless of our actual operating performance.

   In the past, securities class action litigation has often been brought against a company following a period of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could harm our operating results and our business.

 If our common stock price falls below and remains under $1.00 per share, or if we otherwise fail to comply with Nasdaq rules, our common stock is likely to be delisted from the Nasdaq National Market, which could eliminate the trading market for our common stock.

   If the market price for our common stock falls and remains below $1.00 per share or we otherwise fail to meet the criteria for continued listing on the Nasdaq National Market, our common stock may be delisted from Nasdaq. If our common stock is delisted from Nasdaq, it could have an adverse effect on the liquidity of our common stock and your ability to sell the common stock.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Foreign currency risk. We sell our products primarily to customers in the U.S. and to a lesser extent Japan, Canada and Europe. Most of our sales are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our sales will be denominated in British pounds, the Japanese yen and possibly the euro and Latin American currencies. As a result, it is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar rises in comparison to the local currency, which may make it more difficult to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Approximately 34.7% of our revenues for the year ended December 31, 2000 were derived from countries other than the United States. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. These risks may change if we acquire businesses outside the U.S. or if we sell in non-U.S. dollar denominated currencies.

   Interest rate risk. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. The risk associated with fluctuating interest expense is limited to the exposure related to those debt instruments and credit facilities that are tied to market rates. Accordingly, our interest rate risk is comprised of our $20.0 million revolving credit line from Chase. Interest is payable on borrowings against this line is at a rate of LIBOR plus 3.0% per year, which was 9.94% at December 31, 2000. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk and market risk. We plan to mitigate default risk by investing in investment-grade securities. We have historically invested in investment-grade, short-term securities that we have held until maturity to limit our market risk.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   The following financial statements are filed as part of this Report:

                                                                            Page
                                                                            ----
   Report of independent accountants......................................   37

   Consolidated Balance Sheets as of December 31, 1999 and 2000...........   38

   Consolidated Statements of Operations for the three years ended
    December 31, 2000.....................................................   39

   Consolidated Statements of Mandatorily Redeemable Convertible Preferred
    Stock and Stockholders' Equity (Deficit) for the three years ended
    December 31, 2000.....................................................   40

   Consolidated Statements of Cash Flows for the three years ended
    December 31, 2000.....................................................   41

   Notes to Consolidated Financial Statements.............................   42

2. INDEX TO FINANCIAL STATEMENT SCHEDULES

   The following financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements:

   Schedule                                                                 Page
   --------                                                                 ----
      II    Valuation and Qualifying Accounts.............................  65

         REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lexar Media, Inc.

   "In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of mandatorily redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Lexar Media, Inc. and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above."

                                          PricewaterhouseCoopers LLP

San Jose, California
February 2, 2001
Except for Note 5, which is as of February 7, 2001

                               LEXAR MEDIA, INC.

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                December 31,
                                                             -------------------
                                                               1999       2000
                                                             ---------  --------
                           ASSETS
 Current assets:
   Cash and cash equivalents (includes restricted cash of
    $1,000 in 2000)........................................  $   6,495  $  8,755
   Short-term investments (includes restricted securities
    of $2,500 in 1999).....................................      3,896    19,987
   Accounts receivable, net of allowances for sales returns
    and doubtful accounts of $730 in 1999 and $608 in
    2000...................................................      8,822     8,767
   Inventory, net..........................................     16,287    27,536
   Prepaid expenses and other current assets...............        545     1,909
                                                             ---------  --------
     Total current assets..................................     36,045    66,954
 Property and equipment, net...............................      1,834     3,364
 Intangible assets, net....................................        188     3,544
 Other assets..............................................        207       986
                                                             ---------  --------
     Total assets..........................................  $  38,274  $ 74,848
                                                             =========  ========

 LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
          STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current liabilities:
   Accounts payable........................................  $   9,029  $  8,007
   Accrued liabilities.....................................      2,106     8,886
   Deferred revenue........................................        112       446
   Notes payable to stockholders...........................      5,224       362
   Note payable to bank....................................        --      6,088
                                                             ---------  --------
     Total current liabilities.............................     16,471    23,789
 Notes payable to stockholders, net of current portion.....         96       159
 Notes payable, net........................................        --      1,362
                                                             ---------  --------
     Total liabilities.....................................     16,567    25,310
 Mandatorily redeemable convertible preferred stock
  (redemption
  value of $55,258 in 1999)................................     53,136       --
 Commitments and contingencies (Notes 9 and 10)
 Stockholders' equity (deficit):
 Common stock, $0.0001 par value:
   Authorized: 75,000,000 shares Issued and outstanding:
    12,664,322 shares in 1999 and 60,052,462 shares in
    2000...................................................          1         6
   Additional paid-in capital..............................     24,566   152,796
   Unearned stock-based compensation.......................    (19,158)   (9,586)
   Notes receivable from stockholders......................     (2,756)   (5,292)
   Accumulated deficit.....................................    (34,082)  (88,348)
   Accumulated other comprehensive loss....................        --        (38)
                                                             ---------  --------
     Total stockholders' equity (deficit)..................    (31,429)   49,538
                                                             ---------  --------
     Total liabilities, mandatorily redeemable convertible
      preferred stock and stockholders' equity (deficit)...  $  38,274  $ 74,848
                                                             =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               LEXAR MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                   Years Ended December 31,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------  --------  --------
Revenues.......................................... $ 7,609  $ 29,219  $ 87,977
Cost of revenues (excludes stock-based
 compensation of $0, $129, and $368)..............   6,033    24,596    75,651
                                                   -------  --------  --------
Gross margin......................................   1,576     4,623    12,326
                                                   -------  --------  --------
Operating expenses:
  Research and development (excludes stock-based
   compensation of $0, $274, and $3,787)..........   3,101     4,141     6,964
  Sales and marketing (excludes stock-based
   compensation of $0, $285, and $2,166)..........   4,413     8,599    21,128
  General and administrative (excludes stock-based
   compensation of $0, $1,118 and $6,777).........   2,733     5,241    13,748
  Stock-based compensation........................     --      1,806    13,098
                                                   -------  --------  --------
Total operating expenses..........................  10,247    19,787    54,938
                                                   -------  --------  --------
Loss from operations..............................  (8,671)  (15,164)  (42,612)
Interest and other expense........................     591       527     7,242
Interest and other income.........................    (172)     (410)   (1,588)
Settlement of litigation..........................     --        --      6,000
                                                   -------  --------  --------
Total other income and expense....................     419       117    11,654
    Net loss...................................... $(9,090) $(15,281) $(54,266)
                                                   =======  ========  ========
Net loss per common share--basic and diluted...... $ (2.57) $  (2.65) $  (2.09)
                                                   =======  ========  ========
Shares used in net loss per common share
 calculation-basic and diluted....................   3,543     5,820    26,100
                                                   =======  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                               LEXAR MEDIA, INC.

 CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                    Mandatorily
                    Redeemable
                    Convertible                                               Notes                  Accumulated
                  Preferred Stock   Common Stock   Additional   Unearned    Receivable                  Other
                  ----------------  --------------  Paid-in   Stock-based      from     Accumulated Comprehensive
                  Shares   Amount   Shares  Amount  Capital   Compensation Stockholders   Deficit       Loss       Total
                  -------  -------  ------  ------ ---------- ------------ ------------ ----------- ------------- -------
Balances,
January 1,
1998............    3,000  $ 2,922   2,330   $--    $    382    $    --      $    --     $ (9,711)      $--       $(9,329)
Conversion of
convertible
promissory notes
into Series B
mandatorily
redeemable
convertible
preferred
stock...........    3,000    1,240
Issuance of
Series C
mandatorily
redeemable
convertible
preferred
stock...........   10,444    8,267
Conversion of
convertible
promissory notes
into Series C
mandatorily
redeemable
convertible
preferred
stock...........    1,000      800
Issuance of
Series D
mandatorily
redeemable
convertible
preferred
stock...........    6,825   11,424
Issuance of
restricted stock
to employees in
exchange for
notes
receivable......      --       --    4,553    --         364        --          (364)         --         --           --
Exercise of
stock options
and grant of
restricted
stock...........      --       --    1,201    --         108        --          (104)         --         --             4
Repurchase of
stock...........      --       --     (113)   --          (9)       --             9          --         --           --
Reduction of
notes receivable
from
stockholders....      --       --      --     --         --         --             3          --         --             3
Net loss........      --       --      --     --         --         --           --        (9,090)       --        (9,090)
                  -------  -------  ------   ----   --------    -------      -------     --------       ----      -------
Balances,
December 31,
1998............   24,269   24,653   7,971    --         845        --          (456)     (18,801)       --       (18,412)
Issuance of
Series D
mandatorily
redeemable
convertible
preferred
stock...........      119      200
Conversion of
convertible
promissory notes
into Series E
mandatorily
redeemable
convertible
preferred
stock...........      882    2,285
Conversion of
note payable
into Series E
mandatorily
redeemable
convertible
preferred
stock...........       65      153
Issuance of
Series E
mandatorily
redeemable
convertible
preferred
stock...........   10,701   25,679
Unearned stock-
based
compensation....      --       --      --     --      20,964    (20,964)         --           --         --           --
Amortization of
unearned stock-
based
compensation....      --       --      --     --         --       1,806          --           --         --         1,806
Accretion of
mandatorily
redeemable
convertible
preferred
stock...........      --       166     --     --        (166)       --           --           --         --          (166)
Issuance of
warrants for
bridge
financing.......      --       --      --     --           5        --           --           --         --             5
Issuance of
warrants for
services........      --       --      --     --         446        --           --           --         --           446
Exercise of
stock options...      --       --    4,849      1      2,484        --        (2,349)         --         --           136
Repurchase of
stock...........      --       --     (156)   --         (12)       --            12          --         --           --
Reduction of
notes receivable
from
stockholders....      --       --      --     --         --         --            37          --         --            37
Net loss........      --       --      --     --         --         --           --       (15,281)       --       (15,281)
                  -------  -------  ------   ----   --------    -------      -------     --------       ----      -------
Balances,
December 31,
1999............   36,036   53,136  12,664      1     24,566    (19,158)      (2,756)     (34,082)       --       (31,429)
Issuance of
common stock for
acquisitions....      --       --      505    --       4,040        --           --           --         --         4,040
Issuance of
warrants for
promissory
notes...........      --       --      --     --       8,414        --           --           --         --         8,414
Issuance of
common stock for
services........      --       --       37    --         302        --           --           --         --           302
Unearned stock-
based
compensation....      --       --      --     --       3,526     (3,526)         --           --         --           --
Amortization of
unearned stock-
based
compensation....      --       --      --     --         --      13,098          --           --         --        13,098
Accretion of
mandatorily
redeemable
convertible
preferred
stock...........      --       344     --     --        (344)       --           --           --         --          (344)
Exercise of
stock options...      --       --    1,848    --       3,881        --        (3,536)         --         --           345
Repayment of
option notes
receivable......      --       --      --     --         --         --            10          --         --            10
Repurchase of
stock...........      --       --     (476)   --      (1,011)       --           990          --         --           (21)
Conversion of
mandatorily
redeemable
convertible
preferred stock
into common
stock...........  (36,036) (53,480) 37,224      4     53,476        --           --           --         --        53,480
Initial public
offering of
common stock
(net of issuance
costs of
$6,481).........      --       --    7,475      1     53,318        --           --           --         --        53,319
Exercise of
warrants........      --       --      497    --         407        --           --           --         --           407
Conversion of
note payable
into common
stock...........      --       --      278    --       2,221        --           --           --         --         2,221
Net loss........      --       --      --     --         --         --           --       (54,266)       --
Foreign currency
translation
adjustments.....      --       --      --     --         --         --           --           --         (38)
Total
comprehensive
loss............      --       --      --     --         --         --           --           --         --       (54,304)
                  -------  -------  ------   ----   --------    -------      -------     --------       ----      -------
Balances,
December 31,
2000............      --   $   --   60,052   $  6   $152,796    $(9,586)     $(5,292)    $(88,348)      $(38)     $49,538
                  =======  =======  ======   ====   ========    =======      =======     ========       ====      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               LEXAR MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Years Ended December 31,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------  --------  --------
Cash flows from operating activities:
 Net Loss......................................... $(9,090) $(15,281) $(54,266)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization..................     433       740     1,921
   Allowances for sales returns and doubtful
    accounts......................................     201       491      (122)
   Allowance to reduce inventory to net realizable
    value.........................................     125       296       365
   Issuance of warrants and stock to non-
    employees.....................................     --        192       167
   Note issued in connection with legal
    settlement....................................     --        154       --
   Amortization of stock-based compensation.......     --      1,806    13,098
   Imputed interest...............................     --        --      5,922
   Amortization of deferred financing costs.......     --        --        139
 Change in operating assets and liabilities:
   Accounts receivable............................  (2,541)   (6,709)    1,737
   Inventory......................................  (2,520)  (13,728)  (10,800)
   Prepaid expenses and other assets..............    (294)     (326)   (2,222)
   Accounts payable...............................   3,030     3,920    (3,447)
   Accrued liabilities............................     247     2,132     6,878
   Deferred revenue...............................      97        15       334
                                                   -------  --------  --------
     Net cash used in operating activities........ (10,312)  (26,298)  (40,296)
                                                   -------  --------  --------
Cash flows from investing activities:
 Cash used in acquisition of Impact Peripherals
  Ltd.............................................     --        --        (64)
 Purchase of intangible assets....................     (17)      --        --
 Purchase of property and equipment...............    (534)   (1,655)   (2,211)
 Cash acquired upon acquisition of Printroom.com,
  Inc.............................................     --        --         49
 Purchase of short-term investments (including
  $2,500 of restricted securities in 1999)........     --     (3,896)  (19,987)
 Proceeds from sale and maturity of short-term
  investments.....................................     --        --      3,896
 Stockholders' loans..............................     (80)      --        --
                                                   -------  --------  --------
     Net cash used in investing activities........    (631)   (5,551)  (18,317)
                                                   -------  --------  --------
Cash flows from financing activities:
 Proceeds from initial public offering net of
  issuance costs..................................     --        --     53,319
 Issuance of mandatorily redeemable convertible
  preferred stock.................................  19,680    26,137       --
 Reduction of notes receivable from
  stockholders....................................       3        35        10
 Exercise of stock options and warrants...........       5       136       752
 Proceeds from convertible promissory notes.......     800     2,285       --
 Repayment of loan................................     (61)      (73)      --
 Repayment of notes payable.......................     --        --    (18,512)
 Proceeds from notes payable......................     --        --     12,088
 Repurchase of stock..............................     --        --        (21)
 Proceeds from notes payable to stockholders......     --        --     13,275
                                                   -------  --------  --------
     Net cash provided by financing activities....  20,427    28,520    60,911
                                                   -------  --------  --------
 Effect of exchange rates on cash and cash
  equivalents.....................................     --        --        (38)
                                                   -------  --------  --------
Net increase (decrease) in cash and cash
 equivalents......................................   9,484    (3,329)    2,260
Cash and cash equivalents at beginning of the
 year.............................................     340     9,824     6,495
                                                   -------  --------  --------
Cash and cash equivalents at end of year.......... $ 9,824  $  6,495  $  8,755
                                                   =======  ========  ========
Supplemental disclosure of cash flow information:
 Interest paid.................................... $   667  $    575  $    919
 Income taxes paid................................ $     1  $      1  $      1
Supplemental disclosure of non-cash financing and
 investing activities:
 Conversion of note payable into mandatorily
  redeemable convertible preferred stock.......... $ 1,250  $    153  $    --
 Conversion of convertible promissory notes into
  mandatorily redeemable convertible preferred
  stock........................................... $   800  $  2,285  $    --
 Exercise of stock options and restricted stock
  grants in exchange for full recourse notes...... $   468  $  2,349  $  3,536
 Repurchase of shares through cancellation of
  notes receivable................................ $     9  $     13  $    990
 Issuance of common stock in connection with
  acquisition of PrintRoom.com, Inc. and Impact
  Peripherals, Ltd................................ $   --   $    --   $  4,040
 Issuance of common stock for browser
  development..................................... $   --   $    --   $    200
 Issuance of warrants in relation to Chase and
  Access credit facilities........................ $   --   $    --   $  3,140
 Conversion of convertible promissory note into
  common stock.................................... $   --   $    --   $  2,000
 Conversion of mandatorily redeemable convertible
  preferred stock into common stock............... $   --   $    --   $ 53,480

  The accompanying notes are an integral part of these consolidated financial statements.

                               LEXAR MEDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF BUSINESS

   Lexar Media, Inc. (the "Company" or "Lexar") designs, develops and markets a complete line of removable digital film and digital photography connectivity products. Operations and revenues, to date, have been generated primarily from sales in the United States, Europe and Japan. The Company changed its name from Lexar Microsystems, Inc. to Lexar Media, Inc. in February 1998. On January 21, 2000, the board of directors authorized the reincorporation of the Company in the State of Delaware, which reincorporation occurred in August 2000. On August 15, 2000, the Company completed its initial public offering, raising net proceeds of $53.3 million. Since that time, the Company has been actively traded on the Nasdaq National Market under the symbol LEXR.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

 Foreign currency transactions

   The functional currency of each of the Company's foreign subsidiaries are the local currency. All monetary assets and liabilities denominated in foreign currencies are remeasured at the balance sheet date exchange rate. Nonmonetary assets are remeasured using historical rates, and revenues and expenses are remeasured at the average exchange rate prevailing during the year. Translation adjustments resulting from translation of the subsidiaries accounts are included in accumulated comprehensive income (loss). Foreign currency transaction gains and losses are included in the consolidated statements of operations and have not been significant.

 Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and cash equivalents

   The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents.

 Concentration of credit risk

   Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company's cash and cash equivalents are maintained at major U.S., Europe and Japanese financial institutions. Deposits in these institutions may exceed the amount of insurance provided on these deposits.

   The Company's accounts receivable are derived from revenues earned from customers located primarily in the U.S., Europe and Japan. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

                               LEXAR MEDIA, INC.

   Three customers accounted for 16%, 15% and 13% of accounts receivable as of December 31, 1999. No customer accounted for greater than 10% of accounts receivable at December 31, 2000. Sales to four customers represented 24%, 18%, 12% and 10% of revenues for the year ended December 31, 1998. Sales to three customers represented 13%, 11% and 10% of revenues for the year ended December 31, 1999. Sales to three customers represented 18%, 13% and 13% of revenues for the year ended December 31, 2000.

   Certain components necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers.

 Restricted cash and securities

   At December 31, 2000, $1,000,000 of the Company's cash and cash equivalents was restricted under letters of credit.

 Fair value of financial instruments

   Carrying amounts of certain of the Company's financial instruments including cash equivalents, short term investments, accounts receivable, current notes receivable, accounts payable, current notes payable and accrued liabilities approximate fair value due to their short maturities.

 Investments in marketable securities

   The Company accounts for investments in marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Debt and equity securities are classified as available for sale securities and are reported at fair market value with any unrealized holding gains and losses excluded from current earnings and reported as a separate component of stockholders' equity and as a separate component of comprehensive income. As of December 31, 1999, the investments in marketable securities were corporate debt securities, all of which mature within one year. The unrealized gain on these securities at December 31, 1999 was approximately $58,000. As of December 31, 2000, the investments in marketable securities were government debt securities, all of which mature within one year. There was no unrealized gain or loss on these securities at December 31, 2000.

 Inventory

   Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Appropriate allowances are made to reduce the value of inventories to net realizable value, where this is below cost. This may occur where the Company determines that inventories may be slow-moving or obsolete.

 Property and equipment

   Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line basis over the estimated useful lives of the assets, generally 3 to 5 years as follows:

                                                                     Useful Life
                                                                     -----------
   Computer and other equipment.....................................   3 years
   Engineering Equipment............................................   5 years
   Software.........................................................   3 years
   Furniture, fixtures and improvements.............................   5 years

                               LEXAR MEDIA, INC.

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets.

 Intangible assets

   Intangible assets consist principally of goodwill. Goodwill is amortized on a straight-line basis to operations over three to five years.

 Long-lived assets

   The Company assesses the recoverability of long-lived assets, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires the Company to review the carrying value of an asset for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized.

 Software development costs

   Costs incurred in the research, design and development of products are expensed as incurred until technological feasibility has been established. To date, the establishment of technological feasibility of the Company's products and general release substantially coincided. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

 Web site development costs

   Costs incurred in the design, creation and maintenance of content, graphics and user interface of the Company's web sites are expensed as incurred in accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Costs incurred in the development of application and infrastructure of the web sites are capitalized and amortized over the useful life of the web sites. To date, the Company has capitalized $225,000 of such costs.

 Segments

   The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates in one segment, using one measurement of profitability to manage its business.

                               LEXAR MEDIA, INC.

   Revenues and long-lived assets by region (in thousands):

                                                        Years Ended December
                                                                31,
                                                       ------------------------
                                                        1998    1999     2000
                                                       ------  -------  -------
   Revenues:
     United States...................................  $5,943  $22,683  $62,149
     Japan...........................................   1,468    4,275   17,577
     Europe..........................................     386    3,398   12,748
     Other...........................................      83      383    2,762
                                                       ------  -------  -------
     Gross revenues..................................  $7,880  $30,739  $95,236
   Less:
     Sales discounts and allowances..................     (89)    (711)  (5,398)
     Sales returns...................................    (182)    (809)  (1,861)
                                                       ------  -------  -------
     Revenues........................................  $7,609  $29,219  $87,977
                                                       ======  =======  =======

                                                        Years Ended December
                                                                31,
                                                       ------------------------
                                                        1998    1999     2000
                                                       ------  -------  -------
   Long-lived assets:
     United States...................................  $1,106  $ 2,022  $ 6,408
     Japan...........................................     --       --        17
     Europe..........................................     --       --       483
                                                       ------  -------  -------
       Total long-lived assets.......................  $1,106  $ 2,022  $ 6,908
                                                       ======  =======  =======

 Revenue recognition

   The Company's customers include distributors, retailers, original equipment manufacturers and end users. Certain customers have return and price protection rights. The Company recognizes revenue where there is a contract or purchase order, upon shipment or delivery depending on the terms of sale, and where collectibility of the resulting receivable is reasonably assured. The Company provides for estimated future returns and price protection based on historical experience at the time revenue is recognized. At the time of sale, the Company also provides for the estimated costs of meeting product warranty obligations. For certain customers where the Company is unable to reasonably estimate the level of returns or where the customers do not take title to the product on delivery, revenues and the costs of revenues are deferred until these customers have sold the product to their customers.

 Research and development

   Research and development costs are charged to operations as incurred.

 Accounting for stock-based compensation

   The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board Interpretation ("FIN") No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," and complies with the disclosure provisions of Statement of Financial Accounting Standards, ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of the Company's common stock and the exercise price. SFAS 123

                               LEXAR MEDIA, INC.

defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between the compensation expense included in net loss and the related cost measured by the fair value method are presented in Note 8. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

   In March 2000, the Financial Accounting Standards Board ("FASB") issued FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 for (a) the definition of employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occurred either after December 15, 1998, or January 12, 2000. The adoption of the provisions of FIN 44 did not have a material impact on the Company's financial statements.

 Advertising and market development costs

   Advertising and market development costs are charged to operations as incurred. Advertising and market development costs for the years ended December 31, 1998, 1999 and 2000 were $710,000, $2.5 million and $8.1 million, respectively.

 Income taxes

   Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

 Comprehensive income

   Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income at December 31, 2000 comprises foreign currency translation losses of $38,000.

 Shipping and handling costs

   Shipping and handling costs are included in selling and marketing costs in the statements of operations. These costs were $0.5 million in 1999 and $1.0 million in 2000. These costs were insignificant in 1998.

 Recent accounting pronouncements

   In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized at fair market value in the balance sheet, and that the corresponding gains or losses be reported either in the statements of operations or as a deferred item depending on the type of hedge relationship that exists with respect of these derivatives. In July 1999, the FASB issued SFAS No. 137,

                               LEXAR MEDIA, INC.

"Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date until the year beginning after June 30, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities--An Amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company will adopt SFAS No. 133 in its quarter ending March 31, 2001. To date, the Company has not engaged in derivative or hedging activities.

 Net loss per common share

   Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares, including options, warrants and preferred stock. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net loss per share follows (in thousands, except per common share amounts):

                                                   Years Ended December 31,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------  --------  --------
   Numerator:
    Net loss.....................................  $(9,090) $(15,281) $(54,266)
    Accretion of mandatorily redeemable
     convertible preferred stock.................      --       (166)     (344)
                                                   -------  --------  --------
    Net loss after accretion of mandatorily
     redeemable convertible preferred stock......  $(9,090) $(15,447) $(54,610)
                                                   =======  ========  ========
   Denominator:
    Weighted average common shares outstanding...    5,812     8,622    31,403
    Weighted average unvested common shares
     subject to repurchase.......................   (2,269)   (2,802)   (5,303)
                                                   -------  --------  --------
    Denominator for basic and diluted
     calculations................................    3,543     5,820    26,100
                                                   =======  ========  ========
   Net loss per common share--basic and diluted..  $ (2.57) $  (2.65) $  (2.09)
                                                   =======  ========  ========

 Antidilutive securities

   Securities listed below have not been included in the computations of diluted net loss per share for the years ended December 31, 1998, 1999 and 2000 (in thousands):

                                                              Years Ended
                                                             December 31,
                                                          -------------------
                                                           1998   1999  2000
                                                          ------ ------ -----
   Shares under warrants for Series C mandatorily
    redeemable convertible preferred stock...............    100    100   --
   Shares under warrants for Series E mandatorily
    redeemable convertible preferred stock...............    --     310   --
   Shares under warrants for common stock................    125    166 1,853
   Shares under options for common stock.................  3,370  1,472 5,126
   Restricted stock......................................    --   1,200   --
   Mandatorily redeemable convertible preferred stock.... 24,269 36,036   --
   Common stock subject to repurchase....................  3,759  4,797 3,267

                               LEXAR MEDIA, INC.

NOTE 3--ACQUISITIONS:

   On January 21, 2000, the Company acquired all the common stock of Printroom.com, Inc. for a total purchase price of $3.8 million that consisted of 475,000 shares of the Company's common stock. Printroom.com was incorporated on April 12, 1999 under the laws of the state of California and has developed an online photofinishing site that provides consumers with high quality prints of digital images and photo sharing services. The acquisition was accounted for as a purchase and the results of operations of Printroom.com have been included in the consolidated financial statements from the date of acquisition.

   The allocation of the purchase price was based on the estimated fair value of the following items (in thousands):

     Assets less liabilities at the date of the acquisition............ $    78
     Goodwill .........................................................   3,722
                                                                        -------
                                                                        $ 3,800
                                                                        =======

   Goodwill arising from this acquisition is being amortized over its estimated useful life of five years.

   In April 2000, the Company acquired Impact Peripherals, which now operates as Lexar Media Europe, for consideration valued at $1,133,000, representing 30,000 shares of the Company's common stock, $888,000 of cash discounted as appropriate and $39,000 of acquisition-related costs. Of the cash consideration, $450,000 was paid upon completion of the acquisition, $288,000 is payable on the first anniversary of the acquisition and $150,000 is payable on the second anniversary of the acquisition. The acquisition was accounted for as a purchase and the results of operations of Lexar Media Europe have been included in the consolidated financial statements from the date of acquisition. The difference between the fair market value of the assets and the purchase price was designated as goodwill (in thousands):

     Assets less liabilities at the date of the acquisition............. $  587
     Goodwill...........................................................    546
                                                                         ------
                                                                         $1,133
                                                                         ======

   Goodwill arising from this acquisition is being amortized over its estimated useful life of five years.

NOTE 4--BALANCE SHEET DISCLOSURES (in thousands):

   Inventory consisted of the following:

                                                               As of December
                                                                     31,
                                                               ----------------
                                                                1999     2000
                                                               -------  -------
     Raw materials............................................ $ 5,332  $ 5,100
     Controllers..............................................   1,877    1,718
     Flash memory products....................................   8,760   19,520
     Ancillary products.......................................     841    2,086
                                                               -------  -------
                                                                16,810   28,424
     Less: inventory reserve..................................    (523)    (888)
                                                               -------  -------
                                                               $16,287  $27,536
                                                               =======  =======

                               LEXAR MEDIA, INC.

   Property and equipment consisted of the following:

                                                           As of December 31,
                                                           --------------------
                                                             1999       2000
                                                           ---------  ---------
     Computer and other equipment......................... $   1,051  $   2,613
     Engineering equipment................................       807      1,292
     Software.............................................       785      1,140
     Furniture, fixtures and improvements.................       325        461
                                                           ---------  ---------
                                                               2,968      5,506
     Less: accumulated depreciation and amortization......    (1,134)    (2,142)
                                                           ---------  ---------
                                                           $   1,834  $   3,364
                                                           =========  =========

   Intangible assets consisted of the following:

                                                           As of December 31,
                                                           --------------------
                                                             1999       2000
                                                           ---------  ---------
     Goodwill............................................. $     543  $   4,811
     Less: accumulated amortization.......................      (355)    (1,267)
                                                           ---------  ---------
                                                           $     188  $   3,544
                                                           =========  =========

   Accrued liabilities consisted of the following:

                                                           As of December 31,
                                                           --------------------
                                                             1999       2000
                                                           ---------  ---------
     Payroll and related amounts.......................... $   1,390  $   1,675
     Interest.............................................        87        481
     Price protection.....................................       --       2,647
     Market development fund..............................       200      2,000
     Other................................................       429      2,083
                                                           ---------  ---------
                                                           $   2,106  $   8,886
                                                           =========  =========

NOTE 5--NOTES PAYABLE:

   In April 1997, the Company purchased engineering equipment financed through an equipment financing company. The loan is collateralized by the equipment. At December 31, 2000, the holder of this note was a stockholder of the Company; accordingly the loan balance has been classified under notes payable to stockholders. The note, which bears interest at 9.7% per year, requires monthly principal and interest payments of $7,000 through March 2002. Principal payments of $81,000 and $22,000 are due in 2001 and 2002, respectively.

   In June and July 1997, a stockholder made a cash advance to the Company in the amount of $400,000 to provide working capital to the Company. The interest rate on the note was 5.5% and the note was repaid in July 2000.

   Under a Note Purchase Agreement signed in August 1997 with two noteholders, the Company issued two convertible promissory notes and ten other promissory notes for a total amount of $6,000,000. In February 1998, $1,250,000 of these convertible promissory notes were converted to shares of Series B mandatorily

                               LEXAR MEDIA, INC.

redeemable convertible preferred stock. In February 1998, the interest rate on the remaining $4,750,000 was changed from 8.5% to 10% and the maturity date was extended from July 31, 1999 to July 31, 2000. This note was repaid in July 2000.

   In March 2000, the Company issued a $2.0 million convertible promissory note to Sony. The note, including accrued interest, automatically converted into 277,655 shares of common stock at the closing of the Company's IPO at a conversion rate of $7.44. This transaction resulted in a beneficial conversion charge of $155,000, which has been included in interest expense for the year ended December 31, 2000.

   In May, June and July 2000, the Company entered into agreements to issue promissory notes to six existing stockholders for $13.3 million. In connection with the issuance of these promissory notes, the Company issued warrants to purchase 644,395 shares of common stock at an exercise price of $3.09 per share. Under the terms of the promissory notes, these stockholders received additional warrants to purchase 344,770 additional shares of common stock at an exercise price of $8.00 per share. The proceeds from the promissory notes have been allocated to both the debt instruments and the warrants for common stock based on their relative fair values. The value assigned to the warrants was $5.3 million, representing a discount to the face value of the promissory notes. These notes were repaid in September 2000. The value assigned to the warrants was expensed to the statement of operations as interest expense.

   The Company issued notes payable to former shareholders of Lexar Media Europe in the amount of $438,000. Of this balance $288,000, is payable on April 27, 2001 and $150,000 is payable on April 27, 2002. The notes payable have been discounted to their fair value, and the related discount of $34,000 is being amortized to the statements of operations over the term of the notes payable.

   In June 2000, the Company entered into credit agreements with The Chase Manhattan Bank ("Chase") and Access Technology Partners ("Access"), an affiliate of Chase. These agreements include a $20.0 million revolving credit line from Chase, with interest payable on any borrowings at a rate of LIBOR plus 3.0% per year, (9.94% at December 31, 2000) and a $10.0 million term loan from Access, with interest payable on any borrowings at a rate of 12.0% per year. The loan from Access is subordinate in right of payment to the credit line from Chase. Amounts due under these loans are secured by the assets of the Company. As of December 31, 2000, there was $6.1 million outstanding under the Chase revolving credit line and $4.0 million outstanding under the Access term loan. The revolving credit advances are due in one year. The term loan is due in 2003.

   The Company issued warrants to purchase 875,000 shares of the Company's common stock in connection with the revolving credit facility and the term loan. These warrants have an exercise price of $8.00 per share. The value assigned to the warrants was $3.1 million representing a discount of the face value of the debt instruments. This discount is being amortized to the statement of operations as interest expense over the period the facilities are available.

   As part of the agreements, the Company is required to comply with certain financial and other covenants. At December 31, 2000, the Company was in default of certain of the financial covenants under the credit agreement with Chase related to the Company's consolidated revenue, EBITDA and debt to capital ratio. On February 7, 2001, effective December 31, 2000, the Company entered into an amended credit agreement with Chase, which revised these financial covenants and, consequently, the Company was in compliance with the revised covenants at December 31, 2000. In addition, the Company entered into a forbearance agreement with Access in February 2001 under which Access has agreed to not exercise its rights and remedies as a result of the defaults under the loan agreements existing at December 31, 2000 until the earlier of December 31, 2001 or the date any additional default may occur. In addition, the Company executed an amendment to the warrant agreement and warrant with Chase and Access which reduced the exercise price of the warrants held by Chase and Access from $8.00 to $1.44 per share.

                               LEXAR MEDIA, INC.

NOTE 6--INCOME TAXES:

   The federal and state tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

                                                              As of December
                                                                    31,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
     Deferred tax assets and liabilities:
       Net operating loss carryforwards..................... $ 11,027  $ 22,966
       Depreciation and amortization........................    1,344         3
       Research credit carryforwards........................    1,157     1,222
       Reserves and accruals................................    1,107     3,171
                                                             --------  --------
                                                               14,635    27,362
       Less: valuation allowance............................  (14,635)  (27,362)
                                                             --------  --------
                                                             $    --   $    --
                                                             ========  ========

   At December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $61.7 million and $34.3 million, respectively, and federal and state research credits of approximately $744,000 and $478,000, respectively, to offset future taxes. The operating loss carryforwards and credits will expire between 2005 and 2020 if not utilized. The Company has established a 100% valuation allowance since it is more likely than not that no benefit will be realized for its deferred tax assets.

   The future utilization of the Company's net operating loss carryforwards will be subject to certain limitations based on an ownership change as defined by Internal Revenue Code section 382.

NOTE 7--MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT):

   In January 1998, the Company completed a bridge loan financing with three venture capital parties for an aggregate amount of $800,000 plus interest of 10% per annum. The bridge loan was converted into 1,000,000 shares of Series C mandatorily redeemable convertible preferred stock in February 1998 when the Company entered into a Series C mandatorily redeemable preferred stock purchase agreement with venture capital firms and other investors. Under this agreement, the Company issued 11,443,750 shares (including the 1,000,000 shares) of Series C mandatorily redeemable convertible preferred stock at $0.80 per share for a total consideration of $9,155,000.

   In November 1998, the Company issued 6,824,923 shares of Series D mandatorily redeemable convertible preferred stock at $1.685 per share for $11,500,000. In January 1999, the Company issued 118,695 additional shares of Series D mandatorily redeemable convertible preferred stock at $1.685 per share for $200,000.

   In August 1999, the Company issued convertible promissory notes for an aggregate amount of $2,285,000 plus interest at 6% per annum. The convertible promissory notes automatically converted into 882,409 shares of Series E mandatorily redeemable convertible preferred stock at $2.59 per share. Additionally, a $153,000 convertible note payable including interest was converted into 65,482 shares of Series E mandatory redeemable convertible preferred stock in September 1999. The Company also issued 10,700,602 shares of Series E mandatorily redeemable convertible preferred stock at $2.59 per share, for a total of $27,715,000.

                               LEXAR MEDIA, INC.

   Mandatorily redeemable convertible preferred stock consisted of the following, prior to its conversion into common stock at Lexar's initial public offering (in thousands):

                                                   Shares issued and outstanding
      Series                                           At December 31, 1999
      ------                                       -----------------------------
      A...........................................             3,000
      B...........................................             3,000
      C...........................................            11,444
      D...........................................             6,944
      E...........................................            11,648
                                                              ------
                                                              36,036
                                                              ======

   Significant terms of mandatorily redeemable convertible preferred stock were as follows:

   Each share of preferred stock had voting rights equal to an equivalent number of shares of common stock into which it was convertible.

   The holders of each share of Series A, Series B, Series C, Series D and Series E mandatorily redeemable convertible preferred stock were entitled to receive cumulative dividends, out of any funds and assets of the Company legally available, prior and in preference to any declaration or payment of any dividend on common stock of the Company at the annual dividend rate (which means $0.08, $0.033, $0.064, $0.1348 and $0.2072 per share per annum for the
Series A, Series B, Series C, Series D and Series E mandatorily redeemable convertible preferred stock, respectively, adjusted for any stock split, combination, dividend or other recapitalization) when, as and if declared by the Board of Directors of the Company. No such dividends were ever declared or paid.

   At the option of the holder, each share of mandatorily redeemable convertible preferred stock was convertible, at any time or from time to time, into fully paid and nonassessable shares of common stock.

   Each share of mandatorily redeemable convertible preferred stock automatically converted into fully paid and nonassessable shares of common stock, immediately prior to the closing of the Company's initial public offering. Series A, Series B, Series C and Series D mandatorily redeemable convertible preferred stock was convertible into shares of common stock on a one-for-one basis. The conversion price of Series E mandatorily redeemable convertible preferred stock was subject to adjustments based on certain performance criteria.

   The mandatorily redeemable convertible preferred stock converted into 37,224,049 shares of common stock immediately prior to the closing of the Company's initial public offering.

 Common stock

   In February 1998, three employees were issued 2,400,000, 1,076,284 and 1,076,284 shares, respectively, of the Company's common stock at a price of $0.08 per share. The share issuances were outside of the Company's 1996 Stock Plan. The purchase price was paid through full-recourse promissory notes payable in full to the Company in four years. The purchased shares are subject to repurchase by the Company at the original purchase price paid per share, upon the purchaser's cessation of service other than by involuntary termination prior to vesting of such shares. The repurchase right lapses with respect to the purchased shares upon vesting. At December 31, 2000, a total of 426,416 of these shares were unvested and subject to repurchase.

                               LEXAR MEDIA, INC.

   In December 1999, the Company issued 1,200,000 shares of restricted stock to three employees at a purchase price of $2.00 per share. These equity grants were made outside of the Company's 1996 Stock Plan and vest over a four-year period. At December 31, 2000, 900,000 of these shares were unvested and subject to repurchase.

 Warrants

   During the years ended December 31, 1998, 1999 and 2000, the Company issued the following warrants:

   Shares subject to warrants to purchase mandatorily redeemable convertible preferred stock (in thousands, except per share amounts):

                                    Number of Shares
                           Exercise (Common Stock    Black-Scholes
   Series   Date Issued    Price    Equivalents)     Value         Reason
   ------   -----------    -------- ---------------- ------------- ------
   C        February 1998   $0.80         100            0.414     Services
   E        August 1999     $2.35          97            1.339     Bridge financing
   E        September 1999  $2.35         213            1.339     Services

   During the year ended December 31, 2000, all warrants to purchase mandatorily redeemable convertible preferred stock were exercised and converted to common stock.

   Shares subject to warrants to purchase common stock (in thousands, except per share amounts):

                                                                               Number of Shares
                          Number of Shares                                     Outstanding at
                 Exercise (Common Stock    Black-Scholes                       December 31,
Date Issued      Price    Equivalents)     Value         Reason                2000
- -----------      -------- ---------------- ------------- ------                ----------------
February 1998     $0.80         125            0.414     Equity financing cost        63
September 1999    $0.30          11            2.361     Legal settlement             --
December 1999     $1.00          30            6.247     Services                     30
June 2000*        $8.00         875            3.589     Equity financing cost       875
May-July 2000     $3.09         644            4.712     Bridge financing            562
June-Sept. 2000   $8.00         345            6.470     Bridge financing            323

- --------
* Subsequent to December 31, 2000, the exercise price on these warrants was reduced to $1.44 per share. See Note 5--Notes Payable.

   During the year ended December 31, 2000, we issued 497,087 shares of common stock through the exercise of warrants at prices ranging from $0.30 to $8.00. The weighted average exercise price was $0.82.

NOTE 8--STOCK OPTION PLANS:

 The 1996 Stock Option/Stock Issuance Plan

   The Company's 1996 Stock Option/Stock Issuance Plan is divided into three separate equity programs: the option grant program, the stock issuance program and the stock bonus program. Under the Plan, the exercise price per share of the stock options granted to employees, members of the Board of Directors or consultants may not be less than 85% (110% for a 10% shareholder) of the fair market value on the option grant date. Incentive options may only be granted to employees and the exercise price per share may not be less than 100% of the fair market value per share of the Company's common stock on the option grant date.

                               LEXAR MEDIA, INC.

   Each option is exercisable as determined by the Board of Directors for all of the option shares and has a maximum term of ten years from the date of the grant. The Company has the right to repurchase, at the time of cessation of employment, at the exercise price paid per share any unvested shares, as established by the Board of Directors. As of December 31, 1998, 1999 and December 31, 2000, the Company had reserved 7,938,082, 13,038,082 and 13,038,082 shares, respectively, under the Plan.

 The 2000 Equity Incentive Plan

   On January 21, 2000, the Company's Board of Directors adopted the 2000 Equity Incentive Plan subject to stockholder approval. The 2000 Equity Incentive Plan became effective on the date of the Company's initial public offering. The Plan is the successor to the Company's 1996 Stock Option/Stock Issuance Plan. The 2000 Equity Incentive Plan authorizes the award of options, restricted stock awards and stock bonuses.

   The exercise price of incentive stock options must be at least equal to the fair market value of the Company's common stock on the date of grant. The exercise price of incentive stock options granted to 10% stockholders must be at least equal to 110% of the fair market value of the Company's common stock on the date of grant. The exercise price of nonqualified stock options must be at least equal to 85% of the fair market value of the Company's common stock on the date of grant.

   The Company has reserved 8,000,000 shares of its common stock for issuance under its 2000 Equity Incentive Plan. The number of shares reserved for issuance under this plan was increased to include shares of the Company's common stock reserved under the Company's 1996 Stock Option/Stock Issuance Plan that were not issued or subject to outstanding grants on the date of the Company's initial public offering.

   The number of shares reserved for issuance under this plan is increased to include

  . any shares of the Company's common stock issued under its 1996 Stock
    Option/Stock Issuance Plan that are repurchased by the Company at the original purchase price;

  . any shares of the Company's common stock issuable upon exercise of options granted under its 1996 Stock Option/Stock Issuance Plan that expire or become unexercisable without having been exercised in full.

   In addition, under the terms of the 2000 Equity Incentive Plan, the number of shares of common stock reserved for issuance under the plan will increase automatically on January 1 of each year by an amount equal to 5% of the Company's total outstanding shares of common stock as of the immediately preceding December 31. The Company's Board of Directors or its Compensation Committee may reduce the amount of the increase in any particular year.

   The 2000 Equity Incentive Plan will terminate on January 20, 2010, unless the Company's Board of Directors terminates it earlier.

                               LEXAR MEDIA, INC.

   Stock option activity under the 1996 Stock Option/Stock Issuance Plan and the 2000 Equity Incentive Plan for the period from January 1, 1998 to December 31, 2000 is summarized below (in thousands, except per share amounts):

                                                       Options Outstanding
                                                  ------------------------------
                                                                        Weighted
                                       Shares                           Average
                                      Available   Number of  Exercise   Exercise
                                      for Grant    Shares      Price     Price
                                      ---------   --------- ----------- --------
Balances, January 1, 1998............   5,306       2,406   $0.08-$0.16  $0.158
  Additional shares reserved.........     217         --                    --
  Options granted....................  (1,207)      1,207     0.08-0.20   0.105
  Options exercised..................     --         (151)         0.16   0.160
  Options canceled...................      92         (92)    0.08-0.16   0.099
                                       ------      ------
Balances, December 31, 1998..........   4,408       3,370     0.08-0.20   0.140
  Additional shares reserved.........   5,100         --
  Options granted....................  (3,291)      3,291     0.20-2.00   0.770
  Options exercised..................     --       (4,849)    0.08-1.00   0.512
  Options canceled...................     340        (340)    0.08-0.30   0.126
  Repurchases........................     156         --           0.08   0.080
                                       ------      ------
Balances, December 31, 1999..........   6,713(1)    1,472     0.08-2.00   0.468
  Additional shares reserved.........   8,000         --
  Options granted....................  (5,046)      5,046     0.94-8.00   5.681
  Options exercised..................     --         (648)    0.08-6.00   2.285
  Options canceled...................     744        (744)    0.20-8.00   4.495
  Repurchases........................     476         --      0.08-4.30   2.123
                                       ------      ------
Balances, December 31, 2000..........  10,887(1)    5,126   $ 0.08-8.00  $4.511
                                       ======      ======

- --------
(1) The Company granted 2,699,331 and 1,050,000 shares of restricted stock to employees during the years ended December 31, 1996 and 1998, respectively. At December 31, 2000, 62,500 of these shares were unvested and subject to repurchase. These grants were made under the Company's 1996 Stock Option/Issuance Plan; therefore the shares available for grant at December 31, 1999 and December 31, 2000 were 2,964,046 and 7,138,440, respectively.

 The 2000 Employee Stock Purchase Plan

   On January 21, 2000, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan, which became effective on the first business day on which price quotations for the Company's common stock were available on the Nasdaq National Market. The employee stock purchase plan is designed to enable eligible employees to purchase shares of the Company's common stock at 85% of the lesser of the fair market value of such shares at the beginning of an offering period or the end of each six-month segment within such an offering period. The Company had reserved 1,000,000 shares at December 31, 2000 under this plan for grants to employees. In addition, under the terms of the 2000 Employee Stock Purchase Plan, the number of shares of the Company's common stock reserved for issuance under the plan will increase automatically on January 1 of each year by an amount equal to 1% of the Company's total outstanding shares of common stock as of the immediately preceding December 31. The Company's Board of Directors or its Compensation Committee may reduce the amount of the increase in any particular year. As of December 31, 2000, there have been no sales of such shares under this plan.

                               LEXAR MEDIA, INC.

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which was effective for the Company's fiscal year 1997. SFAS 123 allows companies to account for stock-based compensation either under the new provisions of SFAS 123 or under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted.

   The Company has continued to account for its stock-based compensation under the 2000 Equity Incentive Plan in accordance with APB 25, and has adopted the disclosure provisions of SFAS 123.

   Had compensation expense for the Company's stock options and the restricted stock issuances been determined based on the fair value of the grant date for awards in fiscal years 1998--2000 consistent with the provision of SFAS 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                   Years Ended December 31,
                                                  ----------------------------
                                                   1998      1999      2000
                                                  -------  --------  ---------
As reported:
  Net loss......................................  $(9,090) $(15,281) $ (54,266)
  Accretion of mandatorily redeemable
   convertible preferred stock..................      --       (166)      (344)
                                                  -------  --------  ---------
Net loss after accretion of mandatorily
 redeemable convertible preferred stock.........  $(9,090) $(15,447) $ (54,610)
                                                  =======  ========  =========
Pro forma net loss after accretion..............  $(9,097) $(15,578) $ (60,660)
                                                  =======  ========  =========
Net loss per common share--basic and diluted as
 reported.......................................  $ (2.57) $  (2.65) $   (2.09)
                                                  =======  ========  =========
Net loss per common share--basic and diluted pro
 forma..........................................  $ (2.57) $  (2.67) $   (2.32)
                                                  =======  ========  =========

   In accordance with the provisions of SFAS 123, the fair value of each option is estimated using the following assumptions for grants during the years ended December 31, 1998, 1999 and 2000; dividend yield of 0%, volatility of 60%, risk-free interest rates of between 4.25% to 8.66% at the date of grant and an expected term of five years.

   During the years ended December 31, 1999 and 2000, the Company recorded unearned stock-based compensation totaling $24.5 million, which is being amortized to expense over the period during which the options vest, generally four years, using the method set out in Example 2 of FASB Interpretation No. 28 ("FIN 28"). Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. This method results in an acceleration of the compensation expense. For the years ended December 31, 1999 and 2000, the Company recorded stock-based compensation of $1.8 million and $13.1 million, respectively, related to options granted to employees and non-employees during the years.

   The weighted average per share fair value of common stock options granted during 1998, 1999 and 2000 was $0.105, $5.890 and $6.703 respectively.

                               LEXAR MEDIA, INC.

   The following table summarizes information about stock options outstanding at December 31, 2000 (shares in thousands):

                                                        Number
     December 31, 2000        Weighted     Weighted   Exercisable   Weighted
     -----------------         Average     Average    Not Subject   Average
   Exercise      Number      Contractual   Exercise       to        Exercise
    Price      Outstanding      Life        Price     Repurchase     Price
   --------    -----------   -----------   --------   -----------   --------
   $0.16             86         5.83        $0.16          86        $0.16
    0.08            291         6.89         0.08         177         0.08
    0.08             25         7.30         0.08          --         0.08
    0.20            159         8.01         0.20          73         0.20
    0.30             51         8.53         0.30           9         0.30
    0.50             86         8.73         0.50          30         0.50
    0.94             65         9.92         0.94          --         0.94
    1.00            196         8.84         1.00          82         1.00
    2.00            200         8.96         2.00          50         2.00
    3.00            494         9.05         3.00          18         3.00
    5.12            237         9.85         5.12          --         4.00
    5.25          1,780         9.87         5.25          37         5.25
    6.00            654         9.33         6.00           6         6.00
    7.56             75         9.78         7.56          --         6.00
    7.88            150         9.85         7.88          --         7.88
    8.00            577         9.33         8.00          17         8.00
                  -----                                   ---
                  5,126                                   585
                  =====                                   ===

   At December 31, 2000, there were 1,941,346 shares issued under the 1996 plan which were unvested and subject to repurchase.

NOTE 9--401(k) PLAN:

   The Company has a 401(k) plan. The Company has not made any matching contributions or discretionary contributions under the plan.

NOTE 10--COMMITMENTS:

   The Company leases its U.S., U.K. and Japanese facilities under operating lease agreements expiring on various dates through September 30, 2005. Rent expense was $338,000, $383,000 and $666,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

   Minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

   Years Ending December 31,
   -------------------------
     2001............................................................... $  759
     2002...............................................................    738
     2003...............................................................    739
     2004...............................................................    752
     2005...............................................................     83
                                                                         ------
                                                                         $3,071
                                                                         ======

                               LEXAR MEDIA, INC.

NOTE 11--CONTINGENCIES:

   In March 20, 1998, a competitor, SanDisk, sued the Company for patent infringement. SanDisk sought preliminary and permanent injunctions against infringement, damages for infringement, increased damages for willful infringement up to treble damages, attorneys' fees and costs.

   In September 2000, the Company sued SanDisk alleging that SanDisk's SmartMedia products infringed its U.S. Patent No. 5,479,638. The Company sought preliminary and permanent injunctive relief and damages for its patent infringement claim.

   On November 14, 2000, the Company entered into a settlement agreement with SanDisk that resolved the two outstanding cases. The Company made a lump sum payment of $8.0 million primarily for royalties due on SanDisk's patent through March 31, 2001 and entered into a 4% royalty-bearing license for certain of its products that may use SanDisk's patent beyond March 31, 2001. SanDisk paid the Company $2.0 million for a fully paid-up license for use of the Company's patent in Smart Media products. The Company also provided SanDisk with an option for a royalty-bearing license to the Company's patents for use in certain future SanDisk products.

   SanDisk and the Company also agreed to resolve any future disputes relating to the use by the Company of SanDisk's patent through binding arbitration. The parties also agreed that, for a period of seven years, neither party would seek injunctive relief against the other in any patent lawsuit. However, at all times, SanDisk retains the right to seek injunctive relief to enforce the payment of royalties under the settlement agreement pursuant to an arbitrator's ruling.

NOTE 12--RELATED PARTY TRANSACTIONS:

   In 1998, the Company sold $294,000 of products to and made purchases of $557,000 from Kingston Technology, Inc., an investor in the Company. At December 31, 1998, the Company had payables to Kingston Technology, Inc. of $22,000. There were no such transactions with Kingston Technology in 1999 or 2000.

   The Company purchased materials of $18,509,000 and $20,658,000 from Toshiba, an investor in the Company during the years ended December 31, 1999 and 2000, respectively. The Company had payables of $3,392,000 and $1,316,000 to Toshiba at December 31, 1999 and 2000, respectively.

   During 1998, the Company advanced $80,000 to two officers (who are also stockholders of the Company) in relation to taxes owed on bonus payments. The term of these loans is four years and they bear interest at 5.7% per annum.

   The Company has a note payable to GE Capital, a stockholder of the Company; this note is also guaranteed by Toshiba. At December 31, 2000 the note had an outstanding balance of $103,000.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information relating to our executive officers is presented under Item 4A of this report. Information relating to our directors is presented under the caption "Proposal No. 1--Election of Directors" in our definitive proxy statement in connection with our 2001 Annual Meeting of Stockholders to be held in May 2001. That information is incorporated into this report by reference.

ITEM 11 EXECUTIVE COMPENSATION

   Information relating to executive compensation is presented under the caption "Executive Compensation" in our definitive proxy statement in connection with our 2001 Annual Meeting of Stockholders to be held in May 2001. That information is incorporated into this report by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information relating to the security ownership of our common stock by our management and other beneficial owners is presented under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement in connection with our 2001 Annual Meeting of Stockholders to be held in May 2001. That information is incorporated into this report by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information relating to certain relationships of our directors and executive officers and related transactions is presented under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement in connection with our 2001 Annual Meeting of Stockholders to be held in May 2001. That information is incorporated into this report by reference.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:

     1. Financial Statements--See Index to Consolidated Financial Statements in Part II, Item 8.

     2. Financial Statement Schedules--See Index to Consolidated Financial Statements in Part II, Item 8.

     3. Exhibits

                                               Incorporated by Reference
                                         --------------------------------------
 Exhibit
   No.                                                                  Exhibit
  Filed                                                                 No. as
 Herewith            Exhibit             Form File No.    Filing Date    Filed
 -------- ----------------------------   ---- --------- --------------- -------
    2.1   Agreement and Plan of          S-1  333-30556 August 14, 2000   2.1
          Reorganization among the
          Registrant and the
          stockholders of
          Printroom.com, Inc. dated
          January 21, 2000

    2.2   Share Purchase Agreement       S-1  333-30556 August 14, 2000   2.2
          between the Registrant and
          Impact Peripherals Limited
          dated April 25, 2000

    3.1   Second Amended and Restated    S-1  333-30556 August 14, 2000   3.3
          Certificate of Incorporation

    3.2   Restated Bylaws                S-1  333-30556 August 14, 2000   3.5

    4.1   Specimen Common Stock          S-1  333-30556 August 14, 2000   4.1
          Certificate

    4.2   Investors Rights Agreement     S-1  333-30556 August 14, 2000   4.2
          dated September 28, 1999, as
          amended

    4.3   Amendment No. 2 to Investors   S-1  333-30556 August 14, 2000   4.3
          Rights Agreement dated March
          21, 2000

    4.4   Amendment No. 3 to Investors   S-1  333-30556 August 14, 2000   4.4
          Rights Agreement dated May
          19, 2000

    4.5   Amendment No. 4 to Investors   S-1  333-30556 August 14, 2000   4.5
          Rights Agreement dated June
          22, 2000

   10.1   Form of Indemnity Agreement    S-1  333-30556 August 14, 2000  10.1
          entered into between the
          Registrant and all executive
          officers and directors*

   10.2   1996 Stock Option/Stock        S-1  333-30556 August 14, 2000  10.2
          Issuance Plan*

   10.3   2000 Equity Incentive Plan*    S-1  333-30556 August 14, 2000  10.3

   10.4   2000 Employee Stock Purchase   S-1  333-30556 August 14, 2000  10.4
          Plan*

   10.5   Form of Common Stock Warrant   S-1  333-30556 August 14, 2000  10.5

   10.6   Form of Series E Warrant       S-1  333-30556 August 14, 2000  10.6

   10.7   Lease between Registrant and   S-1  333-30556 August 14, 2000  10.7
          Renco Investment Company
          dated January 1, 1997, as
          amended

   10.8   Offer letter for John H.       S-1  333-30556 August 14, 2000  10.8
          Reimer dated September 4,
          1997*

   10.9   Offer letter for Petro         S-1  333-30556 August 14, 2000  10.9
          Estakhri dated September 16,
          1996*

                                              Incorporated by Reference
                                        --------------------------------------
 Exhibit
   No.                                                                 Exhibit
  Filed                                                                No. as
 Herewith           Exhibit             Form File No.    Filing Date    Filed
 -------- ---------------------------   ---- --------- --------------- -------
  10.10   Employment Agreement with     S-1  333-30556 August 14, 2000  10.10
          Petro Estakhri dated
          September 19, 1996, as
          amended*

  10.11   Offer letter for Eric B.      S-1  333-30556 August 14, 2000  10.11
          Stang dated October 20,
          1999*

  10.12   Offer letter for Ronald H.    S-1  333-30556 August 14, 2000  10.12
          Bissinger dated December
          15, 1999*

  10.13   Restricted Stock Purchase     S-1  333-30556 August 14, 2000  10.13
          Agreement between the
          Registrant and John H.
          Reimer dated June 5, 1998*

  10.14   Restricted Stock Purchase     S-1  333-30556 August 14, 2000  10.14
          Agreement between the
          Registrant and Petro
          Estakhri dated June 5,
          1998*

  10.15   Restricted Stock Purchase     S-1  333-30556 August 14, 2000  10.15
          Agreement between the
          Registrant and John H.
          Reimer dated January 17,
          2000*

  10.16   Restricted Stock Purchase     S-1  333-30556 August 14, 2000  10.16
          Agreement between the
          Registrant and Petro
          Estakhri dated January 17,
          2000*

  10.17   Confidential Separation       S-1  333-30556 August 14, 2000  10.17
          Agreement and Release
          between the Registrant and
          Robert J. Netter, Jr. dated
          October 7, 1999

  10.18   Lexar Technology License      S-1  333-30556 August 14, 2000  10.18
          Agreement between the
          Registrant and SONY
          Corporation dated March 21,
          2000+

  10.19   SONY Technology License       S-1  333-30556 August 14, 2000  10.19
          Agreement between the
          Registrant and SONY
          Corporation dated March 21,
          2000+

  10.20   Convertible Note and          S-1  333-30556 August 14, 2000  10.20
          Warrant Purchase Agreement
          between the Registrant and
          SONY Electronics, Inc.
          dated March 21, 2000

  10.21   Employment Memorandum of      S-1  333-30556 August 14, 2000  10.21
          Understanding Among the
          Registrant, Mahmud (Mike)
          Assar and Petro Estakhri
          dated August 20, 1997*

  10.22   Security Agreement between    S-1  333-30556 August 14, 2000  10.22
          the Registrant and Petro
          Estakhri dated April 3,
          1998*

  10.23   Letter Agreement Regarding    S-1  333-30556 August 14, 2000  10.23
          Employment between the
          Registrant and Ronald H.
          Bissinger dated March 24,
          2000*

  10.24   Letter Agreement Regarding    S-1  333-30556 August 14, 2000  10.24
          Employment between the
          Registrant and Eric B.
          Stang dated March 24, 2000*

  10.25   Note and Warrant Purchase     S-1  333-30556 August 14, 2000  10.25
          Agreement between the
          Registrant and certain
          stockholders of the
          Registrant dated May 19,
          2000

                                               Incorporated by Reference
                                         --------------------------------------
 Exhibit
   No.                                                                  Exhibit
  Filed                                                                 No. as
 Herewith            Exhibit             Form File No.    Filing Date    Filed
 -------- ----------------------------   ---- --------- --------------- -------
  10.26   Credit Agreement between the   S-1  333-30556 August 14, 2000  10.26
          Registrant and Access
          Technology Partners, L.P.
          dated June 30, 2000+

  10.27   Credit Agreement among the     S-1  333-30556 August 14, 2000  10.27
          Registrant, The Chase
          Manhattan Bank and the
          several lenders that will
          from time to time be a party
          to the Credit Agreement,
          dated June 30, 2000

  10.28   Amendment to Credit              X
          Agreement, dated as of
          December 31, 2000, by and
          among the Registrant, The
          Chase Manhattan Bank and the
          several banks and other
          financial institutions or
          entities from time to time
          parties thereto

  10.29   Forbearance Agreement dated,     X
          as of February 7, 2001, by
          and among the Registrant,
          Printroom.com and Access
          Technology Partners, L.P.

  10.30   Amendment to Warrant             X
          Agreement and Warrant, dated
          as of February 7, 2001, by
          and among the Registrant,
          Chase Securities, Inc. and
          Access Technology Partners,
          L.P.

  10.31   Offer letter for Eric S.       S-1  333-30556 August 14, 2000  10.28
          Whitaker dated December 17,
          1999*

  10.32   Warrant Agreement among The    S-1  333-30556 August 14, 2000  10.29
          Registrant and the Initial
          Warrant Holders listed on
          Schedule I thereto dated
          June 30, 2000

  21.1    Subsidiaries                   S-1  333-30556 August 14, 2000  21.1

  23.1    Consent of                       X
          PricewaterhouseCoopers LLP

  24.1    Power of Attorney (see           X
          signature page)

- --------
+Indicates that portions of this agreement were granted confidential treatment by the Commission
*Indicates a management contract or compensatory plan or arrangement

   (b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 2000.

   (c) Exhibits

     See Item 14(a)(3) above.

    (d) Financial Statement Schedules

     See Item 14(a)(2) above.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Lexar Media, Inc.

                                                /s/ Ronald H. Bissinger
                                          By: _________________________________
                                                    Ronald H. Bissinger
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)

Dated: March 30, 2001

                               POWER OF ATTORNEY

   By signing this Form 10-K below, I hereby appoint each of John H. Reimer, Ronald H. Bissinger and Eric S. Whitaker, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to
(1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

Principal Executive Officer:

        /s/ John H. Reimer             President, Chief Executive   March 30, 2001
______________________________________  Officer and Director
            John H. Reimer

Principal Financial Officer and
Principal Accounting Officer:

      /s/ Ronald H. Bissinger          Vice President, Finance      March 30, 2001
______________________________________  and Chief Financial
         Ronald H. Bissinger            Officer

Additional Directors:

        /s/ Petro Estakhri             Chairman, Chief Technology   March 30, 2001
______________________________________  Officer and Executive
            Petro Estakhri              Vice President,
                                        Engineering

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Eric B. Stang              Chief Operating Officer      March 30, 2001
______________________________________  and Director
            Eric B. Stang

       /s/ William T. Dodds            Director                     March 30, 2001
______________________________________
           William T. Dodds

       /s/ Brian D. Jacobs             Director                     March 30, 2001
______________________________________
           Brian D. Jacobs

      /s/ John A. Rollwagen            Director                     March 30, 2001
______________________________________
          John A. Rollwagen

      /s/ William J. Stewart           Director                     March 30, 2001
______________________________________
          William J. Stewart

                                                                     Schedule II

                               LEXAR MEDIA, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

            Valuation and Qualifying Accounts which are Deducted in
             the Balance Sheet from the Assets to Which They Apply

                          Balance at Charged to Charged             Balance at
                          beginning  costs and  to other            end of
                          of period  expenses   accounts Deductions period
                          ---------- ---------- -------- ---------- ----------
Allowance for bad debt:
  Year ended December 31,
   1998..................    $ 29      $   91    $ --      $   --      $120
  Year ended December 31,
   1999..................    $120      $  100    $ --      $    5      $215
  Year ended December 31,
   2000..................    $215      $   54    $ --      $   19      $250
Allowance for returns,
 discounts and
 allowances:
  Year ended December 31,
   1998..................    $ 10      $  271    $ --      $  162      $119
  Year ended December 31,
   1999..................    $119      $1,520    $ --      $1,124      $515
  Year ended December 31,
   2000..................    $515      $7,529    $ --      $7,416      $358

                                 EXHIBIT INDEX

 Exhibit
 Number  Description
 ------- -----------
  10.28  Amendment to Credit Agreement, dated as of December 31, 2000, by and among the Registrant, The Chase Manhattan Bank and the several banks and other financial institutions or entities from time to time parties thereto
  10.29  Forbearance Agreement, dated as of February 7, 2001, by and among the
         Registrant, Printroom.com and Access Technology Partners, L.P.
  10.30  Amendment to Warrant Agreement and Warrant, dated as of February 7,
         2001, by and among the Registrant, Chase Securities, Inc. and Access
         Technology Partners, L.P.
  23.1   Consent of PricewaterhouseCoopers LLP, Independent Accountants
  24.1   Power of Attorney (see signature page)