Form 10-Q
period 2001-03-31
LEXAR MEDIA INC
filed 2001-05-15
CIK 1058289

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number 000-31103

                               ----------------

                               LEXAR MEDIA, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                   33-0723123
     (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)                Identification No.)

          47421 Bayside Parkway
           Fremont, California                             94538
(Address of principal executive offices)                 (Zip Code)

                                 (510) 413-1200
              (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

 Number of shares of common stock outstanding as of April 30, 2001: 60,223,537

================================================================================

                               LEXAR MEDIA, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements
            Condensed Consolidated Balance Sheets as of March 31, 2001
            and December 31, 2000.......................................     1
            Condensed Consolidated Statements of Operations for the
            Three Months Ended March 31, 2001 and 2000..................     2
            Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2001 and 2000..................     3
            Notes to Condensed Consolidated Financial Statements........     4

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     7

    Item 3. Quantitative and Qualitative Disclosures About Market Risk..    26

 PART II. OTHER INFORMATION

    Item 1. Legal Proceedings...........................................    27
    Item 2. Changes in Securities and Use of Proceeds...................    27
    Item 3. Defaults Upon Senior Securities.............................    27
    Item 4. Submission of Matters to a Vote of Security Holders.........    27
    Item 5. Other Information...........................................    27
    Item 6. Exhibits and Reports on Form 8-K............................    28

 SIGNATURES..............................................................   29

                         PART I--FINANCIAL INFORMATION

                            1. Financial Statements

                               LEXAR MEDIA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands except share and per share data)
                                  (unaudited)

                                                         March 31,  December 31,
                                                           2001         2000
                                                         ---------  ------------
                        ASSETS
Current assets:
  Cash and cash equivalents (includes restricted cash
   of $1,250 and $1,000, respectively).................  $  22,066    $  8,755
  Short-term investments...............................        --       19,987
  Accounts receivable, net.............................      9,682       8,767
  Inventory, net.......................................     15,663      27,536
  Prepaid expenses and other current assets............      1,106       1,909
                                                         ---------    --------
    Total current assets...............................     48,517      66,954
Property and equipment, net............................      3,242       3,364
Intangible assets, net.................................        430       3,544
Other assets...........................................      1,038         986
                                                         ---------    --------
    Total assets.......................................  $  53,227    $ 74,848
                                                         =========    ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................  $   8,572    $  8,007
  Accrued liabilities..................................      7,732       8,886
  Deferred revenue.....................................        234         446
  Notes payable to stockholders........................        368         362
  Notes payable to banks...............................      6,769       6,088
                                                         ---------    --------
    Total current liabilities..........................     23,675      23,789
Notes payable to stockholders, net of current portion..        140         159
Notes payable, net of current portion..................        882       1,362
                                                         ---------    --------
    Total liabilities..................................     24,697      25,310

Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value:
  75,000,000 shares authorized; 60,212,490 and
   60,052,462 shares issued and outstanding,
   respectively........................................          6           6
  Additional paid-in capital...........................    152,596     152,796
  Unearned stock-based compensation....................     (7,216)     (9,586)
  Notes receivable from stockholders...................     (4,992)     (5,292)
  Accumulated deficit..................................   (111,818)    (88,348)
  Accumulated other comprehensive loss.................        (46)        (38)
                                                         ---------    --------
    Total stockholders' equity.........................     28,530      49,538
                                                         ---------    --------
    Total liabilities and stockholders' equity.........  $  53,227    $ 74,848
                                                         =========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LEXAR MEDIA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                            Three months ended
                                                            --------------------
                                                            March 31,  March 31,
                                                              2001       2000
                                                            ---------  ---------
Revenues................................................... $ 16,221    $16,050
Cost of revenues (excludes stock-based compensation of $28
 and $343, respectively)...................................   22,172     13,371
                                                            --------    -------
Gross margin...............................................   (5,951)     2,679
                                                            --------    -------
Operating expenses:
  Research and development (excludes stock-based
   compensation of $518 and $1,361, respectively)..........    1,594      1,537
  Sales and marketing (excludes stock-based compensation of
   $194 and $605, respectively)............................    6,661      2,997
  General and administrative (excludes stock-based
   compensation of $757 and $1,725, respectively)..........    3,800      2,458
  Goodwill impairment......................................    2,854        --
  Stock-based compensation.................................    1,497      4,034
                                                            --------    -------
Total operating expenses...................................   16,406     11,026
                                                            --------    -------
Loss from operations.......................................  (22,357)    (8,347)
Interest and other expense.................................   (1,553)      (165)
Interest and other income..................................      439        206
                                                            --------    -------
Total other income (expense)...............................   (1,114)        41
                                                            --------    -------
  Net loss................................................. $(23,471)   $(8,306)
                                                            ========    =======
Net loss per common share:
  Basic and diluted........................................ $  (0.41)   $ (1.01)
                                                            ========    =======
Shares used in net loss per common share calculation:
  Basic and diluted........................................   57,326      8,368
                                                            ========    =======



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LEXAR MEDIA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                            Three months ended
                                                            --------------------
                                                            March 31,  March 31,
                                                              2001       2000
                                                            ---------  ---------
Cash flows from operating activities:
  Net loss................................................. $(23,471)   $(8,306)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization..........................      637        370
    Goodwill impairment....................................    2,854        --
    Amortization of stock-based compensation...............    1,497      4,034
    Imputed and other non-cash interest....................    1,078        --
Change in operating assets and liabilities:
  Accounts receivable, net.................................     (915)     1,051
  Inventory, net...........................................   11,873     (3,078)
  Prepaid expenses and other assets........................      675     (1,905)
  Accounts payable and accrued liabilities.................     (589)       898
  Deferred revenue.........................................     (212)       922
                                                            --------    -------
      Net cash used in operating activities................   (6,573)    (6,014)
                                                            --------    -------
Cash flows from investing activities:
  Purchase of property and equipment.......................     (255)      (531)
  Cash acquired upon acquisition of Printroom.com..........      --          49
  Proceeds from short-term investments.....................   19,987      1,315
                                                            --------    -------
      Net cash provided by investing activities............   19,732        833
                                                            --------    -------
Cash flows from financing activities:
  Issuance of stock under employee stock purchase plan.....      167        --
  Exercise of stock options................................       22        301
  Repayment of notes payable...............................      (23)       (14)
  Proceeds from notes payable..............................      --       2,000
  Repurchase of stock......................................       (7)       --
                                                            --------    -------
      Net cash provided by financing activities............      159      2,287
                                                            --------    -------
  Effect of exchange rates on cash and cash equivalents....       (7)       --
                                                            --------    -------
Net increase (decrease) in cash and cash equivalents.......   13,311     (2,894)
Cash and cash equivalents at beginning of period...........    8,755      6,495
                                                            --------    -------
Cash and cash equivalents at end of period................. $ 22,066    $ 3,601
                                                            ========    =======
Supplemental disclosure of non-cash transactions:
  Re-pricing of warrants in connection with amended credit
   facility agreement...................................... $    792    $   --
  Exercise of stock options and restricted stock grants in
   exchange for full recourse notes receivable.............      --       3,236
  Issuance of common stock in connection with acquisition
   of Printroom.com........................................      --       3,800
  Repurchase of common stock by cancellation of notes
   receivable..............................................      300        --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LEXAR MEDIA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Presentation

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

   The financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2000 and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2001.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

   The results of operations and cash flows for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for any other future period.

Note 2--Summary of Selected Accounting Policies

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

 Accounting for stock-based compensation

   The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board Interpretation ("FIN") No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of the Company's common stock and the exercise price of the option. SFAS 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

                               LEXAR MEDIA, INC.

   In March 2000, the Financial Accounting Standards Board ("FASB") issued FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 for (a) the definition of employee, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occurred either after December 15, 1998 or January 12, 2000. The adoption of the provisions of FIN 44 did not have a material impact on the Company's financial statements.

 Shipping and handling costs

   Shipping and handling costs are included in sales and marketing expenses in the Company's condensed consolidated statements of operations. These costs were $428,000 for the three months ended March 31, 2001 and $245,000 for the three months ended March 31, 2000.

Note 3--Balance Sheet Detail (in thousands)

                                                          March 31, December 31,
                                                            2001        2000
                                                          --------- ------------
   Inventories:
     Raw materials.......................................  $ 5,336    $ 5,100
     Controllers.........................................    2,361      1,718
     Flash memory products...............................    9,888     19,520
     Ancillary products..................................    1,793      2,086
                                                           -------    -------
                                                            19,378     28,424
     Less: inventory reserve.............................   (3,715)      (888)
                                                           -------    -------
     Inventory, net......................................  $15,663    $27,536
                                                           =======    =======

Note 4--Net Loss Per Common Share (in thousands, except per share date)

                                                          March 31,  March 31,
                                                            2001       2000
                                                          ---------  ---------
   Numerator:
     Net loss............................................ $(23,471)   $(8,306)
     Accretion of mandatorily redeemable convertible
      preferred stock....................................      --        (139)
                                                          --------    -------
     Net loss after accretion of mandatorily redeemable
      convertible preferred stock........................ $(23,471)   $(8,445)
                                                          ========    =======
   Denominator:
     Weighted average common shares outstanding..........   60,193     14,287
     Weighted average unvested common shares subject to
      repurchase.........................................   (2,867)    (5,919)
                                                          --------    -------
     Denominator for basic and diluted calculations......   57,326      8,368
                                                          --------    -------
     Net loss per common share, basic and diluted........ $  (0.41)   $ (1.01)
                                                          ========    =======

   All outstanding shares under options, warrants and convertible preferred stock during each period have been excluded due to their antidilutive effect.

                               LEXAR MEDIA, INC.

Note 5--Notes, Payable to Banks

   At December 31, 2000, the Company was in default of certain of the covenants contained in the credit agreement with The Chase Manhattan Bank and Access Technology Partners. These covenants are related to its consolidated revenue, EBlTDA and debt to capital ratio. During the first quarter of 2001, the Company entered into an amended credit agreement with Chase, effective as of December 31, 2000, which revised these financial covenants. Consequently, the Company was in compliance with the revised covenants as of December 31, 2000. In addition, the Company entered into a forbearance agreement with Access under which Access agreed not to exercise its rights and remedies as a result of the defaults under the loan agreements existing at December 31, 2000 until the earlier of December 31, 2001 or the date any additional default may occur. In connection with these agreements, the Company incurred a $0.7 million interest charge and re-priced the warrants issued in connection with the credit facilities from $8.00 to $1.44 per share. The increase in the value of the warrants related to the re-pricing is being amortized over the life of the loan. At March 31, 2001, the Company was in default of the EBITDA covenant of the amended agreements as a result of the significant non-cash charges recognized in the three months then ended. Chase and Access have amended the EBITDA covenant effective March 31, 2001 to address the treatment of the non-cash charges. As a result of the amendment, the Company was in compliance with the revised covenants as of March 31, 2001.

Note 6--Interest Expense

   Interest expense for the first quarter of 2001 includes imputed interest charges of $0.4 million, associated primarily with amortization of the value of the warrants issued in connection with The Chase Manhattan Bank and Access Technology Partners credit facilities. It also includes a charge of $0.7 million, which was added to the principal balance of the notes payable to Access in connection with the forbearance agreement.

Note 7--Comprehensive Loss

   Other comprehensive loss for the three months ended March 31, 2001 was $8,000. This loss was attributable to foreign currency translation. There was no other comprehensive income or loss for the three months ended March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including, but not limited to, those set forth under "Risks That Could Affect Future Results" and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date hereof.

Overview

   We design, develop and market high-performance digital film and connectivity products for the digital photography market. Our objective is to establish our products and associated services as the industry standard solution for capturing, storing, viewing, editing and distributing digital images. Our products and services allow customers to capture digital images and download them quickly to a personal computer for editing, distributing and printing. As a means of addressing markets adjacent to digital photography, we also license our proprietary controller technology and sell controllers to other manufactures of flash storage media.

   Our broad line of high-performance digital film offers removable and reusable storage devices that capture images from a digital camera. During the first quarter of 2001, digital film related sales comprised approximately 98.2% of our revenues. Our digital film combines flash memory from leading suppliers with our patented technology to address the needs of professional, commercial and consumer photographers. Our digital film is compatible with substantially all digital cameras, including those manufactured by Agfa, Canon, Casio, Epson, Fuji, Hewlett-Packard, Kodak, Konica, Minolta, Nikon, Olympus, Polaroid, Ricoh, Sony and Yashica. We offer digital film in the three primary media formats currently used by digital cameras: CompactFlash, SmartMedia and Memory Stick, as well as in the MultiMedia Card and Secure Digital Card formats, which are flash memory products used in digital cameras and other electronic applications. We also offer digital film in the PC Card format, but are in the process of phasing out our PC Card digital film products.

   Our digital film reader/writers are products that facilitate the transfer of digital images to personal computers and other devices without a direct connection to the digital camera. Our JumpShot cable connects the universal serial bus, or USB, port to our USB-enabled CompactFlash digital film to quickly and easily transfer images.

   In addition to digital photography, our digital film technology can be applied to a variety of consumer electronic applications such as digital music players, laptop computers, personal digital assistants, telecommunication and network devices and digital video recorders. In order to extend our digital film technology into these adjacent markets we have selectively licensed our products and technology to third parties. We entered into an agreement with Sony in 2000 to combine our proprietary controller technology with their Memory Stick media format and include the Memory Stick as one of our digital film products. The Memory Stick is used in a wide variety of consumer electronic products, including camcorders, personal computers, portable music players, cameras and video recorders.

   In September 2000, we introduced Shoot & Share, an easy-to-use image manager that simplifies digital photo organization, naming, editing and sharing. Shoot & Share also features a link to Printroom.com, an online photo finishing service enabling users to upload and order high-quality prints from their digital images. In September 2000, Lexar also launched its digital imaging educational website SayCheese.com where consumers and professionals can find information on digital photography, product reviews and how-to-tips and advice.

   In April 2001, we finalized our supply agreement and our license agreement with Samsung Electronics Co., Ltd. Under the supply agreement, we anticipate purchasing a substantial portion of our flash memory needs from Samsung at an agreed upon pricing formula. Samsung has also guaranteed a certain allocation of flash memory to us and has agreed to provide our flash memory on consignment. Samsung also has the right to purchase our flash memory controllers. Under the license agreement, Samsung entered into a royalty-bearing license for our technology for some of their products. We received the first payment under the license agreement in April 2001.

   In April 2001, we entered into a license agreement with Olympus Optical Co., Ltd. and Olympus Promarketing, Inc. Under the license agreement, we granted Olympus a non-exclusive license to our technology, agreed that Olympus would bundle our Lexar-branded digital film with all Olympus cameras distributed in Japan, gave Olympus exclusive rights to distribute our Lexar-branded digital film in Japan and agreed to jointly develop next generation digital film for use in Olympus cameras.

   Revenues. We generate revenues primarily from the sale of digital film and connectivity products to end-users through mass market, photo and original equipment manufacturer channels. In 2000, we began generating revenues from the licensing of our technology to Sony. In the second quarter of 2001 we began generating licensing revenues under our recently signed agreement with Samsung. During the second quarter of 2001, we expect to begin generating revenues under our recently signed Olympus agreement. During the second quarter of 2001, we generated revenues from the sales of our controllers to flash storage manufacturers.

   Our customers include distributors, retailers, original equipment manufacturers and end users. Certain customers have return and price protection rights. We recognize revenue where there is a contract or purchase order, upon shipment or delivery depending on the term of sale, and when collectibility of the resulting receivable is reasonably assured. We provide for estimated future returns and price protection based on historical experience at the time revenue is recognized. At the time of sale, we also provide for the estimated costs of meeting product warranty obligations. For certain customers, including where we are unable to reasonably estimate the level of returns or where the customers do not take title to the product on delivery, revenues and the costs of revenues are deferred until the customers have sold the product to their customers.

   A majority of our sales have been to a limited number of customers. Our top 10 customers accounted for 86.2% of our revenues for the three months ended March 31, 2000 and 67.1% of our revenues for the three months ended March 31, 2001. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for at least the next several years. Domestic sales account for the majority of our revenues. Product revenues in the United States represented 64.0% of our revenues for the three months ended March 31, 2000 and 80.5% of our revenues for the three months ended March 31, 2001. We expect that international sales will become a larger percentage of our revenues in the future.

   Cost of Revenues. Our cost of revenues consists primarily of materials costs, with flash memory accounting for most of those costs. We maintain relationships with key suppliers, which we believe will be able to provide us with sufficient quantities of flash memory during 2001. We recently entered into an agreement with Samsung Electronics Co., Ltd. under which it agreed to become our primary supplier of flash memory and guarantee that we have access to a portion of its available production capacity. The price we have historically paid for flash memory has fluctuated considerably and decreased significantly in 2000. We expect to continue to see significant price declines through at least 2001. In addition, cost of revenues includes expenses related to materials procurement, inventory management and adjustments and manufacturing. In accordance with our settlement agreement with SanDisk, beginning in the second quarter of 2001, we began incurring royalty expenses related to domestic sales of our CompactFlash digital film that utilizes our previous generation controller technology. We do not owe royalties on sales made outside of the U.S. or on digital film that includes our next generation controller technology.

   Research and Development. Our research and development expenses include salaries and related expenses for research and development personnel, fees for outside consultants, patent costs and prototype development and materials costs. We believe that continued investment in research and development is important to attain our strategic objectives, but expect research and development expenses to decrease slightly in the second quarter of 2001 as compared with the first quarter of 2001 due to increased operational efficiencies.

   Sales and Marketing. Our sales and marketing expenses include salaries and related expenses for sales and marketing personnel, advertising, customer service, technical support, distribution and travel and trade show expenses. We expect sales and marketing expenses to decrease slightly in the second quarter of 2001 as compared with the first quarter of 2001 due to increased operational efficiencies and reduced headcount.

   General and Administrative. Our general and administrative expenses include salaries and related expenses for executive, administrative and operational personnel, fees for professional services and other corporate expenses. We expect our legal expenses will continue to decrease in 2001, despite the patent litigation that we have initiated against Pretec, Feiya, PNY, and, more recently against Memtek Products, Inc.

   Stock-based Compensation. Stock-based compensation related to options granted to employees represents the aggregate difference, at the date of grant, between the deemed fair market value of the stock underlying options and the exercise prices of these options. Stock-based compensation related to options granted to consultants is revalued as it vests using the Black-Scholes option-pricing model. Stock-based compensation is amortized over the vesting period of the underlying options based on an accelerated vesting method.

Our History of Losses

   We have incurred significant losses to date. As of March 31, 2001, we had an accumulated deficit of approximately $111.8 million. We intend to continue to expend significant financial and management resources on developing additional products and services, improving our technologies and expanding our operations. As a result, we expect to continue to incur additional losses and negative cash flow through most of 2001. In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily indicative of our future growth.

Results of Operations

   The following table sets forth our statement of operations data expressed as a percentage of net sales for the periods indicated:

                                                           Three months ended
                                                           ---------------------
                                                           March 31,   March 31,
                                                             2001        2000
                                                           ---------   ---------
   Revenues...............................................   100.0 %     100.0 %
   Cost of revenues.......................................   136.7 %      83.3 %
                                                            ------       -----
     Gross margin.........................................   (36.7)%      16.7 %
                                                            ------       -----
   Operating expenses:
     Research and development.............................     9.8 %       9.6 %
     Sales and marketing..................................    41.1 %      18.7 %
     General and administrative...........................    23.4 %      15.3 %
     Goodwill impairment..................................    17.6 %       --
     Stock-based compensation.............................     9.2 %      25.1 %
                                                            ------       -----
       Total operating expenses...........................   101.1 %      68.7 %
                                                            ------       -----
   Loss from operations...................................  (137.8)%     (52.0)%
                                                            ------       -----
   Other income (expense).................................    (6.9) %      0.2 %
                                                            ------       -----
   Net loss...............................................  (144.7)%     (51.8)%
                                                            ------       -----

 Revenues

   Revenues for the first quarter of 2001 increased slightly to $16.2 million from $16.1 million for the first quarter of 2000. This increase was primarily the result of continued increases in shipments of our digital film and connectivity products, offset by declining average selling prices and increases in price protection and rebates. The decline in average selling prices was due to increased price competition resulting from declining flash memory costs and a change in product mix toward lower cost per megabyte products. In the first quarter of 2001, we derived product revenues of 80.5% and 16.2% from customers in the United States and Europe, respectively. In first quarter of 2000, we derived product revenues of 64.0%, 19.8% and 15.8% from customers in the United States, Japan and Europe, respectively. Two customers accounted for 22.2% and 10.8% of our product revenues in the first quarter of 2001. Four customers accounted for 18.2%, 14.6%, 12.5% and 11.6% of our revenues in the first quarter of 2000.

   In the first quarter of 2001, in addition to revenues from sales of our digital film and connectivity products, we also recognized licensing revenue of $249,000 from our agreement with Sony. We anticipate that licensing revenues will increase significantly in the future as a result of the agreements we recently entered into with Samsung and Olympus. We also recognized $142,000 in revenue in the first quarter of 2001 from sales of our controllers, as compared with $129,000 in the first quarter of 2000. We expect to recognize increased revenues from sales of our controllers in 2001.

   Revenues in the first quarter of 2001 were negatively impacted by a significant increase in sales discounts and allowances to $4.1 million. In the quarter ended March 31, 2000, we incurred approximately $0.4 million in sales discounts and allowances. The increase for the first quarter of 2001 was primarily the result of increased price competition resulting in significant price protection and rebates. Sales returns for the first quarter of 2001 were $1.1 million compared with $0.4 million in the first quarter of 2000, which resulted from an increased percentage of business with retailers in the first quarter of 2001 compared with the first quarter of 2000.

 Cost of revenues

   Cost of revenues increased $8.8 million, or 65.8%, to $22.2 million for the first quarter of 2001 from $13.4 million for the first quarter of 2000. The increase in cost of revenues was driven by a significant increase in units shipped a trend toward higher capacity products with a higher cost and adjustments related to excess and obsolete inventory. Cost of revenues as a percentage of revenues for the first quarter of 2001 increased to 136.7% from 83.3% for the first quarter of 2000. This increase is due to the cost factors noted above in combination with relatively flat revenue growth.

   Overall, we expect gross margins to increase significantly compared to the quarter ended March 31, 2001 as a result of our anticipated increases in technology licensing and controller revenues. In the second quarter of 2001, we began generating licensing revenues related to our recently signed agreement with Samsung. In addition, during the second quarter of 2001, we anticipate generating revenues related to the recently signed agreement with Olympus. Partially offsetting these increases, we anticipate pressure on our gross margins due to a number of factors, including changes in our product and customer mix, flash memory costs, prices of competitive products and higher costs in the introduction of new products.

 Research and Development

   For the first quarter of 2001, research and development expenses were flat at $1.6 million, or 9.8% of revenue, as compared to $1.5 million, or 9.6% of revenue, for the first quarter of 2000. We expect a decline in research and development costs in the near term due to increased operational efficiencies.

 Sales and Marketing

   Sales and marketing expenses for the first quarter of 2001 were $6.7 million, or 41.1% of revenues, as compared to $3.0 million, or 18.7% of revenues, for the first quarter of 2000. The increase in sales and marketing expenses was primarily due to increased number of employees and significant increases in marketing, advertising and promotion costs. The increase in sales and marketing expenses as a percentage of revenues during the first quarter of 2001 was due to increased expenses combined with flat revenues.

 General and Administrative

   General and administrative expenses for the first quarter of 2001 were $3.8 million, or 23.4% of revenues, as compared to $2.5 million, or 15.3% of revenues, for the first quarter of 2000. The increase in general and administrative expenses was primarily due to an increased number of personnel, increased occupancy and insurance costs and increased professional fees, primarily legal fees. The increase in general and administrative expenses as a percentage of revenues during the first quarter of 2001 as compared to the first quarter of 2000 was due to the cost factors noted combined with relatively flat revenue growth.

 Goodwill impairment

   A charge of $2.9 million, or 17.6% of revenue, was recognized for an other than temporary impairment of Printroom.com goodwill in the first quarter of 2001. Printroom.com's current results and projected cash flows do not justify retaining the goodwill related to the operation.

 Stock-Based Compensation

   During the three months ended March 31 2001, we recognized $1.5 million in stock-based compensation compared to $4.0 million for the comparable period in 2000. The decrease resulted from lower amortization under the FIN28 model and adjustments related to employee terminations.

 Income Taxes

   We did not record a provision for federal or state income tax for the three-month periods ended March 31, 2001 and 2000, respectively. As of March 31, 2001, we believe that we have sufficient tax losses carryforward balances to offset any federal or state tax liability related to the operations of the first quarter of 2001. We had recorded losses for the same period ended March 31, 2000. The company has established a 100% valuation allowance since it is more likely than not that no benefit will be realized for it's deferred tax assets. At March 31, 2001, foreign tax liabilities were insignificant.

 Other Income and Expense

   Interest income for the first quarter of 2001 was $0.4 million as compared to $0.2 million for the first quarter of 2000. The increase in interest income in the first quarter of 2001 was primarily due to earnings from cash and cash equivalents from the proceeds of loans and our initial public offering.

   Interest expense for the first quarter of 2001 was $1.4 million as compared to $0.1 million for the first quarter of 2000. Interest expense for the first quarter of 2001 includes imputed interest charges of $0.4 million, associated primarily with amortization of the value of the warrants issued in connection with The Chase Manhattan Bank and Access Technology Partners credit facilities. It also includes a charge of $0.7 million, which was added to the principal balance of the notes payable to Access in connection with the forbearance agreement.

   Our foreign exchange loss the first quarter of 2001 was $171,000 compared to $36,000 for the first quarter of 2000. The change was primarily attributable to increased European sales activity and fluctuations in European currency.

 Liquidity and Capital Resources

   From our inception until the completion of our initial public offering in August 2000, we financed our operations primarily through private sales of our common stock and preferred stock, and, to a lesser degree, through debt financings. As of March 31, 2001, we had approximately $22.1 million in cash and cash equivalents.

   Net cash used in operating activities was $6.6 million and $6.0 million for the three months ended March 31, 2001 and March 31, 2000, respectively. For the quarter ended March 31, 2001, net cash used in operating activities resulted primarily from our net loss of $23.5 million, partially offset by an $11.9 million decrease in inventory, a $2.9 million non-cash charge related to the write off of Printroom.com goodwill, $1.5 million in amortization of stock-based compensation and $1.1 million in imputed and other non-cash interest charges. The $11.9 million decrease in inventory was accomplished through stricter inventory controls, increases in reserves for slow moving and excess material and the write down of certain items to the lower of cost or market. For the quarter ended March 31, 2000, net cash used in operating activities resulted primarily from an $8.3 million net loss, a $3.1 million increase in net inventory and a $1.9 million increase in prepaid and other assets, which was partially offset by $4.0 in amortization of stock-based compensation and a $1.1 decrease in net accounts receivable, an increase of $0.9 million in accounts payable and other accrued liabilities, and an increase of $0.9 million in deferred revenue.

   Net cash provided by investing activities was $19.7 million and $833,000 for the three months ended March 31, 2001 and March 31, 2000, respectively. Net cash provided by investing activities was primarily attributable to proceeds from short-term investments of $20.0 million and $1.3 million, and was partially offset by purchases of property and equipment of $255,000 and $531,000 for the quarters ended March 31, 2001 and March 31, 2000, respectively.

   Net cash provided by financing activities was $159,000 and $2.3 million for the three months ended March 31, 2001 and March 31, 2000, respectively. For the quarter ended March 31, 2001, the primary source of cash was the issuance of stock under our employee stock purchase plan. For the quarter ended March 31, 2000, the primary sources of cash were $2.0 million from the issuance of notes payable and $301,000 from the exercise of stock options.

   As of March 31, 2001, there was $6.1 million outstanding under the Chase credit facility and $4.7 million outstanding under the Access term loan. These borrowings are collateralized by all of our assets, and we are required to comply with financial and other covenants contained in the loan agreements.

   We anticipate that the $22.1 million in cash and cash equivalents as of March 31, 2001, together with our term loan, revolving credit facility and the receipt of licensing payments, will be sufficient to meet our projected needs for working capital and capital expenditures through the end of 2001. We have taken measures to conserve cash by reducing headcount, primarily in Printroom.com, and are looking at ways to further reduce our operating expenses in the future. We may need to raise additional funds prior to the expiration of this period if, for example, our licensing revenues or sales of our controllers, which each have significantly higher margins than sales of our digital film products, do not increase as much as we anticipate, we do not remain in compliance with the provisions of our credit facilities and our lenders declare us to be in default or we experience operating losses that exceed our current expectations. Our credit facilities also contain covenants that restrict our ability to incur additional indebtedness. Additional financing may be difficult to obtain on favorable terms if required, or at all.

                     RISKS THAT COULD AFFECT FUTURE RESULTS

   The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Quarterly Report on Form 10-Q.

Risks Related to Our Business

We have a history of losses, anticipate incurring additional losses and may never become profitable.

   We incurred a net loss of approximately $23.5 for the three months ended March 31, 2001, compared to $8.3 for the three months ended March 31, 2000. As of March 31, 2001, we had an accumulated deficit of approximately $111.8 million. We expect to incur additional losses this year. The size of our future losses and our ability to become profitable substantially depend on the rate of growth of the market for digital cameras and digital film, the extent to which our products and services are accepted by this market and purchased by consumers, and our ability to reduce our operating expenses from their current level. In addition, we must generate substantially increased revenues from licensing our proprietary controller technology and selling our controllers on a stand-alone basis to third parties, as these products have significantly higher margins than our digital film. We also must reduce the costs of manufacturing and selling our digital film products, as well as reduce our internal inventory. Some customers are also requesting that we sell our digital film to them on consignment, which would negatively impact our cash needs. In addition, we incurred non-cash deferred charges of $1.5 and $4.0 million through March 31, 2001 and March 31, 2000, respectively, relating to stock-based compensation. At March 31, 2001, $7.2 million of deferred stock-based compensation charges remained to be charged against our future operations. If we are unsuccessful in increasing overall revenues, and in particular those generated from sales of our higher margin products and from licensing our technology, as well as reducing our operating expenses, we will not become profitable by the end of 2001 and may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop or enhance our products, expand our operations, respond to competitive pressures or continue our operations.

   We currently anticipate that our available capital, together with our term loan, revolving credit facility and licensing revenues, will be sufficient to meet our anticipated needs for working capital and capital expenditures through the end of 2001. We may need to raise additional funds prior to the expiration of this period if, for example, our licensing revenues or sales of our controllers do not increase to the degree we anticipate, we do not remain in compliance with the provisions of our credit facilities and our lenders declare us to be in default, we are unable to sufficiently reduce our operating expenses, or we experience operating losses that exceed our current expectations. Our credit facilities also contain covenants that restrict our ability to incur additional indebtedness. It may be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond appropriately to competitive pressures or continue our operations.

Our quarterly operating results and gross margins declined significantly in the fourth quarter of 2000 and first quarter of 2001, may fluctuate significantly in the future and are difficult to predict. If our future results are below the expectations of investors or securities analysts, the market price of our common stock could decline significantly.

   Our quarterly operating results and gross margins declined significantly in the fourth quarter of 2000 and the first quarter of 2001 and are likely to vary significantly in the future based on a number of factors related to our industry and the markets for our products. We will have little or no control over many of these factors and any of these factors could cause the price of our common stock to fluctuate significantly. These factors include, among others:

  . the rate of growth of the market for digital cameras and digital film;

  . competitive pricing pressures;

  . fluctuation in demand for our products;

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

  . the amount we will have to pay in royalties to SanDisk for selling products using our old controller; and

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

We have granted Olympus the exclusive right to sell our Lexar-branded digital film in Japan. If Olympus does not aggressively promote and distribute these products, our revenues will be negatively impacted.

   We have recently entered into a license agreement with Olympus Optical Co., Ltd. and Olympus Promarketing, Inc. in which we have given Olympus the exclusive right to distribute our Lexar-branded digital film in Japan. Under our agreement, we will primarily recognize revenues on digital film on sales in Japan from royalties that Olympus will pay us on all Lexar-branded digital film that it sells in Japan. If Olympus does not aggressively promote our product, or if Olympus chooses to promote its own brand at the expense of the "Lexar" brand, our revenue will be negatively impacted.

We primarily market our digital film on the basis of its superior technology. If we are unable to achieve or maintain technology leadership, our gross margins and revenues will decline significantly.

   We primarily market our digital film on the basis of its performance and technology advantage over our competitors' products. In doing so, we have emphasized our speed advantage over our competitors' products and have tried to establish ourselves as the brand of choice among professional photographers. We label our CompactFlash products for write speed performance in which 1x is equal to a write speed of 150 kilobytes per second, nomenclature similar to that used in the CD-ROM industry. For example, our 4x CompactFlash digital film is capable of sustained write speeds of at least 600 kilobytes per second. Currently, we offer CompactFlash with write speeds ranging from 4x to 12x. Our highest capacity card is currently 320-megabytes. From time to time our competitors have introduced products for which they have claimed high sustained write speeds, but none have marketed their products on the basis of their write speeds. If we are unable to design and manufacture products that are technologically superior to those of our competitors or if we lose our status as a brand preferred by professional photographers, we will be unable to achieve a premium price for our products. If this were to occur, our revenues and gross margins would likely decline significantly.

If our customers elect to compete with us in the digital film market, our revenues would likely decline significantly.

   We have recently decided to emphasize sales of our CompactFlash controllers. Other companies, including our competitors, could use our controllers to manufacture CompactFlash products that are comparable in performance to our own. Many of these customers are large companies that have longer operating histories and greater brand recognition, greater access to flash memory, substantially greater financial, technical, marketing and other resources and longer standing relationships with customers. If these companies were to choose to compete directly with us in the digital film market, our revenues would likely decline significantly.

Our products are characterized by average selling prices that have historically declined over relatively short time periods. If we are unable to effectively manage our inventories, reduce our costs, introduce new products with higher average selling prices or increase our sales volumes, our gross margins will continue to be negatively impacted.

   Although consumers have recently begun to purchase digital cameras in volume, they still exert pressure on digital camera manufacturers and on us to lower prices of digital photography products, like our digital film, to prices comparable to those of traditional photography products. Our competitors also impose pricing pressures on us. In addition, because a large percentage of our sales are to a small number of customers that are primarily retail consumer chains, distributors and large original equipment manufacturers, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. In 2000 and in the first quarter of 2001, we significantly reduced the prices of many of our digital photography products, and may need to do so in the future to remain competitive. Any reduction in prices by us will negatively impact our gross margins, unless we can manage our inventories to minimize such price declines and reduce our costs. In addition, some customers are now requesting that we sell our digital film to them on a consignment basis. If we agree to such arrangements, we will have to carry higher levels of inventory. If we are unable to reduce our costs to offset declines in average selling prices or increase the sales volume of our existing products, our gross margins will be adversely affected. We anticipate that our average selling prices will continue to decline for the foreseeable future.

Because we protect many of our retail customers and distributors against the effects of price decreases on their inventories of our products, we may continue to incur large price protection charges if we reduce our prices when there are large quantities of our products in our distribution channel.

   More than one-third of our sales in the first quarter of 2001 were made through distributors and retailers to which we have provided price protection. In the first quarter of 2001, we incurred more than $3 million in price protection charges, and we anticipate that we will continue to incur significant price protection charges for the remainder of 2001 due to increased competitive pricing pressures.

Because many of our retail customers and distributors have rights of return, we may be required to take back large quantities of unsold inventory, which could reduce our revenues.

   Substantially all of our sales to end users are made through distributors and retailers. Our sales through these channels often include rights to return unsold inventory. For sales of some of our products, we recognize revenue upon shipment of our products, although we establish reserves for estimated returns. Additionally, we permit some of our customers to return products in their inventory for credit or in exchange for new products. If there are significant inventories of old products in our distribution channel when a new product is released, or if these distributors and retailers are unsuccessful in selling our products, there could be substantial product returns. If our reserves are insufficient to account for these returns or if we are unable to resell these products on a timely basis at similar prices, our revenues may be reduced. Because the market for our products is rapidly evolving, we may not be able to resell returned products at attractive prices or at all.

We have recently expanded our distribution of products into international markets. If we are unable to anticipate demand and pricing of our products in those regions or if we are unable to effectively manage the distributor channels and relationships in those regions, our operating results will be harmed and our stock price will likely decline.

   We do not have a long history of managing international distribution of our products. We recently experienced a slower than forecast rollout of our products in retail stores in Japan in the fourth quarter of 2000, which contributed to our significantly reduced revenues for that quarter. If we are unable to accurately anticipate demand and pricing of products in international markets, or if we cannot work effectively with our distribution partners to create demand, develop effective marketing programs, manage inventory levels and collect receivables in a timely fashion, our operating results will be harmed and our stock price will likely decline.

Because we have a limited operating history and because we operate in a new and rapidly evolving market, you may have difficulty assessing our business and future prospects.

   We were organized in September 1996 and have a short operating history. Because we have only recently introduced many of our products and services and have limited historical financial data, it is difficult to evaluate our business and future prospects. In addition, because of our limited operating history and because the market for digital cameras and digital film is still in an emerging stage and is characterized by an increasing number of competitors and competing technologies and formats, we have limited insight into trends that may emerge and affect our business. Our business will not succeed if we are unable to execute our business strategy or if we do not successfully address the risks we face.

We will primarily depend upon a single source of flash memory, and if it is unable to provide us with sufficient quantities of flash memory in a timely manner and remain technologically and price competitive, we would not be able to manufacture and deliver digital film to our customers in accordance with their volume, price and schedule requirements.

   We have historically purchased substantially all of our flash memory from Toshiba America Electronic Corporation and Samsung Semiconductor, Inc. As a result of our recent agreement with Samsung, we expect that it will become our primary supplier of flash memory, which is the primary component of our digital film. We expect that the demand for flash memory over the next several years will be substantially greater than in past periods due to the increasing acceptance of digital cameras and other digital consumer products. If we are unable to obtain sufficient quantities of flash memory from Samsung or, if necessary from another flash memory supplier in a timely manner, we would not be able to manufacture and deliver digital film to satisfy our customers' requirements. In addition, if Samsung is unable to ensure that its flash memory is technologically and price competitive, we may also be unable to satisfy our customers' requirements. If we are not able to satisfy the requirements of our customers, they may reduce any future orders or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. Because we will obtain most of our flash memory from Samsung, our relationships with other flash suppliers may not be as strong as they had been in the past. Other flash suppliers may not be able to supply our flash memory needs if we cannot obtain adequate supplies from Samsung. Even if we are able to obtain flash memory in sufficient volume and on schedules that permit us to satisfy our delivery requirements, we cannot assure you that the prices charged by these suppliers will enable us to compete effectively in our market. Samsung and many other potential suppliers of flash memory are located in Asia, a region that has been, and in the future may be, affected by economic and political instability that could adversely affect the price and supply of flash memory. If we are unable to obtain flash memory at economical prices, our margins would decline unless we could raise the prices of our products in a commensurate manner. The existing competitive conditions may not permit us to do so, in which case we may suffer increasing losses or reduced profits.

If we are unable to continue to license our controller technology for application in other products and sell our controllers on a stand-alone basis to third parties, our gross margins will be negatively impacted and we will have difficulty achieving profitability

   We have historically derived substantially all of our revenues from the sale of our digital film and connectivity products. We believe, however, that our future growth and ability to become profitable may depend on our ability to license our proprietary controller technology for use in new digital photography applications or applications in other markets, such as music and video, and to generate increased revenues from the sales of our controllers. If we fail to generate significant licensing revenue from these activities or increase the revenue we derive from our controller sales, we may not grow our revenues and margins as planned and we will have difficulty achieving profitability.

We depend on a few key customers and the loss of any of them could significantly reduce our revenues.

   Historically, a small number of our customers have accounted for a significant portion of our product revenues. In the first quarter of 2001, sales to the 10 customers from which we received the greatest revenues accounted for approximately 67.1% of our revenues. Our revenues could decline if one or more of these customers were to significantly reduce, delay or cancel their orders, decide to purchase digital film manufactured by one of our competitors, develop and manufacture their own digital film or cease operations due to the downturn in the nation's economy or otherwise. In the first quarter 2001, sales to our major OEM customers continued to decline somewhat relative to fourth quarter due to excess inventories on the part of our customers and downward pricing pressures that among other effects has discouraged OEMs from bundling digital film with their cameras. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, would also reduce our revenues. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

   Furthermore, our revenues include sales to OEMs, some of which may in the future decide to compete against us in the digital film market. We expect our operating results for at least the next several years to continue to depend on sales to a relatively small number of customers.

If we are unable to develop and introduce, on a timely basis, new products or services that are accepted by our customers and consumers, we will not be able to compete effectively in our market.

   We operate in an industry that is subject to evolving industry standards, rapid technological changes, rapid changes in consumer demands and the rapid introduction of new, higher performance products that shorten product life cycles and tend to decrease average selling prices. To remain competitive in this demanding market, we must continually design, develop and introduce new products and services that meet the performance and price requirements of our customers and consumers. Any significant delay or failure in releasing new products or services would harm our reputation, provide a competitor a first-to-market opportunity or allow a competitor to achieve greater market share. Also, we cannot assure you that any products or services we do introduce will gain market acceptance. The introduction of new products is inherently risky because it is difficult to foresee advances in technology and the adoption of new standards, to coordinate our technical personnel and strategic relationships and to identify and eliminate design and products flaws. We may not be able to recoup research and development expenditures if our new products or services are not widely accepted.

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

  . reduced ability to forecast sales;

  . reduction of gross margins, delays in collecting receivables and increased inventory levels due to the increasing tendancy for some retailers to require products on a consignment basis; and

  . retailers may emphasize our competitors' products or decline to carry our products.

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

   We have become a party to litigation with third parties to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These lawsuits could subject us to significant liability for damages or invalidate our proprietary rights. For example, we recently entered into a settlement agreement with our primary competitor, SanDisk Corporation, under which we agreed to remit to SanDisk $6.0 million in net payments and make certain royalty payments to SanDisk. Any future lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

Because we depend on single suppliers for some key components and do not have long-term supply contracts with those suppliers, we are exposed to the risks of a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality.

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

   Substantially all of our CompactFlash digital film is currently assembled and tested by Flash Electronics, Inc. in Fremont, California and Venture Manufacturing in the United States and Singapore. We do not have long-term agreements with Flash Electronics or Venture Manufacturing and typically obtain services from them on a per order basis. Additionally, our controllers are assembled, tested and packaged primarily by Advanced Semiconductor Engineering, Inc. in Taiwan and Multitech Design & Test, Inc. in Sunnyvale, California. Our reliance on these subcontractors involves risks such as reduced control over delivery schedules, quality assurance, inventory levels and costs. These risks could result in product shortages or increase our costs of manufacturing, assembling or testing our products. If these subcontractors are unable or unwilling to continue to provide assembly and test services and deliver products of acceptable quality, at acceptable costs and in a timely manner, we would have to identify and qualify additional substitute subcontractors. This could be time-consuming and difficult and result in unforeseen operations problems.

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

   Our products may become less useful to our customers if we are unable to respond to technological advances in our industry or as innovative products become available to our customers. Although many digital cameras currently use Compact Flash, Memory Stick or Smart Media Cards, future digital cameras may use other digital film formats, such as compact discs, rotating media, micro-optical or magneto-optical storage, which may not use our controller technology. If these other digital film formats were to gain broad consumer acceptance, demand for our controller technology would decline, which would negatively impact our gross margins and operating results. In addition, we may have to obtain a license to manufacture some digital film formats. For example, a consortium led by SanDisk, Matsushita and Toshiba recently introduced the Secure Digital Card format. In addition, DataPlay has recently introduced a low cost micro-optical device. We may be unable to secure licensing arrangements for these or other future technologies at reasonable rates or at all.

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

   The competition for qualified personnel is particularly intense in our industry and in northern California, where there is a high concentration of established and emerging growth technology companies. This competition makes it more difficult to retain our key personnel and to recruit new highly qualified personnel. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to existing stockholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which could harm our operating results. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications, especially in light of the significant decline of our stock price since our initial public offering in August 2000. If we do not succeed in hiring and retaining candidates with appropriate qualifications, we will not be able to grow our business.

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

   Sales outside of the United States accounted for 17.8% of our revenues for the three months ended March 31, 2001. We generated a majority of our international revenues from product sales in Europe. The European market is intensely competitive. One of our principal growth strategies is to expand our presence in this and other international markets both through increased international sales and strategic relationships. We also anticipate conducting transactions in the euro, and are expanding distribution of our products into Latin America. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our revenue in future periods. Accordingly, we are subject to international risks, including:

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

   The sales of our products are denominated primarily in United States dollars. As a result, increases in the value of the United States dollar relative to foreign currencies could cause our products to become less competitive in international markets and could result in a reduction in sales and profitability. As a result of our acquisition of Impact Peripherals, we have product sales denominated in primarily British pounds and anticipate that future sales will also be denominated in the Euro and other foreign currencies. In addition, we have sales to customers denominated in Canadian dollars and Japanese yen, and anticipate having some sales in Latin American currencies in 2001. To the extent our prices are denominated in foreign currencies, particularly the British pound and Japanese yen, we will be exposed to increased risks of currency fluctuations. We have no hedging policies in place to mitigate these potential risks, and we cannot assure you that any policies or techniques implemented in the future will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations.

Risks Related to Our Industry

Our business will not succeed unless the digital photography market continues to grow and is accepted by professional, commercial and consumer users.

   We currently depend on sales of digital film and connectivity products for substantially all of our revenues, which exposes us to substantial risk in the event the digital photography market does not grow rapidly. The digital photography market is in an early stage of development and is rapidly evolving. The success of this market depends on many factors, including:

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

   We currently compete in an industry characterized by intense competition, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. Our existing competitors include many large domestic and international companies that have longer operating histories and greater brand name recognition, greater access to flash memory, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with customers. As a result, these competitors may be able to better absorb price declines, adapt more quickly to new or emerging technologies or devote greater resources to the promotion and sale of their products than we may. This has led, and may continue to lead to, a decrease in sales and market share.

   Our primary competitors are companies that sell digital film into the consumer and original equipment manufacturer digital film markets. These companies are primarily manufacturers with both controller and flash memory capabilities, such as SanDisk, Toshiba and Hitachi. SanDisk and Toshiba now jointly develop and manufacture high-performance flash memory. Because flash memory represents a significant portion of the cost of digital film, SanDisk may have a competitive advantage in that it will have access to high-capacity flash memory at prices that may be substantially below the prices that Samsung will charge.

   We also compete with manufacturers, package or card assemblers and resellers that combine controllers and flash memory developed by others, such as Hitachi, into flash memory cards, including Kingston

Technology, Simple Technology, Smart Modular Technologies and Viking. Additionally, Hitachi and Samsung, as well as flash controller developers such as Feiya Technology, Pretec, Solid State System Co. Ltd. (3System) and Hyperstone, compete with our controller and card sales.

   Kodak and Fuji are the largest and best known manufacturers of traditional film products. Kodak and Fuji recently entered the U.S. digital film market, but do not yet manufacture their own digital film. Kodak recently announced that it plans to build on its digital strategy with investments and purchases as it aims to be the number one player in digital photography. It further stated that it would fund its digital plans from at least $6 billion in free cash flow between 2001 and 2005. With their resources and worldwide brand recognition, either Kodak or Fuji would be formidable competitors for our core business. We also expect to face competition from existing or future competitors that design and market similar or alternative data storage solutions that may be less costly or provide additional features. If a manufacturer of digital cameras or other consumer electronic devices designs one of these alternative competing standards into its products, our digital film as currently configured will not be compatible with that product and our revenues may decline.

Competition in the Internet photofinishing market is intense, and we may not be able to maintain or expand our customer base, which may make it difficult for us to generate revenues and establish market share.

   We are faced with growing competition in the area of Internet photofinishing that could make it difficult for us to generate revenues and establish market share. Our primary competitors in these areas are Internet digital photofinishing companies such as EZ Prints, Kodak, Ofoto, PhotoAccess, PhotoWorks.com, Shutterfly, Snapfish and Wolf Camera, which process digital images transferred to them by customers over the Internet and mail finished prints to them. These companies also provide traditional prints from scanned traditional photographs, or digital camera images and photo-image management services allowing consumers to archive, edit and share uploaded images and create online photo albums. Additionally, digital imaging kiosks, such as those from Kodak, Fuji, Pixel Magic and Telepix, allow consumers to scan traditional images or download digital images for processing and output. Traditional film processors with strong brand recognition such as Kodak will pose a significant challenge if they begin to focus their efforts on direct digital-to-paper photofinishing processing and leverage their advantage in brand recognition. Indeed, Ofoto was recently purchased by Kodak, which suggests that Kodak may be intensifying its efforts to compete in this space. Moreover, Internet photo-image archiving and sharing services such as Club Photo, PhotoIsland, PhotoLoft and Zing present additional competition through their current and potential alliances with digital photo labs to directly compete with the services we offer. We will continue to review our expenditures in Printroom.com in light of our goal of obtaining profitability this year.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

   Foreign currency risk. We sell our products primarily to customers in the U.S. and to a lesser extent Japan, Canada and Europe. Most of our sales are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our sales will be denominated in British pounds, the Japanese yen and possibly the euro and Latin American currencies. As a result, it is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar rises in comparison to the local currency, which may make it more difficult to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Approximately 17.8% of our revenues for the three months ended March 31, 2001 were derived from countries other than the United States. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. These risks may change if we acquire businesses outside the U.S. or if we sell in non-U.S. dollar denominated currencies.

   Interest rate risk. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. The risk associated with fluctuating interest expense is limited to the exposure related to those debt instruments and credit facilities that are tied to market rates. Accordingly, our interest rate risk is comprised of our $20.0 million revolving credit line from Chase. Interest is payable on borrowings against this line is at a rate of PRIME plus 2.0% per year, which was 10.00% at March 31, 2001. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk and market risk. We plan to mitigate default risk by investing in investment-grade securities. We have historically invested in investment-grade, short-term securities that we have held until maturity to limit our market risk.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

   On April 6, 2001, Memtek Products, Inc. sued us seeking declaratory relief that its products do not infringe our U.S. Patent Nos. 5,907,856, 5,930,815 and 5,845,313. This suit is pending in the United States District Court for the Central District of California.

   On April 13, 2001, we filed an amended complaint in our litigation with Pretec Electronics Corporation, naming Memtek Products, Inc., as an additional defendant. In the action, we allege that Memtek Products, Inc. and the other defendants infringe our U.S. Patent Nos. 5,818,78, 5,930,815 and 6,145,051. This suit is pending in the United States District Court for the Northern District of California. We are seeking injunctive relief and damages against all of the defendants.

Item 2. Changes in Securities.

   (d) Use of Proceeds.

   On August 14, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (No. 333-30556) relating to the initial public offering of our common stock.

   The net offering proceeds to us from our initial public offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $53.3 million. A portion of the proceeds have been used to fund continuing operations, to repay bridge financing notes totaling $13.3 million and to pay $6.0 million in net payments to SanDisk in settlement of patent litigation with SanDisk in November 2000. As of March 31, 2001, we had approximately $22.1 million in proceeds remaining from our initial public offering, which are being used to support our business operations and to provide working capital.

Item 3. Defaults Upon Senior Securities.

   At December 31, 2000, the Company was in default of certain of the covenants contained in the credit agreement with The Chase Manhattan Bank and Access Technology Partners. These covenants related to its consolidated revenue, EBITDA and debt to capital ratio. During the first quarter of 2001, the Company entered into an amended credit agreement with Chase, effective as of December 31, 2000, which revised these financial covenants and consequently, the Company was in compliance with the revised covenants as of December 31, 2000. In addition, the Company entered into a forbearance agreement with Access under which Access agreed not to exercise its rights and remedies as a result of the defaults under the loan agreements existing at December 31, 2000 until the earlier of December 31, 2001 or the date any additional default may occur. In connection with these agreements, the Company incurred a $0.7 million interest charge and re-priced the warrants issued in connection with the credit facilities from $8.00 to $1.44 per share. The increase in the value of the warrants related to the re-pricing is being amortized over the life of the loan. At March 31, 2001, the company was in default of the EBITDA covenant of the amended agreements as a result of the significant non-cash charges recognized in the three months then ended. Chase and Access have amended the EBITDA covenant effective March 31, 2001 to address the treatment of the non-cash charges. As a result of the amendment, the Company was in compliance with the revised covenants as of March 31, 2001.

Item 4. Submission of Matters to a Vote of Security Holders.

   None.

Item 5. Other Information.

   None.

Item 6. Exhibits and Reports on Form 8-K.

A. Exhibits

 Exhibit
   No.   Description
 ------- -----------
 10.1*   Patent License Agreement between Lexar Media, Inc. and Samsung
         Electronics Co., Ltd. dated as of March 29, 2001.

 10.2*   Purchase and Supply Agreement between Lexar Media, Inc. and Samsung
         Electronics Co., Ltd. dated as of March 29, 2001.

--------
* Confidential treatment has been requested for portions of this agreement.

B. Reports on Form 8-K

   No reports were filed on Form 8-K for the quarter ended March 31, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Lexar Media, Inc.

                                                  /s/ Ronald H. Bissinger
                                          _____________________________________
                                                    Ronald H. Bissinger
                                            Chief Financial Officer (Principal
                                              Financial Officer and Principal
                                                    Accounting Officer)

Date: May 15, 2001

                                 EXHIBIT INDEX

 Exhibit
   No.                               Description
 -------                             -----------
 10.1*   Patent License Agreement between Lexar Media, Inc. and Samsung
         Electronics Co., Ltd. dated as of March 29, 2001.

 10.2*   Purchase and Supply Agreement between Lexar Media, Inc. and Samsung
         Electronics Co., Ltd. dated as of March 29, 2001.

--------
* Confidential treatment has been requested for portions of this agreement.