Form 10-Q
period 2001-06-30
LEXAR MEDIA INC
filed 2001-08-14
CIK 1058289

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the quarterly period ended June 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from                       to


                        Commission file number 000-31103

                               LEXAR MEDIA, INC.
             (Exact name of registrant as specified in its charter)

                      Delaware                               33-0723123
          (State or other jurisdiction of       (I.R.S. Employer Identification No.)
           incorporation or organization)

               47421 Bayside Parkway
                Fremont, California                            94538
      (Address of principal executive offices)               (Zip Code)

                                 (510) 413-1200
              (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

 Number of shares of common stock outstanding as of August 8, 2001: 60,490,973

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               LEXAR MEDIA, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements
            Condensed Consolidated Balance Sheets as of June 30, 2001
             and December 31, 2000......................................     1
            Condensed Consolidated Statements of Operations for the
             Three-Month and Six-Month Periods Ended June 30, 2001 and
             2000.......................................................     2
            Condensed Consolidated Statements of Cash Flows for the Six
             Months Ended June 30, 2001 and 2000 .......................     3
            Notes to Unaudited Condensed Consolidated Financial
             Statements.................................................     4
    Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations .................................     8
    Item 3. Quantitative and Qualitative Disclosures About Market Risk..    29

 PART II. OTHER INFORMATION

    Item 1. Legal Proceedings...........................................    30
    Item 2. Changes in Securities and Use of Proceeds...................    30
    Item 3. Defaults Upon Senior Securities.............................    30
    Item 4. Submission of Matters to a Vote of Security Holders.........    31
    Item 5. Other Information...........................................    31
    Item 6. Exhibits....................................................    31

 SIGNATURES.............................................................    32

PART I--FINANCIAL INFORMATION

1. Financial Statements

                       LEXAR MEDIA, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                         June 30,   December 31,
                                                           2001         2000
                                                         ---------  ------------
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents (includes restricted cash
   of $1,250 and $1,000)...............................  $  14,041    $  8,755
  Short-term investments...............................        --       19,987
  Accounts receivable, net.............................     13,011       8,767
  Inventory............................................      9,300      27,536
  Prepaid expenses and other current assets............      1,049       1,909
                                                         ---------    --------
    Total current assets...............................     37,401      66,954
Property and equipment, net............................      3,364       3,364
Intangible assets, net.................................        343       3,544
Other assets...........................................        814         986
                                                         ---------    --------
    Total assets.......................................  $  41,922    $ 74,848
                                                         =========    ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable.....................................  $  10,713    $  8,007
  Accrued liabilities..................................      9,713       8,886
  Deferred revenue.....................................      6,878         446
  Notes payable to stockholders........................        205         362
  Note payable to bank.................................        651       6,088
                                                         ---------    --------
    Total current liabilities..........................     28,160      23,789
Notes payable to stockholders, net of current portion..        --          159
Notes payable, net.....................................      2,020       1,362
                                                         ---------    --------
    Total liabilities..................................     30,180      25,310

Commitments and contingencies

Stockholders' equity:
Common stock, $0.0001 par value:
  75,000,000 shares authorized; 60,264,536 and
   60,052,462 shares issued and outstanding............          6           6
  Additional paid-in capital...........................    149,374     152,796
  Unearned stock-based compensation....................     (3,349)     (9,586)
  Notes receivable from stockholders...................     (4,992)     (5,292)
  Accumulated deficit..................................   (129,257)    (88,348)
  Accumulated other comprehensive loss.................        (40)        (38)
                                                         ---------    --------
    Total stockholders' equity.........................     11,742      49,538
                                                         ---------    --------
    Total liabilities and stockholders' equity.........  $  41,922    $ 74,848
                                                         =========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       LEXAR MEDIA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                           Three Months
                                               Ended         Six Months Ended
                                         ------------------  ------------------
                                         June 30,  June 30,  June 30,  June 30,
                                           2001      2000      2001      2000
                                         --------  --------  --------  --------
Revenues:
  Product revenues.....................  $ 13,579  $ 24,516  $ 29,551  $ 40,566
  License revenues.....................     3,760       250     4,009       250
                                         --------  --------  --------  --------
    Total revenues.....................    17,339    24,766    33,560    40,816
Cost of product revenues (excludes
 stock-based compensation of $23, $423,
 $51, and $766)........................    17,946    20,681    40,118    34,052
                                         --------  --------  --------  --------
Gross margin...........................      (607)    4,085    (6,558)    6,764
                                         --------  --------  --------  --------
Operating expenses:
  Research and development (excludes
   stock-based compensation of $188,
   $1,344, $706 and $2,705)............     1,612     2,014     3,206     3,551
  Sales and marketing (excludes stock-
   based compensation of $(49), $580,
   $145 and $1,185)....................     5,324     5,129    11,985     8,126
  General and administrative (excludes
   stock-based compensation of $256,
   $1,787, $1,013 and $3,512)..........     3,871     3,402     7,671     5,860
  Goodwill impairment..................       --        --      2,854       --
  Restructuring charge.................     2,086       --      2,086       --
  Stock-based compensation.............       418     4,134     1,915     8,168
                                         --------  --------  --------  --------
    Total operating expenses...........    13,311    14,679    29,717    25,705
                                         --------  --------  --------  --------
Loss from operations...................   (13,918)  (10,594)  (36,275)  (18,941)
Other income and expense:
  Interest and other expense...........    (1,984)     (380)   (3,356)     (509)
  Interest and other income............        64       181       322       351
                                         --------  --------  --------  --------
    Total other income (expense).......    (1,920)     (199)   (3,034)     (158)
                                         --------  --------  --------  --------
Loss before income taxes...............   (15,838)  (10,793)  (39,309)  (19,099)
                                         --------  --------  --------  --------
Foreign tax expense....................     1,600       --      1,600       --
                                         --------  --------  --------  --------
    Net loss...........................  $(17,438) $(10,793) $(40,909) $(19,099)
                                         ========  ========  ========  ========
Net loss per common share--basic and
 diluted...............................  $  (0.30) $  (1.27) $  (0.71) $  (2.29)
                                         ========  ========  ========  ========
Shares used in net loss per common
 share calculation--basic and diluted..    57,864     8,575    57,595     8,471
                                         ========  ========  ========  ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       LEXAR MEDIA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                            Six Months Ended
                                                            ------------------
                                                            June 30,  June 30,
                                                              2001      2000
                                                            --------  --------
Cash flows from operating activities:
  Net Loss................................................  $(40,909) $(19,099)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization.........................     1,081       853
    Goodwill impairment...................................     2,854       --
    Restructuring charge..................................     2,086       --
    Amortization of stock-based compensation..............     1,915     8,168
    Imputed and other non-cash interest...................     2,724        89
    Change in operating assets and liabilities:
      Accounts receivable, net............................    (4,244)       28
      Inventory...........................................    18,236    (2,501)
      Prepaid expenses and other assets...................       428    (1,220)
      Accounts payable and accrued liabilities............     1,447     3,620
      Deferred revenue....................................     6,632       902
                                                            --------  --------
        Net cash used in operating activities.............    (7,750)   (9,160)
                                                            --------  --------
Cash flows from investing activities:
  Purchase of property and equipment......................      (728)   (1,488)
  Cash used in acquisition of Impact Peripherals, Ltd. ...       --        (64)
  Cash acquired upon acquisition of Printroom.com, Inc. ..       --         49
  Proceeds from short-term investments....................    19,987     3,896
                                                            --------  --------
        Net cash provided by investing activities.........    19,259     2,393
                                                            --------  --------
Cash flows from financing activities:
  Issuance of stock under employee stock purchase plan....       167       --
  Exercise of stock options...............................        45       301
  Repayment of notes payable..............................    (6,425)      (38)
  Proceeds from notes payable.............................       --       2037
  Proceeds from notes payable to stockholders.............       --     11,775
  Repurchase of stock.....................................        (8)      (11)
                                                            --------  --------
        Net cash provided by (used in) financing
         activities.......................................    (6,221)   14,064
                                                            --------  --------
  Effect of exchange rates on cash and cash equivalents...        (2)      --
                                                            --------  --------
Net increase in cash and cash equivalents.................     5,286     7,297
Cash and cash equivalents at beginning of period..........     8,755     6,495
                                                            --------  --------
Cash and cash equivalents at end of period................  $ 14,041  $ 13,792
                                                            ========  ========
Supplemental disclosure of non-cash financing and
 investing activities:
  Re-pricing of warrants in connection with amended credit
   facility agreement.....................................  $    792  $    --
  Exercise of stock options and restricted stock grants in
   exchange for full recourse notes receivable............       --      3,236
Issuance of warrants and accrual of expenses in connection
 with the Chase credit facility...........................       --      3,940
Issuance of common stock in connection with acquisition of
 Printroom.com and Impact Peripherals, Ltd. ..............       --      4,040
Repurchase of common stock by cancellation of notes
 receivable...............................................       300       --
Issuance of warrant in connection with license and royalty
 agreement................................................       206       --
Issuance of common stock for browser development..........       --        200

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      LEXAR MEDIA, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared by Lexar Media, Inc. (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normally recurring adjustments considered necessary for a fair presentation have been included.

   The financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2001. The condensed consolidated balance sheet data as of December 31, 2000 was derived from the audited financial statements.

   The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for any other future period, including the fiscal year ending December 31, 2001.

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

 Accounting for stock-based compensation

   The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board Interpretation ("FIN") No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of the Company's common stock and the exercise price of the option. SFAS No. 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

 Accounting for derivative instruments and hedging activities

   The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which

                      LEXAR MEDIA, INC. AND SUBSIDIARIES
establish accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 and SFAS No. 138 require that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

   For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

   A majority of the Company's revenues and costs are denominated in United States dollars, and to date the Company has not entered into any derivative contracts. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. The adoption did not have any impact on the Company's consolidated financial statements.

 Recent accounting developments

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

 Shipping and handling costs

   Shipping and handling costs are included in selling and marketing expenses in the Company's condensed consolidated statements of operations. These costs were $0.5 million and $0.2 million for the three months ended June 30, 2001 and June 30, 2000, respectively, and $1.0 million and $0.5 million for the six months ended June 30, 2001 and June 30, 2000, respectively.

Note 3--Balance Sheet Detail (in thousands)

                                                           June 30, December 31,
                                                             2001       2000
                                                           -------- ------------
   Inventories:
     Raw materials........................................  $1,283    $ 4,897
     Controllers..........................................   1,527      1,483
     Flash memory products................................   5,508     19,183
     Ancillary products...................................     982      1,973
                                                            ------    -------
     Inventory............................................  $9,300    $27,536
                                                            ======    =======

                      LEXAR MEDIA, INC. AND SUBSIDIARIES

Note 4--Net Loss Per Common Share (in thousands, except per share data)

                                          Three Months
                                              Ended         Six Months Ended
                                        ------------------  ------------------
                                        June 30,  June 30,  June 30,  June 30,
                                          2001      2000      2001      2000
                                        --------  --------  --------  --------
Numerator:
  Net loss............................. $(17,438) $(10,793) $(40,909) $(19,099)
  Accretion of mandatorily redeemable
   convertible preferred stock.........      --       (139)      --       (278)
                                        --------  --------  --------  --------
  Net loss after accretion of
   mandatorily redeemable convertible
   preferred stock..................... $(17,438) $(10,932) $(40,909) $(19,377)
                                        ========  ========  ========  ========
Denominator:
  Weighted average common shares
   outstanding.........................   60,256    14,867    60,225    14,576
  Weighted average unvested common
   shares subject to repurchase........   (2,392)   (6,292)   (2,630)   (6,105)
                                        --------  --------  --------  --------
  Denominator for basic and diluted
   calculations........................   57,864     8,575    57,595     8,471
                                        ========  ========  ========  ========
  Net loss per common share, basic and
   diluted............................. $  (0.30) $  (1.27) $  (0.71) $  (2.29)
                                        ========  ========  ========  ========

   All outstanding shares under options, warrants and convertible preferred stock during each period have been excluded since they are anti-dilutive.

Note 5--Interest Expense

   Interest expense for the second quarter of 2001 includes imputed interest and other non-cash interest of $1.6 million associated primarily with the amortization of the value of the warrants issued and fees paid in connection with The Chase Manhattan Bank and Access Technology Partners credit facilities. The Chase loan was for a term of one year and was repaid at the end of the second quarter of 2001. Interest expense for the six-month period ended June 30, 2001 includes imputed and other non-cash interest of $2.7 million and includes a charge of $0.7 million, which, in the first quarter of 2001, was added to the principal balance of the notes payable to Access in connection with the forbearance agreement the Company entered into with Access in February 2001.

Note 6--Restructuring

   At the end of the second quarter of fiscal 2001, the Company decided to implement a 27% reduction in its work force and to discontinue its Printroom.com operations. These actions were taken to allow the Company to focus on its core competitive strengths and position itself for revenue growth and near term profitability. In connection with these decisions, the Company recognized a $2.1 million restructuring charge in the second quarter of fiscal 2001 for estimated severance costs related to organizational changes and the planned reduction in work force, to reduce property and equipment to its estimated realizable value and to provide for consolidation of excess facilities and other charges related to the discontinuance of its operation of Printroom.

                      LEXAR MEDIA, INC. AND SUBSIDIARIES

   No restructuring activity had taken place as of June 30, 2001. The reduction of staff by approximately 40 employees, which included personnel from all business functions, was implemented in July and August 2001, and is substantially completed. The discontinuance of Printroom was effected as of August 3, 2001. The following table represents the restructuring as of June 30, 2001:

     Reduction in workforce............................................. $1,052
     Asset write-offs ..................................................    554
     Excess facilities and related costs................................    368
     Other .............................................................    112
                                                                         ------
                                                                         $2,086
                                                                         ======

Note 7--Notes Payable

   In the first quarter of 2001, we were in default of covenants related to our term loan with Access Technology Partners ("Access"). In February 2001, Access agreed to forbear from exercising its rights and remedies against that default. The forbearance period extends until the earlier of (i) December 31, 2001 or (ii) the date any additional default occurs, at which time Access may, at its option, exercise any and all rights or remedies in connection with the aforementioned default.

   At June 30, 2001, the Company was in default of certain covenants in relation to its term loan with Access. In July 2001, Access issued a waiver of this default.

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

Overview

   We design, develop and market high-performance digital film and connectivity products for the digital photography market. Our products and services allow customers to capture digital images and download them quickly to a personal computer for editing, distributing and printing. We also license our proprietary controller technology and sell controllers to other manufactures of flash storage media to address markets adjacent to digital photography.

   Our broad line of high-performance digital film offers removable and reusable storage devices that capture images from a digital camera. During the second quarter of 2001, digital film and other product sales comprised approximately 78.3% of our revenues. Our digital film combines flash memory from leading suppliers with our patented technology to address the needs of professional, commercial and consumer photographers. Our digital film is compatible with substantially all digital cameras, including those manufactured by Agfa, Canon, Casio, Epson, Fuji, Hewlett-Packard, Kodak, Konica, Minolta, Nikon, Olympus, Polaroid, Ricoh, Sony and Yashica. We offer digital film in the three primary media formats currently used by digital cameras: CompactFlash, SmartMedia and Memory Stick, as well as in the MultiMedia Card and Secure Digital Card formats, which are flash memory products used in digital cameras and other electronic devices. We also offer digital film in the PC Card format, but are in the process of phasing out our PC Card digital film products.

   Our digital film reader/writers are products that facilitate the transfer of digital images to personal computers and other devices without a direct connection to the digital camera. Our JumpShot cable connects the universal serial bus, or USB, port to our USB-enabled CompactFlash digital film to quickly and easily transfer images.

   In addition to digital photography, our technology can be applied to a variety of consumer electronic applications such as digital music players, laptop computers, personal digital assistants, telecommunication and network devices and digital video recorders. In order to extend our technology into these adjacent markets, we have selectively licensed our technology to third parties. As one example, we entered into an agreement with Sony in 2000 to combine our proprietary controller technology with their Memory Stick media format and include the Memory Stick as one of our digital film products. The Memory Stick is used in a wide variety of consumer electronic products, including camcorders, personal computers, portable music players, cameras and video recorders.

   In April 2001, we finalized our supply agreement and our license agreement with Samsung Electronics Co., Ltd. Under the supply agreement, we purchase a substantial portion of our flash memory needs from Samsung at an agreed upon pricing formula. Samsung has also guaranteed a certain allocation of flash memory production capacity to us. Samsung also has the right to purchase our flash memory controllers. Under the license agreement, Samsung entered into a royalty-bearing license for our technology for some of their products. We received the first payment under the license agreement in April 2001.

   In April 2001, we entered into a license agreement with Olympus Optical Co., Ltd. and Olympus Promarketing, Inc., which we collectively refer to as Olympus. Under the license agreement, we granted Olympus a non-exclusive license to our technology, agreed that Olympus would bundle our Lexar-branded digital film with all Olympus cameras distributed in Japan, gave Olympus exclusive rights to distribute our Lexar-branded digital film in Japan and agreed to jointly develop next generation digital film for use in Olympus cameras. We received the first payment under the license agreement in June 2001.

   In June 2001, we formed Lexar Media International, Ltd., a subsidiary based in Dublin, Ireland, for the purpose of reducing operational and other costs by centralizing certain activities related to supporting our European markets and our technology licensing activities.

   Revenues. We generate revenues primarily from the sale of digital film and connectivity products to end-users through mass market, photo and original equipment manufacturer channels. In 2000, we began generating revenues from the licensing of our technology to Sony. In the second quarter of 2001 we began generating licensing revenues under our recently signed agreements with Samsung and Olympus. During the second quarter of 2001, we also generated revenues from the sales of our controllers to flash storage manufacturers.

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

   A majority of our sales have been to a limited number of customers. Our top 10 customers accounted for 63.8% of our gross revenues for the six months ended June 30, 2001 and 79.1% of our gross revenues for the six months ended June 30, 2000. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for at least the next several years. Domestic sales account for the majority of our revenues. Product revenues in the United States represented 65.1% of our revenues for the six months ended June 30, 2001 and 62.6% of our revenues for the six months ended June 30, 2000.

   Cost of Revenues. Our cost of revenues consists primarily of materials costs, with flash memory accounting for most of those costs. We maintain relationships with key suppliers, which we believe will be able to provide us with sufficient quantities of flash memory during 2001. We have an agreement with Samsung Electronics under which it has become our primary supplier of flash memory and has guaranteed that we have access to a portion of its available production capacity. The price we have historically paid for flash memory has fluctuated considerably and decreased significantly in 2000 and in the first half of 2001. We expect to continue to see price declines through the remainder of 2001. In addition, cost of revenues includes expenses related to materials procurement, inventory management and adjustments and manufacturing. In accordance with our settlement agreement with SanDisk, beginning in the second quarter of 2001, we began incurring royalty expenses related to domestic sales of our CompactFlash digital film that utilizes our previous generation controller technology. We do not owe royalties on sales made outside of the U.S. or on digital film that includes our next generation controller technology.

   Research and Development. Our research and development expenses include salaries and related expenses for research and development personnel, fees for outside consultants, patent costs and prototype development and materials costs. We believe that continued investment in research and development is important to attain our strategic objectives and expect research and development expenses in the third quarter of 2001 to be consistent with our research and development expenses in the second quarter of 2001.

   Sales and Marketing. Our sales and marketing expenses include salaries and related expenses for sales and marketing personnel, advertising, customer service, technical support, distribution and travel and trade show expenses. We expect sales and marketing expenses to decrease in the third quarter of 2001 as compared with the second quarter of 2001 due to the recent restructuring of our business.

   General and Administrative. Our general and administrative expenses include salaries and related expenses for executive, administrative and operational personnel, fees for professional services and other corporate expenses. We expect our general and administrative expenses to decrease in the third quarter as compared with the second quarter due to the recent restructuring of our business.

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

   Restructuring. At the end of the second quarter of fiscal 2001, we decided to implement a 27% reduction in our work force and to discontinue our Printroom.com operations. These actions were taken to allow us to focus on our core competitive strengths and position us for future revenue growth and near term profitability.

Our History of Losses

   We have incurred significant losses to date. As of June 30, 2001, we had an accumulated deficit of approximately $129.3 million. We intend to continue to expend significant financial and management resources on developing additional products and services, improving our technologies and expanding our operations. As a result, we expect to continue to incur additional losses and negative cash flow through most of 2001. In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily indicative of our future growth.

Results of Operations

   The following table sets forth our statement of operations data expressed as a percentage of net sales for the periods indicated:

                                           Three months
                                               ended         Six months ended
                                         ------------------  ------------------
                                         June 30,  June 30,  June 30,  June 30,
                                           2001      2000      2001      2000
                                         --------  --------  --------  --------
   Revenues:
     Product revenues...................    78.3 %   99.0 %     88.1 %   99.4 %
     License revenues...................    21.7 %    1.0 %     11.9 %    0.6 %
                                          ------    -----     ------    -----
       Total revenues...................   100.0 %  100.0 %    100.0 %  100.0 %
   Cost of revenues.....................   103.5 %   83.5 %    119.5 %   83.4 %
                                          ------    -----     ------    -----
     Gross margin.......................    (3.5)%   16.5 %    (19.5)%   16.6 %
                                          ------    -----     ------    -----
   Operating expenses:
     Research and development...........     9.3 %    8.1 %      9.6 %    8.7 %
     Sales and marketing................    30.7 %   20.7 %     35.7 %   19.9 %
     General and administrative.........    22.3 %   13.7 %     22.8 %   14.4 %
     Goodwill impairment................     --       --         8.5 %    --
     Restructuring charge...............    12.1 %    --         6.2 %    --
     Stock-based compensation...........     2.4 %   16.7 %      5.7 %   20.0 %
                                          ------    -----     ------    -----
       Total operating expenses.........    76.8 %   59.2 %     88.6 %   63.0 %
   Loss from operations.................   (80.3)%  (42.8)%   (108.1)%  (46.4)%
   Other income (expense)...............   (11.1)%   (0.8)%     (9.0)%   (0.4)%
                                          ------    -----     ------    -----
   Loss before income taxes.............   (91.4)%  (43.6)%   (117.1)%  (46.8)%
                                          ------    -----     ------    -----
   Foreign tax expense..................     9.2 %    0.0 %      4.8 %    0.0 %
                                          ------    -----     ------    -----
       Net loss.........................  (100.6)%  (43.6)%   (121.9)%  (46.8)%
                                          ======    =====     ======    =====

Revenues

   Total revenues for the second quarter of 2001 decreased $7.5 million, or 30.2%, to $17.3 million from $24.8 million for the second quarter of 2000. Revenues for the first six months of 2001 decreased $7.2 million, or 17.6%, to $33.6 million from $40.8 million for the first six months of 2000.

   Product revenues comprised 78.3% and 99.0% of total revenues for the second quarters of 2001 and 2000, respectively. Product revenues for the second quarter of 2001 decreased $10.9 million, or 44.5%, to $13.6 million from $24.5 million in the second quarter of 2000. Product revenues comprised 88.1% and 99.4% of total revenues for the first six months of 2001 and 2000, respectively. Product revenues for the first six months of 2001 decreased $11.0 million, or 27.2%, to $29.6 million from $40.6 million in the second quarter of 2000. The decrease in product revenue for the three and six month periods was primarily the result of increases in price protection and rebates, lower shipments of our digital film and connectivity products to OEM customers as a result of our strategy to sell controllers rather than digital film to such customers and declining average selling prices. The decline in average selling prices was due to increased price competition resulting from declining flash memory costs and a change in product mix. In the second quarter of 2001, we derived product revenues of 50.8%, 16.3% and 9.7% from customers in the United States, Europe and Asia, respectively. In the second quarter of 2000, we derived product revenues of 61.6%, 25.3% and 10.6% from customers in the United States, Asia and Europe, respectively. Two customers accounted for 20.6% and 11.1% of our gross product revenues in the second quarter of 2001. Three customers accounted for 21.0%, 20.2%, and 11.2% of our product revenues in the second quarter of 2000. In the first six months of 2001, we derived product revenues of 65.1%, 16.3% and 5.3% from customers in the United States, Europe and Asia, respectively. In the first six months of 2000, we derived product revenues of 62.6%, 23.1% and 12.7% from customers in the United States, Asia and Europe, respectively. Two customers accounted for 13.4 % and 10.0% of our product revenues in the first six months of 2001. Three customers accounted for 17.6%, 13.9%, and 12.1% of our revenues in the first six months of 2000.

   Licensing revenues comprised 21.7% and 1.0% of total revenues for the second quarters of 2001 and 2000, respectively. Licensing revenues for the second quarter of 2001 increased $3.5 million, or 1404.0%, to $3.8 million from $0.3 million in the second quarter of 2000. Licensing revenues comprised 11.9% and 0.6% of total revenues for the first six months of 2001 and 2000, respectively. Licensing revenues for the first six months of 2001 increased $3.8 million, or 1503.6%, to $4.0 million from $0.3 million for the first six months of 2000. The increase in licensing revenues is a result of the licensing agreements that we have entered into during 2001.

   In the second quarter of 2001, in addition to revenues from sales of our digital film and connectivity products, and licensing agreements we also recognized $0.1 million in revenue from sales of our controllers, as compared with $0.2 million in the second quarter of 2000. In the first six months of 2001 we recognized $0.2 million in revenue from sales of our controllers, as compared with $0.3 million in the first six months of 2000. During the second quarter of 2001 we entered into several controller sales agreements. As a result of these agreements we expect to recognize increased revenues from sales of our controllers through the remainder of 2001. Revenue from the sales of our controllers is included as part of our product revenues.

   Revenues in the second quarter of 2001 were negatively impacted by a significant increase in sales discounts and allowances of approximately $3.7 million. In the second quarter of 2000, we incurred approximately $0.4 million in sales discounts and allowances. For the first six months of 2001, sales discounts and allowances were approximately $7.8 million compared to $0.8 million for the first six months of 2000. These increases were the result of increased price competition resulting in significant price protection and rebates. Sales returns for the second quarter of 2001 were $1.2 million compared with $0.6 million in the second quarter of 2000. Sales returns for the first six months of 2001 were $2.3 million compared with $0.9 million for the first six months of 2000. These increases were the result of an increased percentage of business with retailers in the first half of 2001 as compared to 2000.

Cost of revenues

   Cost of revenues decreased approximately $2.7 million, or 13.2%, to $17.9 million for the second quarter of 2001 from $20.7 million for the second quarter of 2000. The decrease in cost of revenues was driven by the decrease in product revenue which was partially offset by an increase in inventory cost adjustments and increased manufacturing costs. Cost of revenues increased $6.1 million, or 17.9%, to $40.1 million for the six months of 2001 from $34.0 million for the first six months of 2000. This increase was driven by an increase in units shipped, a trend toward higher capacity products with higher costs, and adjustments related to excess and obsolete inventory. License revenues have no significant related costs in cost of revenues.

   Cost of revenues as a percentage of revenues for the second quarter of 2001 increased to 103.5% from 83.5% for the second quarter of 2000. Cost of revenues as a percentage of revenues for the first six months of 2001 increased to 119.5% from 83.4% for the first six months of 2000. These increases were due to the combination of cost factors, primarily inventory cost adjustments and manufacturing costs in combination with the decline in reported revenues due to the factors noted in "Revenues" above, primarily declining average selling prices and increases in price protection and rebates offset by increased license revenues.

Gross margin

   We expect gross margins to increase compared to the quarter ended June 30, 2001 as a result of our expected shift in mix to higher margin products and license revenues as a result of the full implementation of our agreements with Samsung, as well as an anticipated slowing in the rate of price protection costs and a stabilization of inventory values and efficiencies in inventory management. In the second quarter of 2001, we began generating licensing revenues related to our agreements with Samsung and Olympus. In the second quarter of 2001, we also signed a number of controller sales agreements and saw modest revenues during the quarter of 2001 and expect to see increased revenues associated with our controller business in the third quarter of 2001. Partially offsetting these increases, we anticipate pressure on our gross margins due to a number of factors, including changes in our product and customer mix, flash memory costs, prices of competitive products and higher costs in the introduction of new products.

   Research and Development. For the second quarter of 2001, research and development expenses decreased 20.0% to $1.6 million, or 9.3% of revenue, from $2.0 million, or 8.1% of revenue, for the second quarter of 2000. For the first six months of 2001, research and development expenses decreased 9.7% to $3.2 million, or 9.6% of revenue, as compared to $3.6 million, or 8.7% of revenue, for the first six months of 2000. These decreases were due to operational efficiencies.

   Sales and Marketing. Sales and marketing expenses for the second quarter of 2001 increased slightly to $5.3 million, or 30.7% of revenues, as compared to $5.1 million, or 20.7% of revenues, for the second quarter of 2000. Sales and marketing expenses for the first six months of 2001 increased to $12.0 million, or 35.7% of revenues, as compared to $8.1 million, or 19.9% of revenues, for the first six months of 2000. The increase in sales and marketing expenses for the second quarter of 2001 and the first six months of 2001 was primarily due to significant increases in marketing, advertising and promotion costs invested during the second quarter of 2001 and first six months of 2001. The increase in sales and marketing expenses as a percentage of revenues during the second quarter of 2001 and the first six months of 2001 compared with the second quarter of 2000 and the first six months of 2000 was due to the relative increase in dollars spent combined with decreased revenues.

   General and Administrative. General and administrative expenses for the second quarter of 2001 increased 13.8% to $3.9 million, or 22.3% of revenues, as compared to $3.4 million, or 13.8% of revenues, for the second quarter of 2000. General and administrative expenses for the first six months of 2001 increased 30.9% to $7.7 million, or 22.8% of revenues, as compared to $5.9 million, or 14.4% of revenues, for the first six months of 2000. During the second quarter of 2001 and the first six months of 2001, the increase in general and administrative expenses was primarily due to an increased number of personnel, increased occupancy and insurance costs and increased professional fees, primarily legal fees. The increase in general and administrative expenses as a percentage of revenues was due to the cost factors noted combined with relatively decreased revenue.

   Goodwill impairment. During the first quarter of 2001, a charge of $2.9 million, or 17.6% of revenue, was recognized for an other than temporary impairment of Printroom.com goodwill in the first quarter of 2001. During the second quarter of 2001 management decided to discontinue the Printroom.com operation. The discontinuance of Printroom.com was completed on August 3, 2001.

   Restructuring. At the end of the second quarter of fiscal 2001, we decided to implement a 27% reduction in our work force and to discontinue our Printroom.com operations. These actions were taken to allow us to focus on our core competitive strengths and position us for future revenue growth and near term profitability. In connection with these decisions, we recognized a $2.1 million restructuring charge in the second quarter of fiscal 2001 for estimated severance costs related to organizational changes and the planned reduction in work force, to reduce property and equipment to its estimated realizable value and to provide for consolidation of excess facilities and other charges related to the discontinuance of our operation of Printroom.

   No restructuring activity had taken place as of June 30, 2001. The reduction of staff by approximately 40 employees, which included personnel from all business functions, was implemented in July and August 2001, and is substantially completed. The discontinuance of Printroom was effected as of August 3, 2001. The following table represents the restructuring as of June 30, 2001:

     Reduction in workforce ............................................ $1,052
     Asset write-offs ..................................................    554
     Excess facilities and related costs................................    368
     Other .............................................................    112
                                                                         ------
                                                                         $2,086
                                                                         ======

Stock-Based Compensation

   Stock-based compensation for the second quarter of 2001 decreased 90.0% to $0.4 million, or 2.4% of revenues, as compared to $4.1 million, or 16.7% of revenues, for the second quarter of 2000. Stock-based compensation for the first six months of 2001 decreased 76.6% to $1.9 million, or 5.7% of revenues, as compared to $8.2 million, or 20.0% of revenues, for the first six months of 2000. The decreases in both comparative periods resulted from lower amortization under the FIN 28 model and adjustments related to employee terminations.

Other Income and Expense

   Interest income for the three-month periods ended June 30, 2001 and 2000, was $0.3 million and $0.2 million, respectively. For the six-month periods ended June 30, 2001 and 2000, we recognized $0.7 million and $0.4 million, respectively, in interest income. These increases were due primarily to earnings from cash and cash equivalents from the proceeds of loans and our initial public offering. Foreign exchange loss for the second quarter of 2001 was $0.2 million, or 1.2% of revenues, compared to a de mimimus amount for the second quarter of 2000. Foreign exchange loss for the first six months of 2001 increased 300% to $0.4 million, or 1.2% of revenues, as compared to $0.1 million, or 0.2% of revenues, for the first six months of 2000. The increases in the losses were primarily attributable to increased European sales activities and fluctuations in European currency and the Japanese yen.

   Interest expense for the second quarter of 2001 increased 422.1% to $2.0 million, or 11.4% of revenues, compared to $0.4 million or 1.5% of revenues for the second quarter of 2000. Interest expense for the first six months of 2001 increased 559.3% to $3.4 million, or 10.0% of revenues, as compared to $0.5 million, or 1.2% of revenues, for the first six months of 2000. Interest expense for the second quarter of 2001 includes imputed interest of $1.6 million, associated primarily with the amortization of the value of the warrants issued and fees paid in connection with The Chase Manhattan Bank and Access Technology Partners credit facilities, the write-off of the remaining balances related to fees on the Chase loan that was repaid and the write-off of the warrants issued to Chase. The Chase loan was for a term of one year and was repaid at the end of the second quarter of 2001. The imputed and other non-cash interest for the first six months of 2001 was $2.7 million and includes a charge of $0.7 million, which, in the first quarter of 2001, was added to the principal balance of the notes payable to Access in connection with the forbearance agreement we entered into with Access in February 2001.

Income Taxes

   Income tax expense for the second quarter of 2001 was $1.6 million, or 9.2% of revenues. We recognized no income tax expense in the second quarter of 2000. Income tax expense for the first six months of 2001 was $1.6 million, or 4.8% of revenues. We recognized no income tax expense in the first six months of 2000. This increase represents foreign taxes withheld on payments from foreign licensees. These taxes are recoverable only as a credit against federal income taxes. No credit for the recoverability has been recorded. As of June 30, 2001, we believe we have sufficient tax loss carryforward balances to offset any federal or state liability related to our operations for the three and six months ended June 30, 2001. We had recorded losses for the same periods ended June 30, 2000. We have established a 100% valuation allowance since it is more likely than not that no benefit will be realized for our deferred tax assets.

Liquidity and Capital Resources

   From our inception until the completion of our initial public offering in August 2000, we financed our operations primarily through private sales of our common stock and preferred stock, and, to a lesser degree, through debt financings. As of June 30, 2001, we had approximately $14.0 million in cash and cash equivalents.

   Net cash used in operating activities was $7.8 million and $9.2 million for the six months ended June 30, 2001 and June 30, 2000, respectively. For the six months ended June 30, 2001, net cash used in operating activities resulted primarily from our net loss of $40.9 million and an increase of $4.2 million in accounts receivable, partially offset by an $18.2 million decrease in inventory, a $6.6 million increase in deferred revenue, a $2.9 million non-cash charge related to the write off of Printroom.com goodwill, $2.7 million in imputed and other non-cash interest charges, a $2.1 million restructuring charge, $1.9 million in amortization of stock-based compensation and a $1.4 million increase in accounts payable and accrued liabilities. The $18.2 million decrease in inventory was accomplished through stricter inventory controls, and the write down of certain items to the lower of cost or market. The $6.6 million increase in deferred revenues was primarily the result of cash received in relation to licensing agreements for which the revenue recognition criteria has not been met. For the six months ended June 30, 2000, net cash used in operating activities resulted primarily from a $19.1 million net loss, a $2.5 million increase in net inventory and a $1.2 million increase in prepaid and other assets, which was partially offset by $8.1 million in amortization of stock-based compensation, an increase of $3.6 million in accounts payable and other accrued liabilities, and an increase of $0.9 million in deferred revenue.

   Net cash provided by investing activities was $19.3 million and $2.4 million for the six months ended June 30, 2001 and June 30, 2000, respectively. For the six months ended June 30, 2001 and June 30, 2000, net cash provided by investing activities was primarily attributable to proceeds from short-term investments of $20.0 million and $3.9 million, respectively, and was partially offset by purchases of property and equipment of $0.7 million and $1.5 million, respectively.

   Net cash used by financing activities was $6.2 million for the six months ended June 30, 2001 and consisted primarily of $6.4 million in repayment of notes payable under our credit facililty with Chase. Net cash provided by financing activities was $14.1 million for the six months ended June 30, 2000. The primary source of cash was the proceeds from notes payable to stockholders and others.

   As of June 30, 2001, there was $4.7 million outstanding, before debt discount of $2.0 million, under the Access term loan. These borrowings are collateralized by all of our assets, and we are required to comply with financial and other covenants contained in the loan agreements. In the first quarter of 2001, we were in default of covenants related to our term loan with Access Technology Partners ("Access"). In February 2001, Access agreed to forbear from exercising its rights and remedies against that default. The forbearance period extends until the earlier of (i) December 31, 2001 or (ii) the date any additional default occurs, at which time Access may, at its option, exercise any and all rights or remedies in connection with the aforementioned default. At June 30, 2001, the Company was in default of covenants in relation to its term loan with Access. In July 2001, Access issued a waiver of this default.

   We anticipate that the $14.0 million in cash and cash equivalents as of June 30, 2001, which includes our Access term loan, together with the receipt of licensing payments and the operational efficiencies we have implemented as part of our restructuring will be sufficient to meet our projected needs for working capital and capital expenditures through the end of 2001. However, the timing of cash requirements during the quarter could deplete our cash balances to levels which may impede our ability to maintain or increase our current level of business. We have taken measures to conserve cash by reducing headcount and the discontinuation of operations of Printroom.com and are looking at ways to further reduce our operating expenses in the future. In addition, we are actively pursuing financing alternatives to fund anticipated future growth and may need to raise additional funds prior to the expiration of this period if, for example, our license revenues or sales of our controllers and other higher margin products, which each have significantly higher margins than sales of our digital film products, do not increase as much as we anticipate, we do not remain in compliance with the provisions of our term loan and our lender declares us to be in default or we experience operating losses that exceed our current expectations. Our term loan also contains covenants that restrict our ability to incur additional indebtedness. Additional financing may be difficult to obtain on favorable terms if required, or at all.

Recent accounting developments

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

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

   We incurred a net loss of approximately $40.9 million for the six months ended June 30, 2001, compared to $19.1 million for the six months ended June 30, 2000. As of June 30, 2001, we had an accumulated deficit of approximately $129.3 million. We expect to incur additional losses this year. The size of our future losses and our ability to become profitable substantially depend on the rate of growth of the market for digital cameras and digital film, the extent to which our products and services are accepted by this market and purchased by consumers, and our ability to reduce our operating expenses from their current level. In addition, we must generate substantially increased revenues from selling higher margin products as well as licensing our proprietary controller technology and selling our controllers on a stand-alone basis to third parties, as these products have significantly higher margins than our standard digital film. We also must reduce the costs of manufacturing and selling our digital film products, as well as reduce our internal and channel inventory. Some customers are also requesting that we sell our digital film to them on consignment, which would negatively impact our cash needs. In addition, we incurred non-cash deferred charges of $1.9 and $8.2 million through June 30, 2001 and June 30, 2000, respectively, relating to stock-based compensation. At June 30, 2001, $3.3 million of deferred stock-based compensation charges remained to be charged against our future operations. If we are unsuccessful in increasing overall revenues, and in particular those generated from sales of our higher margin products and from licensing our technology, as well as reducing our operating expenses, we will not become profitable by the end of 2001 and may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

 If we are unable to obtain additional financing for our future capital needs, we may be unable to develop or enhance our products, expand our operations, respond to competitive pressures or continue our operations.

   We currently anticipate that our available capital, together with our term loan and our licensing revenues, will be sufficient to meet our anticipated needs for working capital and capital expenditures through the end of 2001. However, the timing of cash requirements during the quarter could deplete our cash balances to levels which may impede our ability to maintain or increase our current level of business. We are actively pursuing financing alternatives to fund anticipated future growth and may need to raise additional funds prior to the expiration of this period if, for example, our licensing revenues or sales of our controllers or other higher margin products do not increase to the degree we anticipate, we do not remain in compliance with the provisions of our term loan and our lender declares us to be in default, we are unable to sufficiently reduce our operating expenses, or we experience operating losses that exceed our current expectations. Our term loan also contains covenants that restrict our ability to incur additional indebtedness. It may be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders. However, the trading price of our common stock and the downturn in the U.S. economy may make it more difficult for us to obtain financing through the issuance of equity or debt securities. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond appropriately to competitive pressures or continue our operations.

 If we default under our credit agreement, or if it is not renewed, we may experience a cash shortfall.

   In June 2000, we entered into a $10 million credit agreement with Access Technology Partners, L.P. We granted Access a security interest in substantially all of our assets as collateral for amounts that we borrow under this agreement. As of June 30, 2001, we had borrowings of approximately $4.7 million outstanding under this agreement. The agreement provides that any of the following events, as well as others specified in the agreement, may constitute a default by us under the agreement:

  .  failure to make payments under this agreement on time;

  . failure to comply with the requirements and restrictions imposed on us by this agreement;

  .  default under our other obligations;

  . any person or group becomes the beneficial owner of 20% or more of our outstanding common stock; and

  . other events which could have a material adverse effect on our company. If we default under this agreement, and the default is not cured by us or waived by Access, it may elect to accelerate all amounts due and terminate the term loan, foreclose on the collateral subject to a security interest under this agreement and sue us for other amounts due and other damages. Any of these results could result in a shortfall of cash for us or force us to cease operations. Moreover, the maturity date of the term loan is June 2003. If we do not achieve and sustain profitability before the maturity date, we may need to pursue additional financing to support our operations.

   In the first quarter of 2001, we were in default of covenants related to our term loan with Access Technology Partners ("Access"). In February 2001, Access agreed to forbear from exercising its rights and remedies against that default. The forbearance period extends until the earlier of (i) December 31, 2001 or (ii) the date any additional default occurs, at which time Access may, at its option, exercise any and all rights or remedies in connection with the aforementioned default.

 Our quarterly operating results and gross margins declined significantly in the fourth quarter of 2000 and the first and second quarters of 2001, as compared to the first two quarters of 2000, may fluctuate significantly in the future and are difficult to predict. If our future results are below the expectations of investors or securities analysts, the market price of our common stock could decline significantly.

   Our quarterly operating results and gross margins declined significantly in the fourth quarter of 2000 and the first and second quarters of 2001, as compared to the first two quarters of 2000, and are likely to vary significantly in the future based on a number of factors related to our industry and the markets for our products. We will have little or no control over many of these factors and any of these factors could cause the price of our common stock to fluctuate significantly. These factors include, among others:

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

   Although consumers have recently begun to purchase digital cameras in volume, they still exert pressure on digital camera manufacturers and on us to lower prices of digital photography products, like our digital film, to prices comparable to those of traditional photography products. Our competitors also impose pricing pressures on us. In addition, because a large percentage of our sales are to a small number of customers that are primarily retail consumer chains, distributors and large original equipment manufacturers, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. In 2000 and in the first and second quarters of 2001, we significantly reduced the prices of many of our digital photography products, and may need to do so in the future to remain competitive. Any reduction in prices by us will negatively impact our gross margins, unless we can manage our internal and channel inventories to minimize such price declines and reduce our costs. In addition, some customers are now requesting that we sell our digital film to them on a consignment basis. If we agree to such arrangements, we will have to carry higher levels of inventory. If we are unable to reduce our costs to offset declines in average selling prices or increase the sales volume of our existing products, our gross margins will be adversely affected. We anticipate that our average selling prices will continue to decline for the foreseeable future.

 Because we protect many of our retail customers and distributors against the effects of price decreases on their inventories of our products, we may continue to incur large price protection charges if we reduce our prices when there are large quantities of our products in our distribution channel.

   More than half of our sales in the second quarter of 2001 were made through distributors and retailers to which we have provided price protection. In the second quarter of 2001, we incurred approximately $3.2 million in price protection charges, and we anticipate that we will continue to incur significant price protection charges for the remainder of 2001 due to increased competitive pricing pressures.

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

   We have recently entered into a license agreement with Olympus Optical Co., Ltd. and Olympus Promarketing, Inc. in which we have given Olympus the exclusive right to distribute our Lexar-branded digital film in Japan. Under our agreement, we will primarily recognize revenues on digital film on sales in Japan from royalties that Olympus will pay us on all Lexar-branded digital film that it sells in Japan. If Olympus does not aggressively promote our product, or if Olympus chooses to promote its own brand at the expense of the Lexar brand, our revenue will be negatively impacted.

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

   We have historically purchased substantially all of our flash memory from Toshiba America Electronic Corporation and Samsung Semiconductor, Inc. As a result of our recent agreement with Samsung, it has become our primary supplier of flash memory, which is the primary component of our digital film. We expect that the demand for flash memory over the next several years will be substantially greater than in past periods due to the increasing acceptance of digital cameras and other digital consumer products. If we are unable to obtain sufficient quantities of flash memory from Samsung or, if necessary from another flash memory supplier in a timely manner, we would not be able to manufacture and deliver digital film to satisfy our customers' requirements. In addition, if Samsung is unable to ensure that its flash memory is technologically and price competitive, we may also be unable to satisfy our customers' requirements. If we are not able to satisfy the requirements of our customers, they may reduce any future orders or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. Because we will obtain most of our flash memory from Samsung, our relationships with other flash suppliers may not be as strong as they had been in the past. Other flash suppliers may not be able to supply our flash memory needs if we cannot obtain adequate supplies from Samsung. Even if we are able to obtain flash memory in sufficient volume and on schedules that permit us to satisfy our delivery requirements, we cannot assure you that the prices charged by these suppliers will enable us to compete effectively in our market. Samsung and many other potential suppliers of flash memory are located in Asia, a region that has been, and in the future may be, affected by economic and political instability that could adversely affect the price and supply of flash memory. If we are unable to obtain flash memory at economical prices, our margins would decline unless we could raise the prices of our products in a commensurate manner. The existing competitive conditions may not permit us to do so, in which case we may suffer increasing losses or reduced profits.

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

   Historically, a small number of our customers have accounted for a significant portion of our product revenues. In the second quarter of 2001, sales to the 10 customers from which we received the greatest revenues accounted for approximately 70.9% of our revenues. Our revenues could decline if one or more of these customers were to significantly reduce, delay or cancel their orders, decide to purchase digital film manufactured by one of our competitors, develop and manufacture their own digital film or cease operations due to the downturn in the nation's economy or otherwise. In the second quarter 2001, sales to our major OEM customers continued to decline relative to first quarter due to our strategy to sell controllers rather than digital film to such customers. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, would also reduce our revenues. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

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

 We expect to increase our reliance on retailers to sell our digital film products.

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

  .  reduced ability to forecast sales;

  . reduction of gross margins, delays in collecting receivables and increased inventory levels due to the increasing tendency for some retailers to require products on a consignment basis;

  . retailers may emphasize our competitors' products or decline to carry our products; and

  . continued downward pricing pressure in the retail channel could continue to necessitate price protection of the inventories of our products that many of our customers carry.

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

   We have become a party to litigation with third parties to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These lawsuits could subject us to significant liability for damages or invalidate our proprietary rights. For example, in the fourth quarter of 2000, we entered into a settlement agreement with our primary competitor, SanDisk Corporation, under which we agreed to remit to SanDisk $6.0 million in net payments and make certain royalty payments to SanDisk. Any future lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

   Substantially all of our CompactFlash digital film is currently assembled and tested by Venture Manufacturing in the United States and Singapore and Flash Electronics, Inc. in Fremont, California. We do not have long-term agreements with Venture Manufacturing or Flash Electronics and typically obtain services from them on a per order basis. Additionally, our controllers are assembled, tested and packaged primarily by Advanced Semiconductor Engineering, Inc. in Taiwan and Multitech Design & Test, Inc. in Sunnyvale, California. Our reliance on these subcontractors involves risks such as reduced control over delivery schedules, quality assurance, inventory levels and costs. These risks could result in product shortages or increase our costs of manufacturing, assembling or testing our products. If these subcontractors are unable or unwilling to continue to provide assembly and test services and deliver products of acceptable quality, at acceptable costs and in a timely manner, we would have to identify and qualify additional substitute subcontractors. This could be time-consuming and difficult and result in unforeseen operations problems.

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

   Our future success will depend to a significant extent on the continued services of our key employees, including Eric B. Stang, our President and Chief Executive Officer, and Petro Estakhri, our Chief Technology Officer and Executive Vice President of Engineering. Our success will also depend on our ability to attract and retain qualified technical, sales, marketing, finance and managerial personnel. If we are unable to find, hire and retain qualified individuals, we may have difficulty implementing portions of our business strategy in a timely manner, or at all. Petro Estakhri, Eric B. Stang, and Mike Assar, our Senior Vice President, Technology, are the only employees with whom we have entered into employment agreements. In addition, we do not maintain key man life insurance on the members of our senior management team, other than John H. Reimer, Chairman of our Board, and Mr. Estakhri.

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

   Sales outside of the United States accounted for 49.2% of our revenues for the three months ended June 30, 2001. We generated a majority of our international revenues from licensing agreements in Asia and product sales in Europe. The European market is intensely competitive. One of our principal growth strategies is to expand our presence in this and other international markets both through increased international sales and strategic relationships. We also anticipate conducting transactions in the euro, and are expanding distribution of our products into Latin America. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our revenue in future periods. Accordingly, we are subject to international risks, including:

  .  foreign currency exchange fluctuations;

  . political and economic instability, particularly in light of recent economic volatility encountered by Japan;

  . delays in meeting customer commitments due to difficulties associated with managing an international distribution system;

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

  . natural disasters, political uncertainties and changing regulator environments in foreign countries; and

  .  difficulties in hiring and managing employees in foreign countries.

   The sales of our products are denominated primarily in United States dollars. As a result, increases in the value of the United States dollar relative to foreign currencies could cause our products to become less competitive in international markets and could result in a reduction in sales and profitability. As a result of our European subsidiary, Lexar Media, Europe, we have product sales denominated in British pounds and anticipate that future sales will also be denominated in the Euro and other foreign currencies. In addition, we have sales to customers denominated in Canadian dollars and Japanese yen, and anticipate having some sales in Latin American currencies in 2001. To the extent our prices are denominated in foreign currencies, particularly the British pound and Japanese yen, we will be exposed to increased risks of currency fluctuations. We have no hedging policies in place to mitigate these potential risks, and we cannot assure you that any policies or techniques implemented in the future will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations.

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

 General economic conditions and reduced demand for digital film and related products may prevent us from achieving targeted revenues and profitability.

   Our revenues and our ability to achieve and sustain profitability depends significantly on the overall demand for digital film and related products. Our customers' decisions to purchase our products are largely discretionary. The slowdown in the U.S. and global economy may cause customers to defer or alter purchasing decisions, and accordingly could reduce demand for our products. Softening demand for these products caused by worsening economic conditions has resulted and may result in decreased revenues in the future. As a result, there is uncertainty with respect to our expected revenues for the balance of 2001, and further delays or reductions in spending on digital film and related products could have a material adverse effect on our revenues and operating results.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk.

   Foreign currency risk. We sell our products primarily to customers in the U.S. and, to a lesser extent, Japan, Canada and Europe. Most of our sales are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our sales will be denominated in British pounds, the Japanese yen and possibly the euro and Latin American currencies. As a result, it is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar rises in comparison to the local currency, which may make it more difficult to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Approximately 34.1% of our revenues for the six months ended June 30, 2001 were derived from countries other than the United States. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. These risks may change if we acquire businesses outside the U.S. or if we sell in non-U.S. dollar denominated currencies.

   Interest rate risk. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. The risk associated with fluctuating interest expense is limited to the exposure related to those debt instruments and credit facilities that are tied to market rates. At June 30, 2001 we had no outstanding debt instruments which were tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk and market risk. We plan to mitigate default risk by investing in investment-grade securities. We have historically invested in investment-grade, short-term securities that we have held until maturity to limit our market risk.

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

   On April 6, 2001, Memtek Products, Inc. sued us seeking declaratory relief that its products do not infringe our U.S. Patent Nos. 5,907,856, 5,930,815 and 5,845,313. This suit was filed in the United States District Court for the Central District of California. On July 16, 2001, the Court granted our motion to dismiss this case and transfer the litigation to the Northern District of California where we have a complaint pending against Memtek Products, Inc.

   On April 13, 2001, we filed an amended complaint in our litigation with Pretec Electronics Corporation, naming Memtek Products, Inc., as an additional defendant. On June 26, the court allowed us to file our second amended complaint in our litigation with Pretec Electronics Corporation, naming C-One as an additional defendant and adding our U.S. Patent No. 5,479,638 against all of the defendants In this action we allege that Memtek Products, Inc. and the other defendants infringe our U.S. Patent Nos. 5,479,638, 5,818,781, 5,907,856, 5,930,815 and 6,145,051. This suit is pending in the United States District Court for the Northern District of California. We are seeking injunctive relief and damages against all of the defendants.

   On May 10, 2001, SanDisk sued Viking Components Inc. for the manufacture and sale of flash cards using Lexar's 1140, 1145, 1175 and 1250 flash memory controllers. These flash memory controllers were the subject of the SanDisk v. Lexar litigation which was settled in November 2000. SanDisk is seeking an injunction and damages against Viking Components. We have agreed to indemnify Viking in its defense of this litigation.

Item 2. Changes in Securities and Use of Proceeds.

   (c) Recent Sales of Unregistered Securities.

   On April 3, 2001, we issued a warrant to purchase 200,000 shares of our common stock to Olympus Japan and a warrant to purchase 300,000 shares of our common stock to Olympus Japan Co., Ltd., each at an exercise price of $1.13 per share, in connection with an OEM and technology licensing agreement we entered into with Olympus Optical Co.

   (d) Use of Proceeds.

   On August 14, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (No. 333-30556) relating to the initial public offering of our common stock.

   The net offering proceeds to us from our initial public offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $53.3 million. A portion of the proceeds have been used to fund continuing operations, to repay bridge financing notes totaling $13.3 million and to pay $6.0 million in net payments to SanDisk in settlement of patent litigation with SanDisk in November 2000. As of June 30, 2001, we had approximately $14.0 million in proceeds remaining from our initial public offering, which are being used to support our business operations and to provide working capital.

Item 3. Defaults Upon Senior Securities.

   During the second quarter of 2001, the Company repaid the entire balance of $6.1 million outstanding against the Chase revolving credit line.

   At June 30, 2001, the Company was in default of covenants in relation to its term loan with Access Technology Partners. In July 2001, Access Technology Partners issued a waiver of this default.

Item 4. Submission of Matters to a Vote of Security Holders.

   The 2001 Annual Meeting of Stockholders was held on June 5, 2001 at the Fremont Marriott, 46100 Landing Parkway, Fremont, California. At the meeting, our stockholders voted upon the following matters: (1) The election of two Class I directors, John A. Rollwagen and William J. Stewart, each for a term of three years and until his successor has been elected and qualified or until his earlier resignation, death or removal, and (2) the ratification of the selection of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2001. The results of each proposal are as follows.

   In Proposal No. 1, our stockholders elected two Class I directors to serve for a three-year term expiring at the Annual Meeting of Stockholders in 2004 was approved by our stockholders. The nominees received the following votes:

                                                                For     Withheld
                                                             ---------- --------
       John A. Rollwagen.................................... 38,116,547  27,500
       William J. Stewart................................... 38,116,547  27,500

   In Proposal No. 2, our stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2001. This proposal received the following votes:

                                                                        Votes
                                                                      ----------
       For........................................................... 38,113,707
       Against.......................................................     23,550
       Abstain.......................................................      6,700

Item 5. Other Information.

   None.

Item 6. Exhibits and Reports on Form 8-K.

   A. Exhibits

   None.

   B. Reports on Form 8-K

   No reports were filed on Form 8-K for the quarter ended June 30, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LEXAR MEDIA, INC.

                                                 /s/ Michael J. Perez
                                          -------------------------------------
                                                    Michael J. Perez
                                           Chief Financial Officer (Principal
                                             Financial Officer and Principal
                                                   Accounting Officer)

Date: August 14, 2001