Form 10-Q
period 2001-09-30
LEXAR MEDIA INC
filed 2001-11-13
CIK 1058289

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the quarterly period ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ____________________

                       Commission file number 000-31103

                               LEXAR MEDIA, INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                           33-0723123
           (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)            Identification No.)

                47421 Bayside Parkway
                 Fremont, California                        94538
      (Address of principal executive offices)           (Zip Code)

                                (510) 413-1200
             (Registrant's telephone number, including area code)

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Number of shares of common stock outstanding as of October 31, 2001: 59,759,448

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               LEXAR MEDIA, INC.

                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                               TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
PART I  FINANCIAL INFORMATION
   Item 1.  Financial Statements
            Condensed Consolidated Balance Sheets as of September 30, 2001 and
              December 31, 2000...............................................................   1
            Condensed Consolidated Statements of Operations for the Three-Month and Nine-Month
              Periods Ended September 30, 2001 and 2000.......................................   2
            Condensed Consolidated Statements of Cash Flows for the Nine-Months Ended
              September 30, 2001 and 2000.....................................................   3
            Notes to Unaudited Condensed Consolidated Financial Statements....................   4
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations...................................................................   8
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................  29

PART II OTHER INFORMATION
   Item 1.  Legal Proceedings.................................................................  30
   Item 2.  Changes in Securities and Use of Proceeds.........................................  30
   Item 3.  Defaults Upon Senior Securities...................................................  31
   Item 4.  Submission of Matters to a Vote of Security Holders...............................  31
   Item 5.  Other Information.................................................................  31
   Item 6.  Exhibits and Reports on Form 8-K..................................................  31

SIGNATURES....................................................................................  32

PART I -- FINANCIAL INFORMATION

1. Financial Statements

                      LEXAR MEDIA, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                                              September 30, December 31,
                                                                                  2001          2000
                                                                              ------------- ------------
                                   ASSETS
                                   ------
Current assets:
   Cash and cash equivalents (includes restricted cash of $2,333 and $1,000).   $  14,980     $  8,755
   Short-term investments....................................................          --       19,987
   Accounts receivable, net..................................................       9,586        8,767
   Inventory.................................................................       6,545       27,536
   Prepaid expenses and other current assets.................................       1,138        1,909
                                                                                ---------     --------
       Total current assets..................................................      32,249       66,954
Property and equipment, net..................................................       2,622        3,364
Intangible assets, net.......................................................         291        3,544
Other assets.................................................................         863          986
                                                                                ---------     --------
       Total assets..........................................................   $  36,025     $ 74,848
                                                                                =========     ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
   Accounts payable..........................................................   $   7,102     $  8,007
   Accrued liabilities.......................................................       8,162        8,886
   Deferred revenue..........................................................       7,080          446
   Notes payable to stockholders.............................................         187          362
   Notes payable to banks....................................................       4,909        6,088
                                                                                ---------     --------
       Total current liabilities.............................................      27,440       23,789
Notes payable to stockholders, net of current portion........................          --          159
Notes payable, net...........................................................          --        1,362
                                                                                ---------     --------
       Total liabilities.....................................................      27,440       25,310

Stockholders' equity:
Common stock, $0.0001 par value:
   75,000,000 shares authorized; 59,754,929 and 60,052,462 shares issued and
     outstanding.............................................................           6            6
   Additional paid-in capital................................................     147,611      152,796
   Unearned stock-based compensation.........................................      (2,567)      (9,586)
   Notes receivable from stockholders........................................      (3,593)      (5,292)
   Accumulated deficit.......................................................    (132,750)     (88,348)
   Accumulated other comprehensive loss......................................        (122)         (38)
                                                                                ---------     --------
       Total stockholders' equity............................................       8,585       49,538
                                                                                ---------     --------
       Total liabilities and stockholders' equity............................   $  36,025     $ 74,848
                                                                                =========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      LEXAR MEDIA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                         Three Months Ended           Nine Months Ended
                                                     --------------------------  --------------------------
                                                     September 30, September 30, September 30, September 30,
                                                         2001          2000          2001          2000
                                                     ------------- ------------- ------------- -------------
Revenues:
   Product revenues.................................    $14,319      $ 30,724      $ 43,870      $ 71,290
   License and royalty revenues.....................      3,829           250         7,838           500
                                                        -------      --------      --------      --------
       Total revenues...............................     18,148        30,974        51,708        71,790
Cost of product revenues (excludes stock-based
  compensation of $(16), $(475), $35, and $291).....     12,942        25,852        53,061        59,904
                                                        -------      --------      --------      --------
Gross margin........................................      5,206         5,122        (1,353)       11,886
                                                        -------      --------      --------      --------
Operating expenses:
   Research and development (excludes stock-based
     compensation of $322, $1,018, $1,028 and
     $3,724)........................................      1,215         1,701         4,421         5,252
   Sales and marketing (excludes stock-based
     compensation of $87, $499, $232 and
     $1,685)........................................      4,167         5,957        16,151        14,083
   General and administrative (excludes stock-based
     compensation of $(459), $1,723, $554 and
     $5,233)........................................      2,500         3,769        10,171         9,629
   Goodwill impairment..............................         --            --         2,854            --
   Restructuring charge.............................         --            --         2,086            --
   Stock-based compensation.........................        (66)        2,765         1,849        10,933
                                                        -------      --------      --------      --------
       Total operating expenses.....................      7,816        14,192        37,532        39,897
                                                        -------      --------      --------      --------
Loss from operations................................     (2,610)       (9,070)      (38,885)      (28,011)
Other income and expense:
   Interest and other expense.......................       (545)       (6,067)       (3,911)       (6,545)
   Interest and other income........................        144           615           868           992
   Foreign exchange gain (loss).....................        194           250          (198)          193
                                                        -------      --------      --------      --------
       Total other expense..........................       (207)       (5,202)       (3,241)       (5,360)
                                                        -------      --------      --------      --------
Loss before income taxes............................     (2,817)      (14,272)      (42,126)      (33,371)
Income tax expense..................................        676            --         2,276            --
                                                        -------      --------      --------      --------
       Net loss.....................................    $(3,493)     $(14,272)     $(44,402)     $(33,371)
                                                        =======      ========      ========      ========
Net loss per common share--basic and diluted........    $ (0.06)     $  (0.46)     $  (0.77)     $  (2.12)
                                                        =======      ========      ========      ========
Shares used in net loss per common share
  calculation--basic and diluted....................     58,547        30,985        57,912        15,976
                                                        =======      ========      ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      LEXAR MEDIA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                      Nine Months Ended
                                                                                                 --------------------------
                                                                                                 September 30, September 30,
                                                                                                     2001          2000
                                                                                                 ------------- -------------
Cash flows from operating activities:
    Net loss....................................................................................   $(44,402)     $(33,371)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization............................................................      1,461         1,376
       Issuance of warrants and stock to non-employees..........................................         51           167
       Goodwill impairment......................................................................      2,854            --
       Restructuring charge.....................................................................      1,590            --
       Loss on disposition of fixed assets......................................................          6            --
       Amortization of stock-based compensation.................................................      1,849        10,933
       Imputed and other non-cash interest......................................................      2,991         5,647
       Change in operating assets and liabilities:
          Accounts receivable, net..............................................................       (819)       (6,139)
          Inventory.............................................................................     20,991        (3,244)
          Prepaid expenses and other assets.....................................................        264        (2,052)
          Accounts payable and accrued liabilities..............................................     (3,676)        4,928
          Deferred revenue......................................................................      6,834           885
                                                                                                   --------      --------
             Net cash used in operating activities..............................................     (9,014)      (20,870)
                                                                                                   --------      --------
Cash flows from investing activities:
    Purchase of property and equipment..........................................................       (856)       (2,035)
    Cash used in acquisition of Impact Peripherals, Ltd.........................................         --           (64)
    Cash acquired upon acquisition of Printroom.com, Inc........................................         --            49
    Purchase of short-term investments..........................................................         --       (19,692)
    Proceeds from sale of short-term investments................................................     19,987         3,896
                                                                                                   --------      --------
             Net cash provided by (used in) investing activities................................     19,131       (17,846)
                                                                                                   --------      --------
Cash flows from financing activities:
    Proceeds from initial public offering, net of issuance costs................................         --        53,350
    Issuance of stock under employee stock purchase plan........................................        392            --
    Exercise of stock options and warrants......................................................         45           754
    Repayment of notes payable..................................................................     (6,445)      (18,486)
    Proceeds from notes payable.................................................................      2,000        12,125
    Repayment of notes receivable from stockholders.............................................        220            --
    Proceeds from notes payable to stockholders.................................................         --        13,275
    Repurchase of stock.........................................................................        (20)          (19)
                                                                                                   --------      --------
             Net cash (used in) provided by financing activities................................     (3,808)       60,999
                                                                                                   --------      --------
    Effect of exchange rates on cash and cash equivalents.......................................        (84)          (25)
                                                                                                   --------      --------
Net increase in cash and cash equivalents.......................................................      6,225        22,258
Cash and cash equivalents at beginning of period................................................      8,755         6,495
                                                                                                   --------      --------
Cash and cash equivalents at end of period......................................................   $ 14,980      $ 28,753
                                                                                                   ========      ========
Supplemental disclosure of non-cash financing and investing activities:
    Conversion of note payable into common stock................................................   $     --      $  2,000
    Re-pricing of warrants in connection with amended credit facility agreement.................   $    792            --
    Exercise of stock options and restricted stock grants in exchange for full recourse notes
     receivable.................................................................................         --      $  3,536
    Issuance of warrants in relation to credit facilities.......................................         --      $  3,140
    Issuance of common stock in connection with acquisition of Printroom.com, Inc. and
     Impact Peripherals, Ltd....................................................................         --      $  4,040
    Repurchase of common stock by cancellation of notes receivable..............................   $  1,479      $    190
    Issuance of warrant in connection with license and royalty agreement........................   $    206            --
    Issuance of common stock for browser development............................................         --      $    200
    Conversion of preferred stock into common stock.............................................         --      $ 53,415

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      LEXAR MEDIA, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared by Lexar Media, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normally recurring adjustments considered necessary for a fair presentation have been included. In addition, certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

   The financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2001. The condensed consolidated balance sheet data as of December 31, 2000 was derived from the audited financial statements.

   The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for any other future period, including the full fiscal year.

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

  Accounting for stock-based compensation

   The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," Financial Accounting Standards Board Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an Interpretation of APB 25," the Emerging Issues Task Force ("EITF") 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FIN No. 44," and FIN No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of the Company's common stock and the exercise price of the option. SFAS No. 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

                      LEXAR MEDIA, INC. AND SUBSIDIARIES

  Recent accounting developments

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

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

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Division of a Business." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be at the lower of book value or fair value, less the cost to sell the assets. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 are not expected to have a significant impact on the Company's financial position or operating results.

  Shipping and handling costs

   Shipping and handling costs associated with our product revenues are included in selling and marketing expenses in the Company's condensed consolidated statements of operations. These costs were $0.5 million and $0.3 million for the three months ended September 30, 2001 and September 30, 2000, respectively, and $1.4 million and $0.8 million for the nine months ended September 30, 2001 and September 30, 2000, respectively.

Note 3--Balance Sheet Detail (in thousands)

                                        September 30, December 31,
                                            2001          2000
                                        ------------- ------------
              Inventories:
                 Raw materials.........    $  873       $ 4,897
                 Controllers...........       693         1,483
                 Flash memory products.     3,983        19,183
                 Ancillary products....       996         1,973
                                           ------       -------
                                           $6,545       $27,536
                                           ======       =======

                      LEXAR MEDIA, INC. AND SUBSIDIARIES

Note 4--Net Loss Per Common Share (in thousands, except per share date)

                                                Three Months Ended           Nine Months Ended
                                            --------------------------  --------------------------
                                            September 30, September 30, September 30, September 30,
                                                2001          2000          2001          2000
                                            ------------- ------------- ------------- -------------
Numerator:
   Net loss................................    $(3,493)     $(14,272)     $(44,402)     $(33,371)
   Accretion of mandatorily redeemable
     convertible preferred stock...........         --           (72)           --          (423)
                                               -------      --------      --------      --------
   Net loss after accretion of mandatorily
     redeemable convertible preferred
     stock.................................    $(3,493)     $(14,344)     $(44,402)     $(33,794)
                                               =======      ========      ========      ========
Denominator:
   Weighted average common shares
     outstanding...........................     60,420        36,200        60,290        21,785
   Weighted average unvested common
     shares subject to repurchase..........     (1,873)       (5,215)       (2,378)       (5,809)
                                               -------      --------      --------      --------
   Denominator for basic and diluted
     calculations..........................     58,547        30,985        57,912        15,976
                                               =======      ========      ========      ========
   Net loss per common share, basic and
     diluted...............................    $ (0.06)     $  (0.46)     $  (0.77)     $  (2.12)
                                               =======      ========      ========      ========

   All outstanding shares under options, warrants and convertible preferred stock during each period have been excluded since they are anti-dilutive.

Note 5--Restructuring

   At the end of the second quarter of fiscal 2001, the Company decided to implement a 27% reduction in its work force and to discontinue its Printroom.com operations. The Company recognized a $2.1 million restructuring charge in the second quarter of 2001 related to this restructuring. The restructuring was effected in the third quarter of fiscal 2001 and is substantially complete. The disposition of Printroom.com was implemented through a sale of the Printroom.com assets to a company owned by the management of Printroom.com.

   The following table depicts the restructuring and other activity through September 30, 2001:

                                         Accrued                        Accrued
                                        Balance at                    Balance at
                                         June 30,    Cash   Non-cash September 30,
                                           2001    Payments Charges      2001
                                        ---------- -------- -------- -------------
Reduction in workforce.................   $1,052    $(448)   $  --      $  604
Asset write-offs.......................      554       --     (536)         18
Excess facilities and related costs....      368      (28)      --         340
Other..................................      112      (20)      --          92
                                          ------    -----    -----      ------
                                          $2,086    $(496)   $(536)     $1,054
                                          ======    =====    =====      ======

   Remaining expenditures relating to workforce reductions and termination agreements will be substantially paid in the fourth quarter of 2001 and the first quarter of 2002. Amounts related to excess facilities and related costs are expected to be paid over the lease terms which expire in 2004.

                      LEXAR MEDIA, INC. AND SUBSIDIARIES

Note 6--Notes Payable

   During September 2001, the Company established a new asset based credit facility with Greater Bay Bancorp "GBB." The Company borrowed $2.0 million under this facility at the end of the third quarter. The new facility bears interest at an annual rate of 9.6%, plus administrative charges, has a term of one year and is renewable from year to year thereafter. In addition, the Company issued to GBB a warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $1.26 per share. The warrant was valued using the Black-Scholes model at $0.1 million and recognized as an expense during the third quarter. This facility may be terminated by either party, at any time, upon 30 days notice.

   In October 2001, the Company elected to repay the outstanding balance on the Access Technology Partners credit facility. Under the terms of the credit facility, the repayment of the initial borrowing of $4.0 million was due in June 2003. The principal payment made in October 2001 was $4.7 million, and the Company wrote off the related unamortized warrant value and fees totaling $2.0 million.

Note 7--Comprehensive Loss

   Other comprehensive loss for the third quarter and first nine months of 2001 was $82,000 and $84,000, respectively. This loss was attributable to foreign currency translation. There was no other comprehensive income or loss for the third quarter and first nine months of 2000.

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

   Our broad line of high-performance digital film offers removable and reusable storage devices that capture images from a digital camera. During the third quarter of 2001, digital film and other product sales comprised approximately 78.9% of our revenues. Our digital film combines flash memory from leading suppliers with our patented technology to address the needs of professional, commercial and consumer photographers. Our digital film is compatible with substantially all digital cameras, including those manufactured by Agfa, Canon, Casio, Epson, Fuji, Hewlett-Packard, Kodak, Konica, Minolta, Nikon, Olympus, Polaroid, Ricoh, Sony and Yashica. We offer digital film in the three primary media formats currently used by digital cameras: CompactFlash, SmartMedia and Memory Stick, as well as in the MultiMedia Card and Secure Digital Card formats, which are flash memory products used in digital cameras and other electronic devices.

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

   Revenues. We generate revenues primarily from the sale of digital film and connectivity products to end-users through mass market, photo and original equipment manufacturer channels. In 2000, we began generating revenues from the licensing of our technology to Sony. In the second quarter of 2001, we began generating licensing revenues under our recently signed agreements with Samsung and Olympus. During the third quarter and first nine months of 2001, we also generated revenues from the sales of our controllers to flash storage manufacturers.

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

   A majority of our sales have been to a limited number of customers. Our top 10 customers accounted for 62.0% of our gross revenues for the nine months ended September 30, 2001 and 81.1% of our gross revenues for the nine months ended September 30, 2000. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for at least the next several years.

   Domestic product sales account for the majority of our revenues. Product revenues in the United States represented 63.2% of our revenues for the nine months ended September 30, 2001 and 63.7% of our revenues for the nine months ended September 30, 2000.

   Cost of Revenues. Our cost of revenues consists primarily of materials costs, with flash memory accounting for most of those costs. We maintain relationships with key suppliers, which we believe will be able to provide us with sufficient quantities of flash memory for at least the next 12 months. We have an agreement with Samsung Electronics under which it has become our primary supplier of flash memory and has guaranteed that we have access to a portion of its available production capacity. The price we have historically paid for flash memory has fluctuated considerably and decreased significantly in 2000 and in the first nine months of 2001. We expect to continue to see price declines through the remainder of 2001 and into 2002. In addition, cost of revenues includes expenses related to materials procurement, inventory management, adjustments and manufacturing. In accordance with our settlement agreement with SanDisk, in the second quarter of 2001, we began incurring royalty expenses related to domestic sales of our CompactFlash digital film that utilizes our previous generation controller technology. We do not owe royalties on sales made outside of the U.S. or on digital film that includes our latest generation controller technology.

   Research and Development. Our research and development expenses include salaries and related expenses for research and development personnel, fees for outside consultants, patent costs and prototype development and materials costs. We believe that continued investment in research and development is important to attain our strategic objectives. In the fourth quarter of 2001, we expect research and development expenses to be consistent with our research and development expenses in the third quarter of 2001.

   Sales and Marketing. Our sales and marketing expenses include salaries and related expenses for sales and marketing personnel, advertising, customer service, technical support, distribution and travel and trade show expenses. In the fourth quarter of 2001, we expect sales and marketing expenses to decline compared with sales and marketing expenses in the third quarter of 2001 due to our continuing focus on expense reductions in this area.

   General and Administrative. Our general and administrative expenses include salaries and related expenses for executive, administrative and operational personnel, fees for professional services and other corporate expenses. In the fourth quarter of 2001, we expect general and administrative expenses to decline compared with general and administrative in the third quarter of 2001 due to our continuing focus on expense reductions in this area.

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

   Restructuring. At the end of the second quarter of fiscal 2001, we decided to implement a 27% reduction in our work force and to discontinue our Printroom.com operations. These actions were taken to allow us to focus on our core competitive strengths and position us for future revenue growth and near-term profitability. The restructuring was effected in the third quarter of 2001 and is substantially complete.

Our History of Losses

   We have incurred significant losses to date. As of September 30, 2001, we had an accumulated deficit of approximately $132.8 million. We intend to continue to expend significant financial and management resources on developing additional products and services, improving our technologies and expanding our operations. As a result, we may to continue to incur additional losses and negative cash flow through the remainder of 2001. In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily indicative of our future growth.

Results of Operations

   The following table sets forth our statement of operations data expressed as a percentage of net sales for the periods indicated:

                                         Three months ended           Nine months ended
                                     -------------------------   -------------------------
                                     September 30, September 30, September 30, September 30,
                                         2001          2000          2001          2000
                                     ------------- ------------- ------------- -------------
Revenues:
   Product revenues.................      78.9 %        99.2 %        84.8 %        99.3 %
   License and royalty revenues.....      21.1 %         0.8 %        15.2 %         0.7 %
                                         -----         -----         -----         -----
       Total revenues...............     100.0 %       100.0 %       100.0 %       100.0 %
Cost of product revenues............      71.3 %        83.5 %       102.6 %        83.4 %
                                         -----         -----         -----         -----
   Gross margin.....................      28.7 %        16.5 %        (2.6)%        16.6 %
                                         -----         -----         -----         -----
Operating expenses:
   Research and development.........       6.7 %         5.5 %         8.6 %         7.3 %
   Sales and marketing..............      23.0 %        19.2 %        31.2 %        19.7 %
   General and administrative.......      13.8 %        12.2 %        19.7 %        13.4 %
   Goodwill impairment..............        --            --           5.5 %          --
   Restructuring charge.............        --            --           4.0 %          --
   Stock-based compensation.........      (0.4)%         8.9 %         3.6 %        15.2 %
                                         -----         -----         -----         -----
       Total operating expenses.....      43.1 %        45.8 %        72.6 %        55.6 %
                                         -----         -----         -----         -----
Loss from operations................     (14.4)%       (29.3)%       (75.2)%       (39.0)%
Other income and expense:
   Interest and other expense.......      (3.0)%       (19.6)%        (7.6)%        (9.1)%
   Interest and other income........       0.8 %         2.0 %         1.7 %         1.4 %
   Foreign exchange gain (loss).....       1.1 %         0.8 %        (0.4)%         0.2 %
                                         -----         -----         -----         -----
       Total other expense..........      (1.1)%       (16.8)%        (6.3)%        (7.5)%
                                         -----         -----         -----         -----
Loss before income taxes............     (15.5)%       (46.1)%       (81.5)%       (46.5)%
                                         -----         -----         -----         -----
Income tax expense..................       3.7 %         0.0 %         4.4 %         0.0 %
                                         -----         -----         -----         -----
       Net loss.....................     (19.2)%       (46.1)%       (85.9)%       (46.5)%
                                         =====         =====         =====         =====

Revenues

   Total revenues for the third quarter of 2001 decreased $12.8 million, or 41.4%, to $18.1 million from $31.0 million for the third quarter of 2000. Revenues for the first nine months of 2001 decreased $20.1 million, or 28.0%, to $51.7 million from $71.8 million for the first nine months of 2000.

   Product revenues comprised 78.9% and 99.2% of total revenues for the third quarters of 2001 and 2000, respectively. Product revenues for the third quarter of 2001 decreased $16.4 million, or 53.4%, to $14.3 million from $30.7 million in the third quarter of 2000. Product revenues comprised 84.8% and 99.3% of total revenues for the first nine months of 2001 and 2000, respectively. Product revenues for the first nine months of 2001 decreased $27.4 million, or 38.5%, to $43.9 million from $71.3 million for the first nine months of 2000. The decrease in product revenue for the three and nine month periods was primarily the result of declining average selling prices, and increases in price protection and rebates, and for the nine-month period, lower shipments of our digital film and connectivity products to OEM customers. The decline in OEM product sales was driven by our strategy to focus on selling higher margin products and licensing our proprietary controller technology. The decline in average product selling prices was due to declining flash memory costs and increased price competition. In the third quarter of 2001, we derived 59.0%, 13.5% and 4.6%, respectively, of our total revenues from product sales to customers in the United States, Europe and Asia. In the third quarter of 2000, we derived 65.2%, 9.9% and 22.8%, respectively, of our total revenues from product sales to customers in the United States, Europe and Asia. Two customers accounted for 13.6% and 13.4% of our gross product revenues in the third quarter of 2001. Four customers accounted for 21.7%, 20.9%, 13.0% and 10.2% of our gross product revenues in the third quarter of 2000. In the first nine months of 2001, we derived 63.2%, 15.3% and 5.0%, respectively, of our total revenues from product sales to customers in the United States, Europe and Asia. In the first nine months of 2000, we derived 63.7%, 11.5% and 23.0%, respectively, of our total revenues from product sales to customers in the United States, Europe and Asia. One customer accounted for 11.1% of our gross product revenues in the first nine months of 2001. Three customers accounted for 19.4%, 15.9%, and 13.5% of our gross product revenues in the first nine months of 2000.

   License and royalty revenues comprised 21.1% and 0.8% of total revenues for the third quarters of 2001 and 2000, respectively. Licensing and royalty revenues for the third quarter of 2001 increased $3.5 million, or 1,431.6%, to $3.8 million from $0.3 million in the third quarter of 2000. License and royalty revenues comprised 15.2% and 0.7% of total revenues for the first nine months of 2001 and 2000, respectively. License and royalty revenues for the first nine months of 2001 increased $7.3 million, or 1,467.6%, to $7.8 million from $0.5 million for the first nine months of 2000. The increase in license and royalty revenues is a result of the license and royalty agreements that we have entered into during 2001.

Cost of product revenues

   Cost of product revenues decreased 49.9% to $12.9 million for the third quarter of 2001 from $25.9 million for the third quarter of 2000. The decrease in cost of product revenues was primarily driven by the decline in flash memory pricing and a decrease in assembly costs; these decreases were partially offset by a trend toward manufacture of higher capacity products which use more flash memory, and by adjustments related to excess and obsolete inventory. Cost of product revenues decreased $6.8 million, or 11.4%, to $53.1 million for the first nine months of 2001 from $59.9 million for the first nine months of 2000. This decrease was primarily driven by the decline in flash memory pricing and a decrease in assembly costs; these decreases were partially offset by a trend toward manufacture of higher capacity products, which use more flash memory, by an increase in units sold and by adjustments related to excess and obsolete inventory. Cost of revenues related to license and royalty revenues is insignificant.

Gross margin

   Gross margins for product revenues in the third quarter of 2001 decreased to 9.6%, compared to 15.9% in the third quarter of 2000. Gross margins for product revenues in the nine months ended September 30, 2001 decreased to (20.9%), compared to 16.0% in the nine months ended September 30, 2000. These declines were primarily related to the significant decreases in average selling prices, increases in price protection and rebates, and inventory adjustments, which were partially offset by decreases in product material and assembly costs as well as improved inventory control.

   We expect gross margins to increase modestly compared to the quarter ended September 30, 2001, primarily as a result of a shift to sales of higher margin products, including our newly released 16x products, a continuing increase in sales of Memory Stick and controller sales, and decreases in costs due to increased efficiencies in inventory management. In addition, we expect flash memory costs to continue to decrease in the near term as a result of continued overcapacity in the flash memory manufacturing industry. Partially offsetting these increases, we expect to experience continued pricing pressures on our products due to continuing decreases of flash memory costs and competition, which we believe will result in declining average selling prices.

Operating expenses

   Research and Development. For the third quarter of 2001, research and development expenses decreased to $1.2 million, or 6.7% of revenues, from $1.7 million, or 5.5% of revenues, for the third quarter of 2000. For the first nine months of 2001, research and development expenses decreased to $4.4 million, or 8.6% of revenues, as compared to $5.3 million, or 7.3% of revenues, for the first nine months of 2000. The decreases in research and development expenses were primarily due to the divestiture of Printroom.com and lower patent, project, and computer related costs over the comparable periods. The increases in research and development expenses, as a percentage of revenues, were primarily due to the decrease in revenue that was only partially offset by the expense reductions.

   Sales and Marketing. Sales and marketing expenses for the third quarter of 2001 decreased to $4.2 million, or 23.0% of revenues, as compared to $6.0 million, or 19.2% of revenues, for the third quarter of 2000. This decrease in sales and marketing expenses was due to a reduction of employee compensation related costs in marketing and a reduction in spending on advertising. The increase in sales and marketing expenses as a percentage of revenues during the third quarter of 2001 compared with the third quarter of 2000 was primarily due to the decreased revenues and partially offset by the relative decrease in dollars spent. Sales and marketing expenses for the first nine months of 2001 increased to $16.2 million, or 31.2% of revenues, as compared to $14.1 million, or 19.7% of revenues, for the first nine months of 2000. The increase in expenses during the first nine months of 2001 was primarily due to significant increases in marketing, advertising and promotion costs invested during the first half of 2001. The increase in sales and marketing expenses as a percentage of revenues during the first nine months of 2001 compared with the first nine months of 2000 was due to the increase in dollars spent combined with decreased revenues.

   General and Administrative. General and administrative expenses for the third quarter of 2001 decreased to $2.5 million, or 13.8% of revenues, as compared to $3.8 million, or 12.2% of revenues, for the third quarter of 2000. The decrease in general and administrative costs in the third quarter of 2001 was primarily due to lower legal fees. General and administrative expenses for the first nine months of 2001 increased to $10.2 million, or 19.7% of revenues, as compared to $9.6 million, or 13.4% of revenues, for the first nine months of 2000. During the first nine months of 2001, the increase in general and administrative expenses was primarily due to an increased number of personnel, increased occupancy and insurance costs and increased accounting and auditing expenses, which were partially offset by reduced legal fees. The increase in general and administrative expenses as a percentage of revenues was due to the cost factors noted combined with decreased revenue.

   Goodwill impairment. During the first quarter of 2001, a charge of $2.9 million, or 5.5% of revenues, was recognized for Printroom.com goodwill. At the end of the second quarter of 2001 management also decided to divest the Printroom.com operation. The divestiture of Printroom.com was completed during the third quarter of 2001.

   Restructuring. At the end of the second quarter of fiscal 2001, we decided to implement a 27% reduction in our work force and to divest our Printroom.com operations. We recognized a $2.1 million restructuring charge related to this restructuring. The restructuring was implemented in the third quarter of fiscal 2001 and is substantially complete. The divestiture of Printroom.com was implemented through a sale of the Printroom assets to a company owned by the management of Printroom.com.

   The following table depicts the restructuring and other activity through September 30, 2001:

                                                   Accrued                        Accrued
                                                  balance at                    balance at
                                                   June 30,    Cash   Non-cash September 30,
                                                     2001    payments charges      2001
                                                  ---------- -------- -------- -------------
Reduction in workforce...........................   $1,052    $(448)   $  --      $  604
Asset write-offs.................................      554       --     (536)         18
Excess facilities and related costs..............      368      (28)      --         340
Other............................................      112      (20)      --          92
                                                    ------    -----    -----      ------
                                                    $2,086    $(496)   $(536)     $1,054
                                                    ======    =====    =====      ======

   Remaining expenditures relating to workforce reductions and termination agreements will be substantially paid in the fourth quarter of 2001 and the first quarter of 2002. Amounts related to excess facilities and related costs will be paid over the lease terms through 2004.

Stock-Based Compensation

   Stock-based compensation for the third quarter of 2001 decreased to $(0.1) million, or (0.4)% of revenues, as compared to $2.8 million, or 8.9% of revenues, for the third quarter of 2000. Stock-based compensation for the first nine months of 2001 decreased 83.1% to $1.9 million, or 3.6% of revenues, as compared to $10.9 million, or 15.2% of revenues, for the first nine months of 2000. The decreases in both comparative periods resulted from lower amortization under FIN No. 28 and adjustments related to employee terminations.

Other Income and Expense

   Interest and other income for the third quarter of 2001 decreased to $0.1 million, or 0.8% of revenues, as compared to $0.6 million, or 2.0% of revenues, for the third quarter of 2000. Interest income for the first nine months of 2001, decreased to $0.8 million, or 1.6% of revenues, compared to $1.0 million, or 1.4% of revenues, for the first nine months of 2001. These decreases are due to lower cash and short-term investment balances in 2001.

   Foreign exchange gain for the third quarter of 2001, was flat at $0.2 million, or 1.1% of revenue compared to $0.3 million or 0.8% of revenue for the third quarter of 2000. Foreign exchange loss for the first nine months of 2001 was $0.2 million, or 0.4% of revenues, as compared to a gain of $0.2 million, or 0.2% of revenues, for the first nine months of 2000. These changes were primarily attributable to European and Japanese sales activities and fluctuations in the British pound and the Japanese yen.

   Interest and other expense for the third quarter of 2001 decreased to $0.5 million, or 3.0% of revenues, compared to $6.0 million, or 19.6% of revenues, for the third quarter of 2000. Interest expense for the third quarter of 2001 includes imputed interest of $0.3 million, associated primarily with the amortization of the value of the warrants issued and fees paid in connection with the Access Technology Partners credit facility. Interest expense for the first nine months of 2001 decreased to $3.9 million, or 7.6% of revenues, as compared to $6.5 million, or 9.1% of revenues, for the first nine months of 2000. The imputed and other non-cash interest for the first nine months of 2001 was $3.0 million, which is comprised of imputed interest of $2.3 million, associated primarily with the amortization of the value of the warrants issued and fees paid in connection with The Chase Manhattan Bank and Access Technology Partners credit facilities, the write-off of the remaining balances related to fees on the Chase loan that was repaid in the second quarter of 2000, the write-off of the warrants issued to Chase, and a charge of $0.7 million, which, in the first quarter of 2001, was added to the principal balance of the notes payable to Access in connection with the forbearance agreement we entered into with Access in February 2001. The decreases in interest expense were due to lower debt balances in the comparable periods.

Income Taxes

   Income tax expense for the third quarter of 2001 was $0.7 million, or 3.7% of revenues. We recognized no income tax expense in the third quarter of 2000. Income tax expense for the first nine months of 2001 was $2.3 million, or 4.4% of revenues. We recognized no income tax expense in the first nine months of 2000. This increase is primarily the result of foreign taxes related to foreign license revenues. These taxes are recoverable only as a credit against federal income taxes. No credit for the recoverability has been recorded. As of September 30, 2001, we believe we have sufficient tax loss carry-forward balances to offset any federal or state liability related to our operations for the three and nine months ended September 30, 2001. We had recorded losses for the same periods ended September 30, 2000. We have established a 100% valuation allowance since it is more likely than not that no benefit will be realized for our deferred tax assets.

Liquidity and Capital Resources

   From our inception until the completion of our initial public offering in August 2000, we financed our operations primarily through private sales of our common stock and preferred stock, and, to a lesser degree, through debt financings. As of September 30, 2001, we had approximately $14.9 million in cash and cash equivalents.

   Net cash used in operating activities was $9.0 million and $20.9 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. For the nine months ended September 30, 2001, net cash used in operating activities resulted primarily from our net loss of $44.4 million and a decrease of $3.2 million in accounts payable and accrued liabilities, partially offset by an $21.0 million decrease in inventory, a $6.8 million increase in deferred revenue, $3.0 million in imputed and other non-cash interest charges, a $2.9 million non-cash charge related to the write off of Printroom.com goodwill, a $2.1 million restructuring charge, $1.8 million in amortization of stock-based compensation and $1.5 million in depreciation and amortization. The $21.0 million decrease in inventory was accomplished primarily through stricter inventory management. The $6.8 million increase in deferred revenues was primarily the result of cash received in relation to licensing agreements for which the revenue recognition criteria has not been met. For the nine months ended September 30, 2000, net cash used in operating activities resulted primarily from a $33.4 million net loss, a $6.1 million increase in accounts receivable, a $3.2 million increase in net inventory and a $2.1 million increase in prepaid and other assets, which was partially offset by $10.9 million in amortization of stock-based compensation, $5.6 million in imputed and other non-cash interest charges, an increase of $4.9 million in accounts payable and other accrued liabilities, $1.4 million in depreciation and amortization and an increase of $0.9 million in deferred revenue.

   Net cash provided by investing activities was $19.1 million for the first nine months of 2001 compared to $17.8 million used during the first nine months of 2000. For the first nine months of 2001, net cash provided by investing activities was primarily attributable to proceeds from the sale of short-term investments of $20.0 million, and was partially offset by purchases of property and equipment of $0.9 million. For the first nine months of 2000, net cash used in by investing activities was primarily attributable to the net purchase of short-term investments of $15.8 million, and purchases of property and equipment of $2.0 million.

   Net cash used by financing activities was $3.8 million for the first nine months of September 30, 2001 and consisted primarily of $6.4 million in repayment of notes payable under our credit facility with Chase, partially offset by $2.0 million in proceeds from our credit facility with Greater Bay Bancorp, or "GBB". Net cash provided by financing activities was $61.0 million for the first nine months of September 30, 2000 and consisted of $53.4 million in proceeds from our initial public offering and $13.3 million in proceeds from notes payable to stockholders and was partially offset by $6.4 in net repayments of notes payable.

   During September 2001, we established a new asset based credit facility with GBB. We borrowed $2.0 million under this facility at the end of the third quarter. The facility bears interest at an annual rate of 9.6%, plus administrative charges, has a term of one year and is renewable from year to year after that. In addition, we issued to GBB a warrant to purchase 250,000 shares of our common stock at an exercise price of $1.26 per share. The facility may be terminated by either party, at any time, upon 30 days written notice.

   As of September 30, 2001, there was $4.7 million outstanding under the Access term loan, and $2.0 million outstanding under the GBB loan. We repaid the Access term loan in October 2001.

   We anticipate that the $14.9 million in cash and cash equivalents as of September 30, 2001, which includes our Access term loan that we subsequently repaid in October 2001 and the GBB loan, together with the receipt of licensing payments and the operational efficiencies we have implemented as part of our restructuring, will be sufficient to meet our projected needs for working capital and capital expenditures for at least the next 12 months. However, the timing of cash requirements during the quarter could deplete our cash balances to levels that may impede our ability to increase our current level of business. We have taken measures to conserve cash by reducing headcount and are looking at ways to further reduce our operating expenses in the future. In addition, we are actively pursuing financing alternatives to fund anticipated future growth and may need to raise additional funds prior to the expiration of this period if, for example, our license revenues or sales of our controllers and other higher margin products, which each have significantly higher margins than sales of our digital film products, do not increase as much as we anticipate or we do not attain operating profitability according to plan. Additional financing may be difficult to obtain on favorable terms if required, or at all.

Recent accounting developments

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

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

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--reporting the Effects of Disposal of a Division of a Business." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be at the lower of book value or fair value, less the cost to sell the assets . Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 44 are not expected to have a significant impact on our financial position or operating results.

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

   We incurred a net loss of approximately $44.4 million for the nine months ended September 30, 2001, compared to $33.4 million for the nine months ended September 30, 2000. As of September 30, 2001, we had an accumulated deficit of approximately $132.8 million. We expect to incur additional losses this year. The size of our future losses and our ability to become profitable substantially depend on the rate of growth of the market for digital cameras and digital film, the extent to which our products and services are accepted by this market and purchased by consumers, and our ability to reduce our operating expenses from their current level. In addition, we must generate substantially increased revenues from selling higher margin products as well as licensing our proprietary controller technology and selling our controllers on a stand-alone basis to third parties, as these products have significantly higher margins than our standard digital film. We also must reduce the costs of manufacturing and selling our digital film products, as well as reduce our internal and channel inventory. Some customers are also requesting that we sell our digital film to them on consignment, which would negatively impact our cash needs. In addition, we incurred non-cash charges of $1.8 million and $10.9 million through September 30, 2001 and September 30, 2000, respectively, relating to stock-based compensation. At September 30, 2001, $2.6 million of deferred stock-based compensation charges remained to be charged against our future operations. If we are unsuccessful in increasing overall revenues, and in particular those generated from sales of our higher margin products and from licensing our technology, as well as reducing our operating expenses, we will not reach operating profitability by the end of 2001 and may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

  If we are unable to obtain additional financing for our future capital needs, we may be unable to develop or enhance our products, expand our operations, respond to competitive pressures or continue our operations.

   We currently anticipate that our available capital, together with our new credit facility and our licensing revenues, will be sufficient to meet our anticipated needs for working capital and capital expenditures through the end of 2001. However, the timing of cash requirements during the quarter could deplete our cash balances to levels which may impede our ability to maintain or increase our current level of business. We are actively pursuing financing alternatives to fund anticipated future growth and may need to raise additional funds prior to the expiration of this period if, for example, our licensing revenues or sales of our controllers or other higher margin products do not increase to the degree we anticipate, we are unable to sufficiently reduce our operating expenses, or we experience operating losses that exceed our current expectations. It may be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders. However, the trading price of our common stock and the downturn in the U.S. economy may make it more difficult for us to obtain financing through the issuance of equity or debt securities. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond appropriately to competitive pressures or continue our operations.

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

   Our quarterly operating results and gross margins, which improved in the third quarter of 2001, declined significantly in the fourth quarter of 2000 and the first and second quarters of 2001, as compared to the first two quarters of 2000, and are likely to vary significantly in the future based on a number of factors related to our industry and the markets for our products, notwithstanding the improvement achieved in the third quarter of 2001. We will have little or no control over many of these factors and any of these factors could cause the price of our common stock to fluctuate significantly. These factors include, among others:

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

   . whether we can sell controllers in the volumes and at the prices we anticipate; and

   . the amount we will have to pay in royalties to SanDisk for selling products using our old controller.

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

   We primarily market our digital film on the basis of its performance and technology advantage over our competitors' products. In doing so, we have emphasized our speed advantage over our competitors' products and have tried to establish ourselves as the brand of choice among professional photographers. We label our CompactFlash products for write speed performance in which 1x is equal to a write speed of 150 kilobytes per second, nomenclature similar to that used in the CD-ROM industry. For example, our 4x CompactFlash digital film is capable of sustained write speeds of at least 600 kilobytes per second. Currently, we offer CompactFlash with write speeds ranging from 4x to 16x. Our highest capacity card is currently 512-megabytes. From time to time our competitors have introduced products for which they have claimed high sustained write speeds. If we are unable to design and manufacture products that are technologically superior to those of our competitors or if we lose our status as a brand preferred by professional photographers, we will be unable to achieve a premium price for our products. If this were to occur, our revenues and gross margins would likely decline significantly.

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

   Although consumers have recently begun to purchase digital cameras in volume, they still exert pressure on digital camera manufacturers and on us to lower prices of digital photography products, like our digital film, to prices comparable to those of traditional photography products. Our competitors also impose pricing pressures on us. In addition, because a large percentage of our sales are to a small number of customers that are primarily retail consumer chains, distributors and large original equipment manufacturers, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. In 2000 and in the first nine months of 2001, we significantly reduced the prices of many of our digital photography products, and may need to do so in the future to remain competitive. Any reduction in prices by us will negatively impact our gross margins, unless we can manage our internal and channel inventories to minimize such price declines and reduce our costs. In addition, some customers are now requesting that we sell our digital film to them on a consignment basis. If we agree to such arrangements, we will have to carry higher levels of inventory. If we are unable to reduce our costs to offset declines in average selling prices or increase the sales volume of our existing products, our gross margins will be adversely affected. We anticipate that our average selling prices will continue to decline for the foreseeable future.

  Because we protect many of our retail customers and distributors against the effects of price decreases on their inventories of our products, we may continue to incur large price protection charges if we reduce our prices when there are large quantities of our products in our distribution channel.

   More than half of our product sales in the third quarter of 2001 were made through distributors and retailers to which we have provided price protection. In the third quarter of 2001, we incurred approximately $2.7 million in price protection charges, and we anticipate that we will continue to incur significant price protection charges for the remainder of 2001 and into 2002 due to increased competitive pricing pressures.

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

   We have recently entered into a license agreement with Olympus Optical Co., Ltd. and Olympus Promarketing, Inc., which we collectively refer to as Olympus, in which we have given Olympus the exclusive right to distribute our Lexar-branded digital film in Japan. Under our agreement, we will primarily recognize revenues on digital film on sales in Japan from royalties that Olympus will pay us on all Lexar-branded digital film that it sells in Japan. Olympus has not yet agreed to market any of our digital film products in the Japanese market. If Olympus does not aggressively promote our products, or if Olympus chooses to promote its own brand at the expense of the Lexar brand, our revenues will be negatively impacted.

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

  We primarily depend upon a single source of flash memory, and if this source is unable to provide us with sufficient quantities of flash memory in a timely manner and remain technologically and price competitive, we would not be able to manufacture and deliver digital film to our customers in accordance with their volume, price and schedule requirements.

   We have historically purchased substantially all of our flash memory from Toshiba America Electronic Corporation and Samsung Semiconductor, Inc. As a result of our recent agreement with Samsung, it has become our primary supplier of flash memory, which is the primary component of our digital film. We expect that the demand for flash memory over the next several years will be substantially greater than in past periods due to the increasing acceptance of digital cameras and other digital consumer products. If we are unable to obtain sufficient quantities of flash memory from Samsung or, if necessary, from another flash memory supplier in a timely manner, we would not be able to manufacture and deliver flash memory products to satisfy our customers' requirements. In addition, if Samsung is unable to ensure that its flash memory is technologically and price competitive, we may also be unable to satisfy our customers' requirements. As one example, Samsung is emphasizing smaller flash geometries over multi-level cell technology. If multi-level cell technology can be manufactured in volume at high yields, it could offer significant cost advantages over single-level cell technologies. If we are not able to satisfy the requirements of our customers, they may reduce any future orders or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. Because we will likely obtain most of our flash memory from Samsung, our relationships with other flash suppliers may not be as strong as they had been in the past. Other flash suppliers may not be able to supply our flash memory needs if we cannot obtain adequate supplies from Samsung. Even if we are able to obtain flash memory in sufficient volume and on schedules that permit us to satisfy our delivery requirements, we cannot assure you that the prices charged by these suppliers will enable us to compete effectively in our market. Samsung and many other potential suppliers of flash memory are located in Asia, a region that has been, and in the future may be, affected by economic and political instability that could adversely affect the price and supply of flash memory. If we are unable to obtain flash memory at economical prices, our margins would decline unless we could raise the prices of our products in a commensurate manner. The existing competitive conditions may not permit us to do so, in which case we may suffer increasing losses or reduced profits.

  If we are unable to continue to license our controller technology for application in other products and sell our controllers on a stand-alone basis to third parties, our gross margins will be negatively impacted and we will have difficulty achieving profitability.

   We have historically derived substantially all of our revenues from the sale of our digital film and connectivity products. We believe, however, that our future growth and ability to become profitable may depend on our ability to license our proprietary controller technology for use in new digital photography applications or applications in other markets, such as music and video, and to generate increased revenues from the sales of our controllers. If we fail to generate significant licensing revenues from these activities or increase the revenues we derive from our controller sales, we may not grow our revenues and margins as planned and we will have difficulty achieving profitability.

  We depend on a few key customers and the loss of any of them could significantly reduce our revenues.

   Historically, a small number of our customers have accounted for a significant portion of our product revenues. In the third quarter of 2001, sales to the 10 customers from which we received the greatest revenues accounted for approximately 66.3% of our gross revenues. Our revenues could decline if one or more of these customers were to significantly reduce, delay or cancel their orders, decide to purchase digital film manufactured by one of our competitors, develop and manufacture their own digital film or cease operations due to the downturn in the global economy or otherwise. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, would also reduce our revenues. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

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

   . retailers may emphasize our competitors' products or decline to carry our products; and

   . continued downward pricing pressure in the retail channel has and could continue to necessitate price protection of the inventories of our products that many of our customers carry.

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

   We do not have a long-term supply agreement with UMC and instead obtain manufacturing services on a purchase order basis. UMC has no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of UMC, and UMC may reallocate capacity to other customers on short notice, even during periods of high demand for our products. If UMC were to become unable or unwilling to continue manufacturing our controllers in the required volumes, at acceptable quality, yields and prices, and in a timely manner, we might not be able to meet customer demand for our products, which could limit the growth and success of our business. Although we have attempted to diversify our sources of controllers by qualifying Taiwan Semiconductor Manufacturing Co. Ltd., we have not yet completed this process and cannot assure you that it will have sufficient capacity to accommodate our demand at any particular time.

   In addition, if competition for foundry capacity increases, we may incur significant expenses to secure access to manufacturing services, which in turn may cause our product costs to increase substantially. We expect that the demand for capacity at these facilities will change in the near future due to fluctuating demand for consumer electronic and industrial products that depend on semiconductors manufactured at these facilities. All of these foundries are located in an area of the world that may be subject to political and economic instability and natural disasters, particularly earthquakes. While the last earthquake in Taiwan did not have a significant impact on deliveries to us from UMC, a similar event in the future at one of their foundries could have a significant impact.

  We depend solely on third-party subcontractors for assembly and testing of our digital film products, which could result in product shortages or delays or increase our costs of manufacturing, assembling or testing our products.

   Substantially all of our CompactFlash digital film is currently assembled and tested by Venture Manufacturing in the United States and Singapore. We do not have long-term agreements with Venture Manufacturing and typically obtain services from them on a per order basis. Additionally, our controllers are assembled, tested and packaged primarily by Advanced Semiconductor Engineering, Inc. in Taiwan and Multitech Design & Test, Inc. in Sunnyvale, California. Our reliance on these subcontractors involves risks such as reduced control over delivery schedules, quality assurance, inventory levels and costs. These risks could result in product shortages or increase our costs of manufacturing, assembling or testing our products. If these subcontractors are unable or unwilling to continue to provide assembly and test services and deliver products of acceptable quality, at acceptable costs and in a timely manner, we would have to identify and qualify additional substitute subcontractors. This could be time-consuming and difficult and result in unforeseen operations problems.

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

   Our future success will depend to a significant extent on the continued services of our key employees, including Eric B. Stang, our President and Chief Executive Officer, and Petro Estakhri, our Chief Technology Officer and Executive Vice President of Engineering. Our success will also depend on our ability to attract and retain qualified technical, sales, marketing, finance and managerial personnel. If we are unable to find, hire and retain qualified individuals, we may have difficulty implementing portions of our business strategy in a timely manner, or at all. In addition, we do not maintain key man life insurance on the members of our senior management team, other than John H. Reimer, Chairman of our Board of Directors, and Mr. Estakhri.

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

   Sales outside of the United States accounted for 40.9% of our revenues for the quarter ended September 30, 2001. We generated a majority of our international revenues from licensing agreements in Asia and product sales in Europe. The European market is intensely competitive. One of our principal growth strategies is to expand our presence in this and other international markets both through increased international sales and strategic relationships. We also anticipate conducting transactions in the euro, and are expanding distribution of our products into Latin America. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our revenue in future periods. Accordingly, we are subject to international risks, including:

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

   The sales of our products are denominated primarily in United States dollars. As a result, increases in the value of the United States dollar relative to foreign currencies could cause our products to become less competitive in international markets and could result in a reduction in sales and profitability. We have product sales denominated in British pounds and other European currencies as well as the Japanese yen. In addition, we anticipate having some sales in Latin American currencies in 2001. To the extent our prices are denominated in foreign currencies, particularly the British pound and Japanese yen, we will be exposed to increased risks of currency fluctuations. We have no hedging policies in place to mitigate these potential risks, and we cannot assure you that any policies or techniques implemented in the future will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations.

  The recent terrorist attacks in New York City and Washington, D.C has created uncertainty regarding demand for our products and may affect our ability to timely ship our products.

   The generally uncertain economic conditions resulting from the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 have created increased uncertainty regarding demand for our products. Reductions in end-user demand would likely cause our operating results to suffer. If we are unable to increase our product revenues in the fourth quarter, we will not be able to achieve positive cash flow from operations in the fourth quarter. Furthermore, our ability to effectively manage our supply chain and deliver products on a timely basis to our customers may be adversely affected by the reduced flight schedules of many commercial airlines and delivery services, and increased security precautions and customs scrutiny instituted in response to these terrorist actions. Changes in flight schedules and additional security measures may negatively affect our ability to accurately predict the delivery times of our products or to deliver products on time. Our inability to accurately predict delivery times could negatively affect our relationships with our customers.

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

  Increased competition in the digital film market has led, and may continue to lead, to a decrease in our revenues and market share.

   We currently compete in an industry characterized by intense competition, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. Our existing competitors include many large domestic and international companies that have longer operating histories and greater brand name recognition, greater access to flash memory, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with retailers, OEMs and end users. As a result, these competitors may be able to better absorb price declines, adapt more quickly to new or emerging technologies or devote greater resources to the promotion and sale of their products than we may. This has led, and may continue to lead, to a decrease in sales and market share.

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

   We also compete with manufacturers, package or card assemblers and resellers that combine controllers and flash memory developed by others, such as Hitachi, into flash memory cards, including Kingston Technology, Simple Technology, Smart Modular Technologies, Ritek, Dane-Elec and Viking. Additionally, Hitachi and Samsung, as well as flash controller developers such as Feiya Technology, Pretec, Solid State System Co. Ltd. (3System) and Hyperstone, compete with our controller and card sales.

   Kodak and Fuji are the largest and best known manufacturers of traditional film products. Kodak and Fuji recently entered the U.S. digital film market, but do not yet manufacture their own digital film. Kodak recently announced that it plans to build on its digital strategy with investments and purchases as it aims to be the number one player in digital photography. It further stated that it would fund its digital plans from at least $6 billion in free cash flow between 2001 and 2005. With their resources and worldwide brand recognition, either Kodak or Fuji would be formidable competitors for our core business. We also expect to face competition from existing or future competitors that design and market similar or alternative data storage solutions that may be less costly or provide additional features. If a manufacturer of digital cameras or other consumer electronic devices designs one of these alternative competing standards into its products, our digital film, as currently configured, will not be compatible with that product and our revenues may decline.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk.

   Foreign currency risk. We sell our products primarily to customers in the U.S. and, to a lesser extent, Japan, Canada and Europe. Most of our sales are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our sales will be denominated in British pounds, the Japanese yen and possibly the euro and Latin American currencies. As a result, it is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar rises in comparison to the local currency, which may make it more difficult to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Approximately 36.8% of our revenues for the nine months ended September 30, 2001 were derived from countries other than the United States. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. In addition, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. These risks could become more significant if we expand business outside the U.S. or if we increase sales in non-U.S. dollar denominated currencies.

   Interest rate risk. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. The risk associated with fluctuating interest expense is limited to the exposure related to those debt instruments and credit facilities that are tied to market rates. At September 30, 2001 we had no outstanding debt instruments which were tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk and market risk. We plan to mitigate default risk by investing in investment-grade securities. We have historically invested in investment-grade, short-term securities that we have held until maturity to limit our market risk.

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

   On September 28, 2001, we filed a motion for a preliminary injunction against Memtek Products, Inc. Our motion is scheduled to be heard on November 20, 2001. No trial date has yet been set.

   On May 10, 2001, SanDisk sued Viking Components Inc. for the manufacture and sale of flash cards using Lexar's 1140, 1145, 1175 and 1250 flash memory controllers. These flash memory controllers were the subject of the SanDisk v. Lexar litigation which was settled in November 2000. SanDisk sought an injunction and damages against Viking Components. We agreed to indemnify Viking in its defense of this litigation.

   On October 9, 2001, Viking won a summary judgment against SanDisk in which the court ruled that all controllers sold by Lexar to Viking prior to December 31, 2001 were covered by the settlement in the SanDisk v. Lexar litigation which was signed in November 2000. As Viking had purchased only a small number of controllers after December 31, 2001, this ruling was largely dispositive of this action and the litigation settled for a nominal amount. Final judgment was entered and the case was dismissed on October 9, 2001.

Item 2. Changes in Securities and Use of Proceeds.

   (c) Recent Sales of Unregistered Securities.

   On September 28, 2001, we issued a warrant to purchase 250,000 shares of our common stock to GBB at an exercise price of $1.26 per share, in connection with the establishment of an asset based credit facility.

   (d) Use of Proceeds.

   On August 14, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (No. 333-30556) relating to the initial public offering of our common stock.

   The net offering proceeds to us from our initial public offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $53.3 million. The proceeds have been used to fund $34.0 million of continuing operations, to repay bridge financing notes totaling $13.3 million and to make $6.0 million in net payments to SanDisk in settlement of patent litigation with SanDisk in November 2000. As of September 30, 2001, we had completely exhausted these proceeds.

Item 3. Defaults Upon Senior Securities.

   None.

Item 4. Submission of Matters to a Vote of Security Holders.

   None.

Item 5. Other Information.

   None.

Item 6. Exhibits and Reports on Form 8-K.

   A. Exhibits

   None.

   B. Reports on Form 8-K

   No reports were filed on Form 8-K for the quarter ended September 30, 2001.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LEXAR MEDIA, INC.

                                                  /s/ MICHAEL J. PEREZ
                                          _____________________________________
                                                    Michael J. Perez
                                           Chief Financial Officer (Principal
                                             Financial Officer and Principal
                                                   Accounting Officer)

Date: November 13, 2001