Form 10-Q/A
period 2001-09-30
LEXAR MEDIA INC
filed 2001-12-21
CIK 1058289

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q/A
                               (Amendment No. 1)

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

                               LEXAR MEDIA, INC.

                                   FORM 10-Q/A
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                EXPLANATORY NOTE

The Registrant hereby amends Part I - Item 1--"Financial Statements" contained in the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 to correct an error with respect to the "Accounts payable and accrued liabilities" line item within "Net cash used in operating activities" for the nine months ended September 30, 2001, as set forth in its Condensed Consolidated Statements of Cash Flows. The Registrant's total net cash used in operating activities for the nine months ended September 30, 2001 remains as originally reported. Except as set forth above, all information contained in the originally filed Quarterly Report on Form 10-Q is presented as of the original filing date, and has not been updated in this amended filing.

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

                      LEXAR MEDIA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                      Nine Months Ended
                                                                                                 --------------------------
                                                                                                 September 30, September 30,
                                                                                                     2001          2000
                                                                                                 ------------- -------------
Cash flows from operating activities:
    Net loss....................................................................................   $(44,402)     $(33,371)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization............................................................      1,461         1,376
       Issuance of warrants and stock to non-employees..........................................         51           167
       Goodwill impairment......................................................................      2,854            --
       Restructuring charge.....................................................................      1,590            --
       Loss on disposition of fixed assets......................................................          6            --
       Amortization of stock-based compensation.................................................      1,849        10,933
       Imputed and other non-cash interest......................................................      2,991         5,647
       Change in operating assets and liabilities:
          Accounts receivable, net..............................................................       (819)       (6,139)
          Inventory.............................................................................     20,991        (3,244)
          Prepaid expenses and other assets.....................................................        264        (2,052)
          Accounts payable and accrued liabilities..............................................     (2,684)        4,928
          Deferred revenue......................................................................      6,834           885
                                                                                                   --------      --------
             Net cash used in operating activities..............................................     (9,014)      (20,870)
                                                                                                   --------      --------
Cash flows from investing activities:
    Purchase of property and equipment..........................................................       (856)       (2,035)
    Cash used in acquisition of Impact Peripherals, Ltd.........................................         --           (64)
    Cash acquired upon acquisition of Printroom.com, Inc........................................         --            49
    Purchase of short-term investments..........................................................         --       (19,692)
    Proceeds from sale of short-term investments................................................     19,987         3,896
                                                                                                   --------      --------
             Net cash provided by (used in) investing activities................................     19,131       (17,846)
                                                                                                   --------      --------
Cash flows from financing activities:
    Proceeds from initial public offering, net of issuance costs................................         --        53,350
    Issuance of stock under employee stock purchase plan........................................        392            --
    Exercise of stock options and warrants......................................................         45           754
    Repayment of notes payable..................................................................     (6,445)      (18,486)
    Proceeds from notes payable.................................................................      2,000        12,125
    Repayment of notes receivable from stockholders.............................................        220            --
    Proceeds from notes payable to stockholders.................................................         --        13,275
    Repurchase of stock.........................................................................        (20)          (19)
                                                                                                   --------      --------
             Net cash (used in) provided by financing activities................................     (3,808)       60,999
                                                                                                   --------      --------
    Effect of exchange rates on cash and cash equivalents.......................................        (84)          (25)
                                                                                                   --------      --------
Net increase in cash and cash equivalents.......................................................      6,225        22,258
Cash and cash equivalents at beginning of period................................................      8,755         6,495
                                                                                                   --------      --------
Cash and cash equivalents at end of period......................................................   $ 14,980      $ 28,753
                                                                                                   ========      ========
Supplemental disclosure of non-cash financing and investing activities:
    Conversion of note payable into common stock................................................   $     --      $  2,000
    Re-pricing of warrants in connection with amended credit facility agreement.................   $    792            --
    Exercise of stock options and restricted stock grants in exchange for full recourse notes
     receivable.................................................................................         --      $  3,536
    Issuance of warrants in relation to credit facilities.......................................         --      $  3,140
    Issuance of common stock in connection with acquisition of Printroom.com, Inc. and
     Impact Peripherals, Ltd....................................................................         --      $  4,040
    Repurchase of common stock by cancellation of notes receivable..............................   $  1,479      $    190
    Issuance of warrant in connection with license and royalty agreement........................   $    206            --
    Issuance of common stock for browser development............................................         --      $    200
    Conversion of preferred stock into common stock.............................................         --      $ 53,415

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

  Accounting for stock-based compensation

   The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," Financial Accounting Standards Board Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25," the Emerging Issues Task Force ("EITF") 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FIN No. 44," and FIN No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of the Company's common stock and the exercise price of the option. SFAS No. 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

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

Date: December 21, 2001