Form 10-K405
period 2001-12-31
LEXAR MEDIA INC
filed 2002-04-01
CIK 1058289

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission File Number 000-31103

                               -----------------

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

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $0.0001 par value per share

                               -----------------

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 15, 2002, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price for the common stock as quoted by the Nasdaq National Market on that date), was approximately $101,392,459.

   As of March 15, 2002, there were 60,111,946 shares of the Registrant's common stock, $0.0001 par value per share, outstanding. This is the only outstanding class of stock of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in May 2002 are incorporated by reference into Part III of this report on Form 10-K.

================================================================================

                               LEXAR MEDIA, INC.

                                   FORM 10-K
                     For The Year Ended December 31, 2001

                               TABLE OF CONTENTS

Item                                                                                             Page
----                                                                                             ----

                                               PART I

ITEM 1:    Business.............................................................................   4

ITEM 2:    Properties...........................................................................   9

ITEM 3:    Legal Proceedings....................................................................   9

ITEM 4:    Submission of Matters to a Vote of Security Holders..................................  10

ITEM 4A:   Executive Officers of the Registrant.................................................  11

                                               PART II

ITEM 5:    Market for Registrant's Common Equity and Related Stockholder Matters................  12

ITEM 6:    Selected Financial Data..............................................................  13

ITEM 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations  13

ITEM 7A:   Quantitative and Qualitative Disclosures About Market Risk...........................  39

ITEM 8:    Financial Statements and Supplementary Data..........................................  40

ITEM 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  64

                                              PART III

ITEM 10:   Directors and Executive Officers of the Registrant...................................  64

ITEM 11:   Executive Compensation...............................................................  64

ITEM 12:   Security Ownership of Certain Beneficial Owners and Management.......................  64

ITEM 13:   Certain Relationships and Related Transactions.......................................  64

                                               PART IV

ITEM 14:   Exhibits, Financial Statement Schedules and Reports on Form 8-K......................  65

Signatures                                                                                        68

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

                 CAUTION REGARDING FORWARD-LOOKING STATEMENTS

   Some of the statements contained in this report constitute forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "project" or "continue" and variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. The risk factors contained in this report in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks That Could Affect Future Results," as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements.

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Our Corporate Information

   We incorporated in California in September 1996 under the name Lexar Microsystems, Inc, and changed our name to Lexar Media, Inc. in February 1998. We reincorporated in Delaware in August 2000. Our principal executive offices are located at 47421 Bayside Parkway, Fremont, California 94538, and our telephone number is 510-413-1200.

                                    PART I

ITEM 1  BUSINESS

Company Overview

   We design, develop and market high-performance digital film and connectivity products for the digital photography market and for other markets utilizing portable digital storage media. Our products and services allow customers to capture digital images and download them quickly to a personal computer for editing, distributing and printing. We also license our proprietary controller technology and sell controllers to other manufactures of flash storage media to address markets adjacent to digital photography.

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

   In addition to digital photography, our technology can be applied to a variety of consumer electronic applications such as digital music players, laptop computers, personal digital assistants, telecommunication and network devices and digital video recorders. In order to extend our technology into these adjacent markets, we have selectively licensed our technology to third parties. As one example, we entered into an agreement with Sony in 2000 to combine our proprietary controller technology with their Memory Stick media format and include the Lexar Media branded Memory Stick as one of our digital film products. The Memory Stick is used in a wide variety of consumer electronic products, including camcorders, personal computers, portable music players, cameras and video recorders. Under our agreement, Sony and we have cross-licensed technology to each other. We have the right to manufacture and sell the Memory Stick. We are collaborating on technology development with Sony, including the development of a high-speed Memory Stick through the use of our proprietary controller technology. Sony is obligated to pay us royalties on Memory Sticks that it sells that incorporate our technology.

   In April 2001, we finalized our supply agreement and our license agreement with Samsung Electronics Co., Ltd. Under the supply agreement, we purchase a substantial portion of our flash memory needs from Samsung at an agreed upon pricing formula. Samsung has guaranteed a certain allocation of flash memory production capacity to us. In addition, Samsung also has the right to purchase our flash memory controllers. Under the license agreement, Samsung entered into a royalty-bearing license for our technology for some of their products. We received the first payment under the license agreement in April 2001.

   In April 2001, we entered into a license agreement with Olympus Optical Co., Ltd. and Olympus Promarketing, Inc., which we collectively refer to as Olympus. Under the license agreement, we granted Olympus a non-exclusive license to our technology, agreed that Olympus would bundle our Lexar-branded digital film with certain Olympus cameras distributed in Japan, gave Olympus exclusive rights to distribute our Lexar-branded digital film in Japan and agreed to jointly develop next-generation digital film for use in Olympus cameras. We received the first payment under the license agreement in June 2001.

   In June 2001, we formed Lexar Media International, Ltd., our wholly owned subsidiary based in Dublin, Ireland, for the purpose of reducing operational and other costs by centralizing certain activities related to supporting our European markets and our technology licensing activities.

   On March 23, 2002, we terminated our prior license agreement with Samsung and executed a new license agreement which renewed and extended the prior license. Under this new agreement, Samsung agreed to prepay fixed royalties due under the prior license agreement at a 5% discount rate. Samsung further agreed to pay additional licensing fees for expanded rights to license our technology.

Our Products and Services

   Digital Film. We offer digital film in a variety of speeds and capacities in the three primary media formats currently used by digital cameras, CompactFlash, SmartMedia and Memory Stick, We also offer digital film in the MultiMedia Card and Secure Digital Card formats, which are flash memory products used primarily in other electronic applications, as well as in digital cameras. Our entire line of digital film products is subjected to rigorous design and testing procedures that we believe are more comprehensive than the standards for compatibility set by the industry in general. We guarantee that our digital film will work seamlessly with any digital camera that uses the particular format.

   We label our CompactFlash products for write speed performance in which 1x is equal to a write speed of 150 kilobytes per second, nomenclature similar to that used in the CD-ROM industry. For example, our 4x CompactFlash digital film is capable of sustained write speeds of at least 600 kilobytes per second. Currently, we offer CompactFlash with write speeds ranging from 4x to 24x.

   The table below provides information on our principal digital film products:

                             Digital Film Products

                     Sustained         Storage Capacity
Format              Write Speed          (Megabytes)                     Target Market
------              -----------        ----------------                  -------------
CompactFlash           4x            32, 64, 128, 256 and 512    OEM and Mass Market
                       8x            64, 128 and 256             Mass Market Europe
                       12x           64, 128, 192 and 256        Mass Market and Photo Channel
                       16x           1,000                       Photo Channel
                       24x           256 and 512                 Professional
SmartMedia            Not Rated      8, 16, 32, 64 and 128       Mass Market
Memory Stick          Not Rated      16, 32, 64 and 128          Mass Market
MultiMedia Card       Not Rated      16, 32 and 64               Mass Market
Secure Digital Card   Not Rated      32 and 64                   Mass Market

   Connectivity Products. We offer a broad line of digital film reader/writers that facilitate the transfer of digital images to personal computers and other devices without a direct connection to the digital camera.

   The table below provides information on our connectivity products:

                             Connectivity Products

Type of Product      Description
---------------      -----------
Digital Film Readers CompactFlash/PC Card Adapter

                     Universal (CompactFlash, SmartMedia and PC Card) Reader/Writer for the USB Port

                     USB Memory Stick(TM) Reader

                     USB SmartMedia, CompactFlash and MMC Readers

                     FireWire CompactFlash(TM) Digital Film Reader

                     JumpShot Cable used to connect our USB-enabled CompactFlash digital film to a personal computer via a USB port

   Controllers/Licensing. We sell our controllers as a stand-alone product to flash card manufacturers and license this technology to original equipment manufacturers. These customers primarily target adjacent markets such as industrial or audio applications. We believe that our controller has advantages in speed, connectivity, cost and compatibility, which we believe make it one of the premier controllers in the industry. We further believe that a number of the solid-state storage controllers currently on the market infringe our patents, and we are in litigation or negotiations with a number of such companies. In 2001 our revenue from controller sales was approximately $1.0 million.

   Our controller technology and products can be licensed for use in a number of significant emerging markets other than digital film that require high-performance, low power and durable data storage. For example, our technology can be used in mobile computing such as notebooks, handheld personal computers and PDAs; internal or external storage for mobile phones; networking applications such as routers and switches; data communications devices such as hubs, base stations, T-switches and frame relays; consumer digital applications such as audio and video, electronic books, Internet appliances and television; automotive applications such as navigation systems; government applications such as flight recorders and field computers; and general industrial applications such as retail check-out systems, meters, test equipment, sensing and medical instruments. We are actively pursuing relationships and licensing arrangements with companies to address these adjacent markets. Our controller technology can also be used for industrial CompactFlash, certain PC Cards, certain flash drives, USB flash drives and other new flash memory based storage applications. In 2001, our revenue from licensing our controller technology was approximately $11.7 million.

Sales and Marketing

   We sell our digital film and connectivity products to end-users primarily through mass market, photo and original equipment manufacturer channels. The mass-market channel includes national and regional retailers and select corporate accounts. We also use a direct sales force, as well as distributors, value-added resellers and independent sales representatives, for the mass market. The photo channel includes specialty stores targeted at professional photographers and enthusiasts. Original equipment manufacturers consist of digital camera manufacturers and other private label resellers.

   We currently sell our products in the United States, Asia, Europe and other parts of the world, either directly, through our wholly owned subsidiaries located in Japan and the U.K., or through international distributors. We also market our products directly to end users through our website. In connection with the majority of our distributor sales, we pay commissions to independent contractors based upon the sales to their clients from our distributors.

   To support our sales efforts, we conduct marketing programs designed to educate our target markets about the differences in digital film offerings. Our retail marketing programs include merchandising programs, in-store promotions, trade events and print advertising. We also support our marketing strategy by bundling our CompactFlash digital film with the digital cameras of original equipment manufacturers such as Canon, Casio, Minolta, Nikon and others.

   We also sell and market our controllers to manufacturers of flash memory based products.

Customers

   Our customers include retailers, OEM's and licensees. Samsung accounted for approximately 12.0% of our gross revenues in 2001. In addition, during 2001, two of our distributors had sales to one common customer, CompUSA, that we believe, in total, represented more than 15% of our gross revenues in 2001. For information regarding revenues generated from customers outside of the United States, see Note 2 to our consolidated financial statements.

   We protect some of our customers against the effects of price decreases on their inventories. Accordingly, if we reduce our prices, we pay certain distributors and consumer retailers for the difference between the price paid for the product still in their inventory and the new price. Additionally, we permit some of our customers to return limited amounts of products still in their inventory for credit or in exchange for new products. We also offer in-store and mail in rebates to end-users through some of our customers.

Competition

   Our primary competitors are companies that sell flash media into the mass market and original equipment manufacturer channels. These companies are primarily manufacturers with both controller and flash memory capabilities, such as SanDisk, Toshiba and Hitachi. We believe that SanDisk is our primary competitor. SanDisk currently holds the largest market share position in the flash media market, selling essentially the same product line as we do. We compete with SanDisk both for retail accounts and in the original equipment manufacturer market. We believe the principal competitive factors in this market are performance and price. We compete with SanDisk by offering premium products with superior performance and competitive prices. SanDisk is larger than we are and, because it manufactures its own controllers and flash memory, it does not depend to the extent we do on third parties to supply it with those products. We believe that our supply relationship with Samsung, however, helps mitigate any manufacturing advantage SanDisk may have.

   We also compete with manufacturers, package or card assemblers and resellers that combine controllers and flash memory chips developed by others, such as Hitachi, into flash storage cards, including Delkin, Kingston Technology, Memorex, PNY, Simple Technology, Smart Modular Technologies and Viking. Some of these competitors, however, from time to time are our customers because they either purchase our digital film from us on a private label basis or our controllers. Additionally, flash controller developers such as 3-S (Solid State Storage System, Ltd.) compete with our controller sales.

   Several companies have introduced competing technologies for use in digital cameras. These include Iomega Corporation's Clik! and IBM Corporation's MicroDrive. Other companies have introduced competing flash storage cards such as rotating media, compact discs and magneto-optical storage. For example, a consortium consisting of SanDisk, Matsushita and Toshiba developed the Secure Digital Card, a media format used in digital cameras as well as in other electronic applications. Some competing technologies are mechanically and electronically incompatible with the CompactFlash, Memory Stick and SmartMedia formats, which means our products do not work in digital cameras incorporating those technologies.

Technology

   Our technology is the result of over ten years of research and development. Our engineering group initially pioneered mass storage controller devices to work with magnetic devices. This expertise expanded into controllers for solid-state storage systems, and more specifically for flash memory. Solid-state storage systems have no moving parts. As of March 15, 2002, we have had 43 United States patents granted or allowed, while many remain pending in the United States Patent and Trademark Office. We have also filed many corresponding foreign applications. Most of our patents revolve around our core expertise in developing and designing a programmable controller and achieving system-level performance. We are actively pursuing companies which are marketing products that we believe infringe our patents.

   Our patented system and circuit technology and proprietary Space Manager enables high write speed operations to the flash memory with minimal overhead. We achieve this by using our proprietary indirect mapping methodology, a technique for storing, accessing and erasing information within a flash memory device. Our high-speed technology provides a significant advantage when used in applications requiring large amounts of data to be transferred quickly, such as digital imaging and digital sound recordings. Our controller integrates various digital and advanced analog modules by using proprietary tools. We believe our controller technology enables us to provide a high performance solution to our customers, while remaining cost-effective.

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

Research and Development

   We believe that in order to compete successfully, we must continually design, develop and introduce new products that take advantage of market opportunities and address emerging standards. As of March 15, 2002, we had a staff of 23 research, development and engineering personnel. In addition, we have, on occasion, engaged outside consultants to assist in the development of technologies to our specifications. We intend to continue this selective use of outside consultants in the future. During 1999, 2000 and 2001, we spent approximately $4.1 million, $7.0 million and $5.6 million, respectively, on research and development activities. The reduction in costs in 2001 as compared to 2000 was due, in part, to our disposition of Printroom.com.

   In addition, we endeavor to develop and maintain close relationships with key suppliers of components and technologies in order to enable us to quickly introduce new products that incorporate the latest technologies. We also frequently receive prototypes of digital camera models from manufacturers prior to their market introduction to ensure compatibility with our digital film. We have also worked with some digital camera manufacturers to optimize the performance of their digital camera when used with our digital film. We believe our relationships with digital camera manufacturers provide valuable insights into their current and future digital film requirements.

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

   There are three major types of flash memory: NAND, AND and NOR. We use industry standard NAND flash memory. We currently purchase almost all of our NAND flash memory from Samsung. Our controllers can also be configured to work with NAND flash memory produced by Toshiba, flash memory produced by Advanced Micro Devices and Fujitsu or AND flash memory produced by Hitachi. Our controller technology can also be applied to other proprietary types of flash memory or other solid-state storage devices.

   United Microelectronics Corporation, or UMC, based in Taiwan, currently manufactures our controller chips. We have also qualified Taiwan Semiconductor Manufacturing Corporation, or TSMC, to produce our controller chip. Our flash memory cards are assembled at Venture Manufacturing Services, in Newark, California and Venture Manufacturing in Singapore and Bintan, Malaysia. Additionally, our controllers are assembled, tested and packaged primarily by Advanced Semiconductor Engineering, Inc. in Taiwan and Multitech Design & Test, Inc. in Sunnyvale, California.

Employees

   At March 15, 2002, we had 128 employees, of which 50 were employed in marketing and sales, 23 in research, development and engineering, 21 in operations and 34 in administration. These numbers include 11 part-time employees and consultants. Our continued success will depend, in part, on our ability to attract and retain skilled and motivated personnel. None of our employees is represented by labor unions. We believe that we have good relations with our employees.

ITEM 2  PROPERTIES

   Our corporate headquarters and principal operating facility are located in Fremont, California. Our headquarters is comprised of approximately 34,400 square feet and is the primary location for all our engineering, operations, administrative and worldwide sales and marketing functions. We occupy approximately 25,500 square feet of this facility under a lease that expires on December 31, 2003 and have an option to renew this lease for an additional five-year period. During the third quarter of 2001, as a result of restructuring our organization, we vacated approximately 8,500 square feet in our Fremont headquarters. This space was subsequently subleased in the first quarter of 2002, with the sublease expiring on February 1, 2003. We believe that our offices in Fremont will be adequate to meet our needs for at least the next 12 months.

   We also lease facilities in Woking, England, Tokyo, Japan and Boca Raton, Florida. We use our Woking, England office for sales, marketing and distribution operations under a lease that expires on December 21, 2005. We lease office space in Tokyo, Japan for sales, marketing and distribution operations. The lease for our Japan facility expired in February 2002. We currently lease space at this facility in Japan under a month-to-month contract. We lease approximately 2,200 square feet of office space in Boca Raton, Florida for product development activities. The lease for the Florida office expires on May 31, 2006.

ITEM 3  LEGAL PROCEEDINGS


  Litigation Against Pretec, Feiya, PNY, Memtek and C-One

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

   On April 13, 2001, we filed an amended complaint in our litigation with Pretec, naming Memtek as an additional defendant. On June 26, the Court allowed us to file our second amended complaint in our litigation with Pretec, naming C-One as an additional defendant and adding our U.S. Patent No. 5,479,638 against all of the defendants. In this action we allege that Memtek and the other defendants infringe our U.S. Patent Nos. 5,479,638, 5,818,781, 5,907,856, 5,930,815 and 6,145,051. This suit is pending in the United States District Court for the Northern District of California. We are seeking injunctive relief and damages against all of the defendants.

   On September 28, 2001, we filed a motion for a preliminary injunction against Memtek. On November 27, 2001, we and Memtek, which sells under the brand name "Memorex," agreed to a Stipulated Preliminary Injunction whereby Memtek agreed not to sell or offer to sell C-One and Pretec manufactured CompactFlash memory cards with C-One controllers.

  Litigation by SanDisk Against Viking

   On May 10, 2001, SanDisk Corporation sued Viking Components Inc. for the manufacture and sale of flash cards using our 1140, 1145, 1175 and 1250 flash memory controllers. These flash memory controllers were the subject of the SanDisk v. Lexar litigation which was settled in November 2000. SanDisk sought an injunction and damages against Viking. We agreed to indemnify Viking in its defense of this litigation.

   On October 9, 2001, Viking won a summary judgment against SanDisk in which the court ruled that all controllers sold by Lexar to Viking prior to December 31, 2001 were covered by the November 2000 settlement of the SanDisk v. Lexar litigation. As Viking had purchased only a small number of controllers after December 31, 2001, this ruling was largely dispositive of this action and the litigation settled for a nominal amount. Final judgment was entered and the case was dismissed on October 9, 2001.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

ITEM 4A  EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table presents information concerning our executive officers as of March 29, 2002.

      Name       Age Position
      ----       --- --------
Petro Estakhri.. 44  Director, Chief Technology Officer and Executive Vice President,
                     Engineering
Eric B. Stang... 42  Director, President and Chief Executive Officer
Michael J. Perez 55  Vice President, Finance and Chief Financial Officer
Eric S. Whitaker 35  Vice President of Technology Licensing, General Counsel and
                     Secretary

   Petro Estakhri has served as our Chief Technology Officer since April 1999 and as our Executive Vice President, Engineering since August 1997. Mr. Estakhri has served as one of our directors since August 1997, and was the Chairman of our board of directors from August 1997 through June 2001. Mr. Estakhri also served as our Vice President, Systems from September 1996 to August 1997. From January 1993 to August 1996, Mr. Estakhri served as the Senior Director of Mass Storage Controller Engineering at Cirrus Logic, a supplier of semiconductors for Internet entertainment electronics. Mr. Estakhri is a co-author of many patents related to magnetic media, flash storage controller and systems architecture. Mr. Estakhri holds a B.S. and an M.S. in electrical and computer engineering from the University of California at Davis.

   Eric B. Stang has served as our Chief Executive Officer since June 2001, as our Chief Operating Officer from November 1999 through June 2001 and as a director since January 2000. From June 1998 to November 1999, Mr. Stang was Vice President and General Manager of the Radiation Therapy Products Division of ADAC Laboratories, a medical equipment and software company. From January 1995 to May 1998, he was Director of Operations at Raychem Corporation, a material science company. Mr. Stang holds a B.A. in economics from Stanford University and an M.B.A. from the Harvard Business School.

   Michael J. Perez has served as our Vice President, Finance and Chief Financial Officer since July 2001. From July 1999 to July 2001, Mr. Perez was the Vice President of Finance of the Monterey Bay Aquarium. From April 1982 to July 1999, Mr. Perez served as the Vice President of Finance at various technology companies including Sydis, Symantec, Syquest Technology and O.R. Technology. Mr. Perez holds a B.S. in accounting from San Jose State University and an M.B.A. from the University of Santa Clara.

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

                                    PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Stock

   Our common stock began trading on the Nasdaq National Market on August 15, 2000 under the symbol LEXR. The following table sets forth the high and low sales prices reported on the Nasdaq National Market for the periods indicated. The market price of our common stock has been volatile. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks That Could Affect Future Results."

                                                                 High   Low
                                                                ------ -----
    Fiscal Year Ended December 31, 2001
       First quarter........................................... $ 2.88 $0.56
       Second quarter..........................................   4.03  1.06
       Third quarter...........................................   1.70  0.77
       Fourth quarter..........................................   3.00  0.79

                                                                 High   Low
                                                                ------ -----
    Fiscal Year Ended December 31, 2000
       First quarter........................................... $   -- $  --
       Second quarter..........................................     --    --
       Third quarter (from August 15, 2000)....................  15.75  7.75
       Fourth quarter..........................................  13.19  0.47

Stockholders

   As of March 15, 2002, we had approximately 190 record holders of our common stock and more than 3,880 beneficial holders.

Dividends

   We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business, and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

   None.

Use of Proceeds

   On August 14, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-30556) relating to the initial public offering of our common stock.

   The net offering proceeds to us from our initial public offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $53.3 million. An aggregate of $34.0 million of these proceeds were used as working capital, $13.3 million were used to repay promissory notes issued in connection with a bridge financing and $6.0 million were used to make net payments to SanDisk in November 2000 in settlement of our patent litigation. As of December 31, 2001, we had completely exhausted the net proceeds from our initial public offering.

ITEM 6  SELECTED FINANCIAL DATA

                                                              Years Ended December 31,
                                                   -----------------------------------------------
                                                    1997     1998      1999      2000      2001
                                                   -------  -------  --------  --------  --------
                                                        (in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues.......................................... $ 2,943  $ 7,609  $ 29,219  $ 87,977  $ 73,641
Loss from operations.............................. $(4,869) $(8,671) $(15,164) $(42,612) $(39,086)
Net loss per common share--basic and diluted...... $ (0.50) $ (2.57) $  (2.65) $  (2.09) $  (0.82)

                                                                 As of December 31,
                                                   -----------------------------------------------
                                                    1997     1998      1999      2000      2001
                                                   -------  -------  --------  --------  --------
                                                                   (in thousands)
Consolidated Balance Sheets Data:
Total assets...................................... $ 2,102  $16,814  $ 38,274  $ 74,848  $ 36,452
Debt, current and non-current portions............ $ 6,461  $ 5,393  $  5,320  $  7,971  $  2,405
Mandatorily redeemable convertible preferred stock $ 2,922  $24,653  $ 53,136  $     --  $     --

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

Overview

   We design, develop and market high-performance digital film and connectivity products for the digital photography market. Our primary objective is to establish our products and services as the industry standard solution for capturing, storing, viewing, editing and distributing digital images. Our products and services allow customers to capture digital images and download them quickly to a personal computer for editing, distributing and printing. We sell controllers as a stand-alone product and also license this technology to original equipment manufacturers for application in a variety of consumer electronic products.

   We were formed in September 1996 to purchase the Solid-State Storage business unit of Cirrus Logic, Inc. From the inception of the business unit in 1993 to September 1996, the business unit was engaged principally in research and development activities. After our acquisition of the business unit in September 1996 and through the middle of 1997, we focused primarily on the sale of controllers and PC Cards for general flash memory applications. Commencing in the middle of 1997, we began to focus our products, as well as our marketing and sales efforts, on the digital film market.

   Our broad line of high-performance digital film offers removable and reusable storage devices that capture images from a digital camera. Digital film sales comprised 84.8% of our gross revenues in 2000 and 79.1% of our gross revenues in 2001. Our digital film combines flash memory from leading suppliers with our patented technology to address the needs of professional, commercial and consumer photographers. Our digital film is compatible with substantially all digital cameras, including those manufactured by Agfa, Canon, Casio, Epson, Fuji, Hewlett-Packard, Kodak, Konica, Minolta, Nikon, Olympus, Polaroid, Ricoh, Sony and Yashica. We offer digital film in a variety of speeds and capacities in the three primary media formats currently used by digital cameras: CompactFlash, SmartMedia and Memory Stick. We also offer digital film in the MultiMedia Card and Secure Digital Card formats, which are flash memory products used in other electronic applications, as well as in digital cameras.

   Our digital film reader/writers are products that facilitate the transfer of digital images to personal computers and other devices without a direct connection to the digital camera. Our JumpShot cable connects the universal serial bus, or USB port to our USB-enabled CompactFlash digital film to quickly and easily transfer images.

   In addition to digital photography, our digital film technology can be applied to a variety of consumer electronic applications such as digital music players, laptop computers, personal digital assistants, telecommunication and network devices and digital video recorders. In order to extend our digital film technology into these markets we have selectively licensed our products and technology to third parties. For example, during 2001, we entered into license agreements with Smart Modular and Olympus. In 2000, we entered into an agreement with Sony to combine our proprietary controller technology with their Memory Stick media format and include the Memory Stick as one of our digital film products. The Memory Stick is used in a wide variety of consumer electronic products, including camcorders, personal computers, portable music players, cameras and video recorders.

   Revenues. We generate revenue primarily from the sale of digital film and connectivity products to end-users primarily through mass market, photo and original equipment manufacturer channels. In 2000, and more substantially in 2001, we generated license and royalty revenues from our patented technology. We also received revenues from the sales of our controllers to flash storage manufacturers. In addition, as a result of our acquisition of Printroom.com, we recognized modest revenues from photo finishing services in 2001. As a part of the restructuring that occurred in the third quarter of 2001, we sold the Printroom.com operation and consequently do not anticipate recognizing any revenue from photo finishing services in 2002 and beyond.

   Our customers include distributors, retailers, original equipment manufacturers and end users. Certain customers have return and price protection rights. A majority of our gross revenues have been generated from sales to a limited number of customers. Our top ten customers accounted for approximately 79.2% of our gross revenues in 1999, 74.9% in 2000 and 57.9% in 2001. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for at least the next several years. Domestic revenue represented 68.9% of our gross revenues in 2001, 65.3% in 2000 and 73.8% in 1999. We expect domestic revenues to continue to account for the majority of our gross revenues in 2002, as we anticipate that we will generate approximately 65% of our gross revenues from selling or licensing our products to customers in the United States.

   Cost of Revenues. Our cost of revenues consists primarily of materials costs, with flash memory comprising a majority of those costs. We maintain relationships with key suppliers, primarily Samsung, which we believe will be able to provide us with sufficient quantities of flash memory during 2002. The price we have historically paid for flash memory has fluctuated considerably and decreased significantly in 2001. We expect to continue to see some price declines through at least the first half of 2002 and stabilization of prices through the remainder of 2002. In addition, cost of revenues includes expenses related to materials procurement, inventory management and adjustments and manufacturing. We also make royalty payments to SanDisk on some sales of our CompactFlash digital film. These payments have not been a significant component of our cost of revenues to date and we expect them to decline as we phase out the use of the controller that incorporates the technology on which the royalty is paid.

   Research and Development. Our research and development expenses include salaries and related expenses for research and development personnel, fees for outside consultants, patent costs and prototype development and materials costs. We believe that continued investment in research and development is important to enable us to attain our strategic objectives and we therefore expect research and development expenses to increase in absolute dollars during 2002.

   Sales and Marketing. Our sales and marketing expenses include salaries and related expenses for sales and marketing personnel, advertising, customer service, technical support, distribution and travel and trade show expenses. We expect sales and marketing expenses to vary during 2002 primarily in conjunction with changes in sales volumes throughout the year.

   General and Administrative. Our general and administrative expenses include salaries and related expenses for executive, administrative and operational personnel, fees for professional services and other corporate expenses. We also incurred $1.8 million of legal expenses during fiscal 2001. The most significant component of these expenses were fees related to litigation, including litigation with various companies that we believe infringe our patents. During 2002, we expect to increase our efforts to license our technology to those companies that we believe infringe our intellectual property. This may result in increased legal expenses to the extent that litigation is required to achieve our objective.

   Stock-based Compensation. Stock-based compensation related to options granted to employees represents the aggregate difference, at the date of grant, between the deemed fair market value of the stock underlying options and the exercise prices of these options. Stock-based compensation related to options granted to consultants is revalued as it vests using the Black-Scholes option-pricing model. Stock-based compensation is amortized over the vesting period of the underlying options based on an accelerated vesting method. Total stock-based compensation recorded for all option grants through December 31, 2001 totaled $19.3 million. At December 31, 2001, unearned stock-based compensation was $2.0 million. We expect to amortize $1.5 million of this unearned stock based compensation in 2002 and to amortize the remaining $0.5 million in 2003. To the extent that any of our employees who hold these options leave our employ before their options vest, total unearned stock-based compensation and the resulting amortization will be reduced.

Critical Accounting Policies And Estimates

   Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to price protection, customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

  . Revenue recognition, including price protection, rebates and customer programs;

  . Valuation allowances and accrued liabilities, including sales returns and other allowances, the allowance for doubtful accounts and inventory write-downs.

  Revenue recognition

   Product revenues

   We derive our revenues primarily from product revenues, which include flash memory products, controllers and connectivity products. As discussed below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

   We sell products through distributors, retailers, original equipment manufacturers and end users. Certain customers have return rights. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. At the time revenue is recorded, we record estimated reductions to product revenue based upon our historical experience, customer price protection programs and incentive offerings, including special pricing agreements, price protection, promotions and other volume-based incentives. In order to make such estimates we analyze historical returns, current economic conditions, customer demand and any relevant specific customer information. For certain customers where we are unable to reasonably estimate the level of returns or where the customers do not take title to the product on delivery, revenues and the costs of revenues are deferred until these customers have sold the product to their customers. Should our ability to estimate, based on these various factors, change, this could have a significant impact on our revenue recognition, potentially reducing revenue in the period of such change.

   License and royalty revenue

   We recognize royalty and license revenues ratably over the term of the agreement when the amounts are fixed and future obligations are insignificant. When amounts are based on the volume of products sold that incorporate our technology, revenue is recognized when earned.

  Valuation allowances and accrued liabilities

   Inventory write-downs

   We write-down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than we anticipate, for example, if product sales and prices decline more substantially than projected by management, additional inventory write-downs may be required.

   Allowance for doubtful accounts

   We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

   Other valuation allowances and accrued liabilities

   We also maintain accruals and allowances for all cooperative marketing and other programs. If market conditions were to change adversely, we may take actions to increase our customer incentive offerings, which could result in increased accruals and allowances for these programs. Historically, warranty expenses have not been material. In the unlikely event that a problem is identified that would result in the need to replace product on a large scale, such an event may have a material adverse effect on our operating results and financial position.

Our History of Losses

   We have incurred significant losses to date. As of December 31, 2001, we had an accumulated deficit of approximately $135.9 million. Although we achieved positive income from operations, excluding stock based compensation, in the fourth quarter of 2001, we may not be able to achieve positive cash flow from our operations or achieve or maintain overall profitability. In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily indicative of our future growth.

Results of Operations

   The following table sets forth our statements of operations data expressed as a percentage of revenues for the periods indicated:

                                               Year Ended December 31,
                                               ---------------------
                                               1999    2000    2001
                                               -----   -----   -----
          Revenues:
             Product revenues................. 100.0%   99.2%   84.1%
             License and royalty revenues.....    --     0.8    15.9
                                               -----   -----   -----
                 Net revenues................. 100.0   100.0   100.0
          Cost of product revenues............  84.2    86.0    91.9
                                               -----   -----   -----
          Gross margin........................  15.8    14.0     8.1
          Operating expenses:
             Research and development.........  14.2     7.9     7.6
             Sales and marketing..............  29.4    24.0    27.2
             General and administrative.......  17.9    15.6    16.4
             Goodwill impairment..............    --      --     3.9
             Restructuring reserve............    --      --     2.8
             Stock-based compensation.........   6.2    14.9     3.3
                                               -----   -----   -----
          Total operating expenses............  67.7    62.4    61.2
                                               -----   -----   -----
             Loss from operations............. (51.9)  (48.4)  (53.1)
          Other (income) and expense:.........
             Interest and other expense.......  (1.8)   (8.4)   (8.7)
             Interest and other income........   1.4     2.0     1.3
             Settlement of litigation.........    --    (6.8)     --
                                               -----   -----   -----
          Total other expense, net............  (0.4)  (13.2)   (7.4)
                                               -----   -----   -----
                 Loss before income taxes..... (52.3)  (61.6)  (60.5)
             Income taxes.....................    --      --     4.0
                                               -----   -----   -----
                 Net loss..................... (52.3)% (61.6)% (64.5)%
                                               =====   =====   =====

  Year Ended December 31, 2000 versus Year Ended December 31, 2001

   Revenues

   Revenues for 2001 decreased by $14.3 million, or 16.3%, to $73.6 million from $88.0 million for 2000. The 2001 decrease in revenues was primarily the result of declines in our average selling prices, and increases in our price protection and rebate programs. These negative factors were partially offset by an increase in memory product unit-shipments and an increase of $11.0 million in our license and royalty revenues. In 2001, we derived gross revenues predominantly from customers in the United States (68.9%), Asia (18.5%) and Europe (12.3%). In 2000, we derived gross revenues predominantly from customers in the United States (65.3%), Asia (21.1%) and Europe (13.4%). In 2001, one customer, Samsung, accounted for 12.0% of our gross revenues. In addition, during 2001, two of our distributors had one common customer, CompUSA, that we believe, in total, represented more than 15% or our gross revenues. In 2000, three customers, Kodak, Tech Data and Olympus accounted for 18.0%, 13.3% and 13.3% of our revenues, respectively.

   Our product revenues are primarily comprised of sales of digital film and connectivity and controller products. Product revenues comprised 84.1% and 99.2% of net revenues in 2001 and 2000, respectively. Product revenues in 2001 decreased by $25.3 million, or 29.0%, to $61.9 million from $87.2 million in 2000. The decrease in product revenues was primarily the result of declining average selling prices, increases in price protection and rebates and lower shipments to our OEM customers. During 2001, we incurred $14.3 million and $4.0 million in sales discounts and allowances and sales returns, as compared with $5.4 million and $1.9 million in 2000, respectively. The decline in average selling prices was partially offset by an increase in shipments of our higher capacity products, along with an increase in overall shipments of our products. The decline in OEM product sales was driven by our strategy to focus on selling higher margin products, licensing our proprietary controller technology and growing our presence in the retail channel. The decline in average product selling prices was due to declining flash memory costs and increased price competition. We anticipate that our product revenues will increase in 2002. We generated revenue from controller sales of $1.0 million in 2001 and $0.5 million in 2000. We expect to recognize increased revenues from controller sales in 2002.

   We generate license revenues from agreements under which we license the use of our patented controller technology. We derive royalty revenues from agreements under which we collect a fee based on the sales of products that incorporate our patented technology. License and royalty revenues comprised 15.9% and 0.8% of net revenues in 2001 and 2000, respectively. Licensing and royalty revenues in 2001 increased by $10.9 million, or 1,461%, to $11.7 million from $0.8 million in 2000. The increase in license and royalty revenues resulted from the controller licensing agreements we entered into during 2001. We will continue to seek new licensing opportunities in 2002, and expect our license and royalty revenues to increase in 2002.

   Cost of Product Revenues

   Cost of revenues for 2001 decreased $8.0 million, or 10.6%, to $67.6 million from $75.7 million for 2000. This decrease was primarily driven by the decline in flash memory pricing and a decrease in assembly costs. These decreases were partially offset by a trend toward manufacture of higher capacity products, which use more flash memory, by an increase in units sold and by adjustments related to excess and obsolete inventory. We expect product costs to stabilize in the second half of 2002. Cost of revenues related to license and royalty revenues have been insignificant and will continue to be insignificant in the foreseeable future.

   Cost of revenues, as a percentage of net revenues, for 2001 increased to 91.9% from 86.0% for 2000. Our gross margins decreased due to a number of factors, including declining average selling prices, significant increases in rebates and increases in price protection of channel inventories due to price competition. In conjunction with our decreased sales these factors severely impacted our margin during the first half of 2001, resulting in negative gross margins for the first two quarters of 2001. Our gross margins significantly improved during the second half of the year as a result of lower costs, increased revenues from our higher margin products and a shift away from our lower margin OEM business. We expect continued pressure on our gross margins primarily from price competition.

   Research and Development

   Research and development expenses for 2001 decreased $1.4 million, or 20.0%, to $5.6 million from $7.0 million for 2000. The decrease in research and development expenses was due, in part, to the disposition of Printroom.com in the third quarter of 2001, and lower patent, project and infrastructure related costs. Research and development expenses represented 7.6% of net revenues in 2001 compared to 7.9% in 2000. The decrease in research and development expenses, as a percentage of net revenues, was attributable to the cost factors noted above and was partially offset by the decline in net revenues during 2001.

   Sales and Marketing

   Sales and marketing expenses for 2001 decreased $1.1 million, or 5.2% to $20.0 million from $21.1 million for 2000. The decrease in sales and marketing expenses was primarily due to a reduction of employee compensation costs in the marketing area as a result of our restructuring in the third quarter of 2001 and a reduction in advertising costs in the second half of 2001. Sales and marketing expenses represented 27.2% of net revenues in 2001 compared to 24.0% in 2000. The increase in sales and marketing expenses as a percentage of net revenues during 2001 as compared to 2000 was due to increased spending in the first half of 2001 which was only partially offset by the reductions achieved in the second half of 2001, combined with decreased net revenues during 2001.

   General and Administrative

   General and administrative expenses for 2001 decreased $1.7 million, or 12.1%, to $12.1 million from $13.7 million for 2000. The decrease in general and administrative expenses was primarily due to reduced employee compensation costs and reduced legal fees in the second half of 2001. These reductions were partially offset by increased occupancy and insurance costs and increased accounting and auditing expenses. General and administrative expenses represented 16.4% of net revenues in 2001 compared to 15.6% in 2000. The increase in general and administrative expenses as a percentage of net revenues was attributable to the decline in net revenues during 2001.

   Stock-Based Compensation

   Stock-based compensation recorded for all option grants through December 31, 2001 totaled $19.3 million. In 2001, we recognized $2.4 million in stock-based compensation expense associated with these options, compared with $13.1 million in 2000.

   Goodwill Impairment

   During the first quarter of 2001, a charge of $2.9 million, or 3.9% of revenues for the year, was recognized for Printroom.com goodwill. At the end of the second quarter of fiscal 2001, our management decided to dispose of the Printroom.com operation. We successfully completed the disposition during the third quarter of 2001.

   Restructuring

   At the end of the second quarter of fiscal 2001, we decided to implement a 27% reduction in our work force and to discontinue our Printroom.com operations. We recognized a $2.1 million restructuring charge related to this restructuring. We effected the restructuring in the third quarter of fiscal 2001 and the restructuring is complete. We implemented the disposition of Printroom.com through a sale of the Printroom.com assets to a company owned by the management of Printroom.com which is continuing its operations.

   A summary of the restructuring costs is outlined as follows (in thousands):

                                      Accrued                       Accrued
                                     Balance at                    Balance at
                                      June 30,    Cash   Non-cash December 31,
                                        2001    Payments Charges      2001
                                     ---------- -------- -------- ------------
 Reduction in workforce.............   $1,052    $(637)   $  --       $415
 Asset write-offs...................      554       --     (536)        18
 Excess facilities and related costs      368      (70)      --        298
 Other..............................      112      (67)      --         45
                                       ------    -----    -----       ----
                                       $2,086    $(774)   $(536)      $776
                                       ======    =====    =====       ====

   Remaining expenditures relating to workforce reductions and termination agreements will be substantially paid in the first quarter of 2002. We expect to pay amounts related to excess facilities and related costs over the terms of the related leases through 2004.

   Other Income and Expense

   Interest and other expense for 2001 was $6.4 million as compared to $7.4 million for 2000. The decrease in interest expense in 2001 was primarily the result of lower imputed interest charges related to our debt and financing facilities. Also included in interest and other expense is foreign exchange loss, which was $0.3 million in 2001 and $0.2 million in 2000. Foreign exchange losses for 2000 were primarily related to yen fluctuations in relation to the United States dollar. Foreign exchange losses for 2001 were related to fluctuations in the yen and British pound in relation to the United States dollar.

   Interest and other income for 2001 was $1.0 million as compared to $1.8 million for 2000. The decrease was due to lower cash and short-term investment balances, as well as lower interest rates in 2001.

   In connection with the settlement of our patent litigation with SanDisk in November 2000 we made net payments to SanDisk in the amount of $6.0 million during 2000.

   Income Taxes

   Income tax expense for 2001 was $2.9 million, or 4.0% of revenues, and primarily related to foreign taxes on foreign license revenues. These taxes are recoverable only as a credit against federal income taxes. No credit for the recovery has been recorded. Income taxes were insignificant in 2000.

   At December 31, 2001, we had federal and state net operating loss carryforwards of approximately $97.1 million and $58.0 million, respectively, and federal and state research credits of approximately $957,000 and $589,000, respectively, to offset future taxes. The federal operating loss and research credit carryforwards will begin to expire 2011 if not utilized. The California operating loss carryforwards began to expire in 2001. The California research credit carryforwards do not expire. We have established a 100% valuation allowance since it is more likely than not that no benefit will be realized for our deferred tax assets. These credits are in addition to the foreign tax credits noted above.

   Sales of our stock, including shares sold in our initial public offering, may further restrict our ability to utilize our net operating loss carryforwards and credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations may result in the expiration of net operating loss carry-forwards and credits before utilization.

  Year Ended December 31, 1999 versus Year Ended December 31, 2000

   Revenues Revenues for 2000 increased 201% to $88.0 million from $29.2 million for 1999. The increase in revenues was primarily the result of continued increases in sales of our products. We incurred $5.4 million and $1.9 million in sales discounts and allowances and sales returns, respectively, in 2000, as compared with $0.7 million and $0.8 million in 1999. In 2000, we derived revenues predominantly from customers in the United States (65.3%), Asia (21.1%) and Europe (13.4%). In 1999, we derived revenues predominantly from customers in the United States (73.8%), Asia (14.8%) and Europe (11.1%). Three customers, Kodak, Tech Data and Olympus, accounted for 18.0%, 13.3% and 13.3% of our gross revenues in 2000, respectively. Four customers, Ingram Micro, Kodak, Impact Peripherals and Tech Data, accounted for 12.8%, 11.4%, 10.0% and 8.8% of our gross revenues in 1999, respectively.

   In 2000, in addition to revenues from sales of our products, we also recognized license revenues of $0.8 million. We did not generate any license revenues in 1999. We also recognized $0.5 million in gross revenues in 2000 from sales of our controllers, as compared with $0.3 million in 1999.

   In April 2000, we acquired Impact Peripherals, our European distributor. Product sales to Impact Peripherals prior to the acquisition have been included in our revenues. Impact Peripherals now operates as Lexar Media Europe, and its results have been included in our financial results beginning in May 2000.

   Cost of Revenues Cost of revenues for 2000 increased 208% to $75.7 million from $24.6 million for 1999. The increase in cost of revenues was primarily due to increased sales of our products. Cost of revenues, as a percentage of sales, for 2000 increased to 86.0% from 84.2% for 1999.

   Our gross margins decreased due to a number of factors, including declines in average selling prices, significant increases in rebates and increases in price protection of channel inventories due to increased competition and a slowdown in sales, particularly in the fourth quarter of 2000. These unfavorable factors were partially offset by a number of factors, including an overall decrease in raw material costs, changes in product volumes shipped through mass market and OEM channels and changes in our product mix, including increased sales of high capacity cards and USB-enabled cards. The slow fourth quarter sales, which were caused primarily by a significant decline in sales to OEM customers, a slower than forecasted roll-out in retail stores in Japan and decreased revenues from U.S retailers, resulted in increased internal and channel inventory levels.

   Research and Development Research and development expenses for 2000 were $7.0 million, or 7.9% of revenues, as compared to $4.1 million, or 14.2% of revenues, for 1999. The increase in research and development expenses was primarily due to increased compensation and benefits as a result of our acquisition of Printroom.com in January 2000 and increased headcount to support new product development. The decrease in research and development expenses as a percentage of revenues during 2000 as compared to 1999 was due to increased revenues in 2000.

   Sales and Marketing Sales and marketing expenses for 2000 were $21.1 million, or 24.0% of revenues, as compared to $8.6 million, or 29.4% of revenues, for 1999. The increase in sales and marketing expenses was primarily due to higher market development, advertising, salary, commission and tradeshow expenses associated with selling and promoting our new digital film and connectivity products in the U.S., Europe and Japanese markets. The decrease in sales and marketing expenses as a percentage of revenues during 2000 as compared to 1999 was due to increased revenues in 2000.

   General and Administrative General and administrative expenses for 2000 were $13.7 million, or 15.6% of revenues, as compared to $5.2 million, or 17.9% of revenues, for 1999. The increase in general and administrative expenses was primarily due to higher legal expenses related to our patent litigation with SanDisk and increased headcount due to the growth of our business. The decrease in general and administrative expenses as a percentage of revenues during 2000 as compared to 1999 was due to increased revenues in 2000.

   Stock-Based Compensation Stock-based compensation recorded for all option grants through December 31, 2001 totaled $24.5 million. In 2000, we recognized $13.1 in stock-based compensation expense associated with these options. In 1999, we recognized $1.8 million in stock-based compensation expense associated with these options.

  Other Income and Expense

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

   Interest and other income for 2000 was $1.8 million as compared to $0.4 million for 1999. The increase in 2000 was primarily due to interest income from short-term investments from the proceeds of loans and our initial public offering.

   We incurred a foreign exchange loss in 2000 of $0.2 million compared to an insignificant foreign exchange gain in 1999. The change was primarily attributable to increased exposure to the fluctuation of the Yen, which was a result of a higher volume of receivables in that currency.

   Income Taxes No provision for federal or state income taxes was recorded in 1999 or 2000 since we incurred net operating losses from inception through December 31, 2000. Foreign tax liabilities had been insignificant through December 31, 2000. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, we have not recorded any benefit for losses and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. Foreign taxes were insignificant for the year ended December 31, 1999.

   Quarterly Results of Operations The following table sets forth quarterly statements of operations data for the eight quarters in the two years ended December 31, 2001. This quarterly information has been derived from our unaudited financial statements and, in the opinion of management, includes all adjustments necessary for a fair presentation of the information for the periods covered. The quarterly data should be read in conjunction with our consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                                 Quarters Ended
                     ---------------------------------------------------------------------------------------------------
                     March 31,  June 30,   September 30, December 31, March 31,    June 30,     September 30,  December 31,
                       2000       2000         2000          2000       2001         2001           2001           2001
                     ---------  --------   ------------- ------------ ---------    --------     -------------  ------------
                                                                 (in thousands)
Net revenues........  $16,050   $ 24,766     $ 30,974      $ 16,186   $ 16,221     $ 17,339        $18,148       $21,933
Cost of product
 revenues...........   13,371     20,681       25,852        15,747     22,172       17,946         12,942        14,585
Gross margin........    2,679      4,085        5,122           439     (5,951)(5)     (607)(5)      5,206         7,348
Loss from operations   (8,347)   (10,594)      (9,070)      (14,601)   (22,357)     (13,918)        (2,610)         (201)
Net loss............   (8,306)   (10,793)     (14,272)      (20,895)   (23,471)(1)  (17,438)(2)     (3,493)(3)    (3,106)(4)
Net loss per common
 share--basic and
 diluted............  $ (1.01)  $  (1.27)    $  (0.46)     $  (0.37)  $  (0.41)(1) $  (0.30)(2)    $ (0.06)(3)   $ (0.05)(4)

                                               Percentage of net revenues for the quarters ended:
                     ---------------------------------------------------------------------------------------------------
                     March 31,  June 30,   September 30, December 31, March 31,    June 30,     September 30,  December 31,
                       2000       2000         2000          2000       2001         2001           2001           2001
                     ---------  --------   ------------- ------------ ---------    --------     -------------  ------------
Net revenues........      100%       100%         100%          100%       100%         100%           100%          100%
Cost of product
 revenues...........     83.3       83.5         83.5          97.3      136.7        103.5           71.3          66.5
Gross margin........     16.7       16.5         16.5           2.7      (36.7)        (3.5)          28.7          33.5
Loss from operations    (52.0)     (42.7)       (29.3)        (90.2)    (137.8)       (80.3)         (14.4)         (0.9)
Net loss............    (51.8)%    (43.5)%      (46.1)%      (129.1)%   (144.7)%     (100.6)%        (19.2)%       (14.2)%

--------
1 In the first quarter of 2001, net loss and net loss per share includes the impact of a goodwill impairment charge of $2.9 million and interest and financing charges of $0.7 million related to a credit facility.
2 In the second quarter of 2001, net loss and net loss per share includes the impact of a restructuring charge of $2.1 million, a benefit, due to reversal of stock-based compensation related to employee terminations, of $1.0 million and the acceleration of deferred financing charges, in connection with a debt repayment, of $1.3 million
3 In the third quarter of 2001, net loss and net loss per share includes the impact of a benefit due to reversal of stock-based compensation related to employee terminations of $0.9 million
4 In the fourth quarter of 2001, net loss and net loss per share includes the impact of an interest charge of $1.9 million related to the prepayment of a credit facility.
5 In the first and second quarters of 2001, gross margin, net loss and net loss per share includes the impact of significant declines in flash memory prices, combined with our high inventory levels and rapidly declining average selling prices.

Liquidity and Capital Resources

   From our inception until the completion of our initial public offering in August 2000, we financed our operations primarily through private sales of our common stock and preferred stock, and to a lesser degree through debt financings. In fiscal 2001, cash used in financing activities was $8.1 million. We made full repayment of our outstanding debt under our credit facilities with The Chase Manhattan Bank and Access Technology Partners, an affiliate of Chase, in the amount of $10.7 million and paid $0.4 million of other debt. Concurrent with the repayment of the Chase and Access debt, we entered into a credit facility with Greater Bay Bank, and had net borrowings of $2.2 million outstanding under this credit facility as of December 31, 2001. In fiscal 2000, cash provided by financing activities was $60.9 million of which $53.3 million was from our initial public offering, $0.8 million was from the exercise of warrants and options and $6.9 million was from debt financings. In the year ended December 31, 1999, we raised net proceeds of $28.5 million from preferred stock issuances and debt financing. As of December 31, 2001, we had approximately $11.0 million in cash and cash equivalents.

   Historically, our operating activities have consumed the substantial majority of our cash. Net cash used in operating activities was $8.7 million in the year ended December 31, 2001, $40.3 million in the year ended December 31, 2000 and $26.3 million in the year ended December 31, 1999. In fiscal 2001, our net loss of $47.5 million, when offset by non-cash charges for imputed and other non-cash interest of $4.1 million, goodwill impairment of $2.9 million, amortization of stock-based compensation of $2.4 million, allowance to reduce inventory to net realizable value of $2.4 million, depreciation and amortization of $1.8 million, allowances for sales returns and doubtful accounts of $1.5 million, restructuring charges of $1.3 million and other non-cash charges of $0.9 million, resulted in cash usage of $30.2 million. During 2001, we also improved our utilization of cash by better management of our working capital. We generated cash as we reduced our inventories by $18.3 million, increased our deferred revenues by $7.5 million and increased our accounts payable by $4.2 million. This benefit was partially offset by a $6.9 million increase in our receivables and a decrease of our accrued liabilities by $1.8 million. In fiscal 1999 and 2000, net cash used in operating activities resulted primarily from our net losses, adjusted for non cash items and increases in inventory, receivables and prepaid and other assets, offset in part by increases in accounts payable and accrued liabilities. In the year ended December 31, 2000, net cash used in operating activities included the net payment of $6.0 million to settle a patent litigation matter.

   For the year ended December 31, 2001, net cash provided by investing activities was $19.1 million, which was attributable to proceeds from the sale of our short-term investments of $20.0 million, partially offset by purchases of property and equipment of $0.9 million. Net cash used in investing activities was $18.3 million in the year ended December 31, 2000 and $5.6 million in the year ended December 31, 1999. Net cash used in investing activities in 1999 and 2000 was primarily attributable to the purchase of short-term investments and purchases of property and equipment.

   During 2001, we repaid all of our outstanding debt in the amount of $10.7 million under our credit facilities with The Chase Manhattan Bank and Access Technology Partners and we repaid $0.4 million of other debt. Concurrent with the repayment of the debt under our Chase and Access credit facilities, in September 2001, we established a new asset based credit facility with Greater Bay Bank. Under this facility we can draw up to $10.0 million to the extent that we have eligible receivables. At December 31, 2001, the balance outstanding under this facility was $2.2 million. The new facility bears interest at 12% per year plus administrative charges of 0.5% of the gross amount financed, has a term of one year and is renewable from year to year thereafter. Either party can terminate the facility at any time, upon 30 days notice.

   We had approximately $11.0 million in cash and cash equivalents as of December 31, 2001. On March 23, 2002, we terminated our prior license agreement with Samsung and executed a new agreement which renewed and extended the prior license. Under this new agreement, Samsung agreed to prepay fixed royalties due under the prior license agreement at a 5% discount rate. Samsung further agreed to pay additional licensing fees for expanded rights to license our technology. As a result of these payments, we expect to end the first quarter of

2002 with in excess of $30 million in cash and cash equivalents. We currently anticipate that this amount, together with funds available under our credit facility with Greater Bay Bank and anticipated revenues from our operations will be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 months. However, we may need to raise additional funds prior to the expiration of this period if, for example, our growth exceeds our current expectations or our operating losses are greater than we anticipate. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond appropriately to competitive pressures or continue our operations.

   Following is a table outlining our contractual obligations and commercial commitments at December 31, 2001:

                                                   Payments due by period (in thousands)
                                             -------------------------------------------------
                                             Total amount Less than                    After 5
                                              committed    1 year   1-3 year 4-5 years  years
                                             ------------ --------- -------- --------- -------
Contractual obligations:
Operating leases............................    $2,605     $  810    $1,622    $174     $ --
Other commercial commitments:
Standby letters of credit...................     2,100      2,100        --      --       --
Short term borrowings.......................     2,224      2,224        --      --       --
                                                ------     ------    ------    ----     ----
   Total....................................    $4,324     $4,324    $   --    $ --     $ --
                                                ------     ------    ------    ----     ----
Total contractual obligations and commercial
  commitments...............................    $6,929     $5,133    $1,622    $174     $ --
                                                ======     ======    ======    ====     ====

Recent accounting pronouncements

   In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141, or SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 will not have a significant impact on our financial statements. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, or SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 provides for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS No. 142 on our financial position and results of operations.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, or SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion, or APB, No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Division of a Business." SFAS No. 144 develops an accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be at the lower of book value or fair value, less the cost to sell the assets. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We do not believe that the adoption of SFAS No. 144 will have a significant impact on our financial position or operating results.

   In November 2001, the Emerging Issues Task Force, or EITF, reached a consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, "Accounting for Certain Sales Incentives," EITF No. 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future," and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." We are in the process of evaluating the impact of EITF No. 01-09 on our consolidated financial statements. We have determined that although its adoption will not impact our net income, it may impact our gross margin and operating expenses due to the classification of those expenses.

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

   We incurred net losses of approximately $15.3 million, $54.3 million and $47.5 million for 1999, 2000 and 2001, respectively. As of December 31, 2001, we had an accumulated deficit of approximately $135.9 million. Although we achieved positive income from operations, excluding stock based compensation, in the fourth quarter of 2001, we cannot assure you that we will achieve positive cash flow from our operations in future periods, or achieve or maintain overall profitability. Our ability to achieve sustained profitability depends on the rate of growth of the market for digital cameras and digital film, the extent to which our products and services are accepted by this market, our ability to charge a premium for our higher performance products and our ability to adequately control our operating expenses. In addition, we must generate increased revenues from licensing our proprietary controller technology and selling our controllers on a stand-alone basis to third parties, as these products have significantly higher margins than our digital film. We also must reduce the costs of producing and selling our digital film products by controlling our internal inventory, securing the best available pricing for flash cards and components used in our digital film products and reducing our manufacturing costs. In addition, stock-based compensation recorded for all option grants through December 31, 2001 totaled $19.3 million. At December 31, 2001, $2.0 million of deferred stock-based compensation charges remained to be charged against our future operations. If we are unsuccessful in increasing revenues from our higher margin products and controlling our operating expenses, we will not become profitable in 2002 and may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

  If we are unable to obtain additional financing for our future capital needs, we may be unable to develop or enhance our products, expand our operations, respond to competitive pressures or continue our operations.

   We had approximately $11.0 million in cash and cash equivalents as of December 31, 2001 and expect to have in excess of $30 million in cash and cash equivalents as of the end of the first quarter of 2002. We currently anticipate that this capital, together with anticipated licensing revenues and our Greater Bay Bank credit facility, will be sufficient to meet our needs for working capital and capital expenditures through the end of 2002. However, we may need to raise additional funds prior to the expiration of this period if, for example, our growth is greater than we anticipate or we experience operating losses that exceed our current expectations. We believe that it would be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond appropriately to competitive pressures or continue our operations.

  Our quarterly operating results and gross margins declined significantly in the first quarter of 2001, may fluctuate significantly in the future and are difficult to predict. If our future results are below the expectations of investors or securities analysts, the market price of our common stock could decline significantly.

   Our quarterly operating results and gross margins declined significantly in the first quarter of 2001, and while they have improved in each succeeding quarter, they are likely to vary significantly in the future based on a number of factors related to our industry and the markets for our products. We will have little or no control over many of these factors and any of these factors could cause our operating results and gross margins, and consequently the price of our common stock, to fluctuate significantly. These factors include, among others:

  .  competitive pricing pressures;

  .  the rate of growth of the market for digital cameras and digital film;

  .  fluctuation in demand for our products;

  . the amount of price protection, volume incentive rebates, discounts, market development funds, cooperative advertising payments and other concessions and discounts that we may need to provide to some of our customers due to competitive pricing;

  . our ability to estimate revenue reserves for product sales to certain customers;

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

  . seasonal demand for our products and the volume and timing of potential retail customer and distributor orders;

  . the timing and amount of orders and cancellations from existing and new customers;

  . the announcement or introduction of products and technologies by competitors;

  .  changes in our customers and product mix;

  .  commencement of or involvement in litigation;

  . potential product quality problems which could raise return or rework costs; and

  . whether we can sell controllers in the volumes and at the prices we anticipate.

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

  We primarily market our digital film on the basis of its superior technology. If we are unable to achieve or maintain technology leadership, our gross margins and revenues would likely decline significantly.

   We primarily market our digital film on the basis of its performance and technology advantage over our competitors' products. In doing so, we have emphasized our speed advantage over our competitors' products and have tried to establish ourselves as the brand of choice among professional photographers. We label our CompactFlash products for write speed performance in which 1x is equal to a write speed of 150 kilobytes per second, nomenclature similar to that used in the CD-ROM industry. For example, our 4x CompactFlash digital film is capable of sustained write speeds of at least 600 kilobytes per second. Currently, we offer CompactFlash with write speeds ranging from 4x to 24x. Our highest capacity card is currently 1 gigabyte. From time to time our competitors have introduced products for which they have claimed high, sustained write speeds. If we are unable to design and manufacture products that are technologically superior to those of our competitors or if we lose our status as a brand preferred by professional photographers, we will be unable to achieve a premium price for our products. If this were to occur, our revenues and gross margins would likely decline significantly.

  Our products are characterized by average selling prices that have historically declined over relatively short time periods. If we are unable to effectively manage our inventories, reduce our costs, introduce new products with higher average selling prices or increase our sales volumes, our gross margins will continue to be negatively impacted.

   Although consumers have recently begun to purchase digital cameras in volume, they still exert pressure on digital camera manufacturers and on us to lower prices of digital photography products, like our digital film, to prices comparable to those of traditional photography products. Our competitors also impose pricing pressures on us. In addition, because a large percentage of our sales are to a small number of customers that are primarily retail consumer chains, distributors and large original equipment manufacturers, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. In 2000 and in 2001, we significantly reduced the prices of many of our digital photography products, and may need to do so in the future to remain competitive. Any reduction in prices by us will negatively impact our gross margins, unless we can manage our internal and channel inventories to minimize such price declines and reduce our costs. In addition, some customers are now requesting that we sell our digital film to them on a consignment basis. If we agree to such arrangements, we will have to carry higher levels of inventory. If we are unable to reduce our costs to offset declines in average selling prices or increase the sales volume of our existing products, our gross margins will be adversely affected. We anticipate that our average selling prices will continue to decline for the foreseeable future, with some stability potentially occurring in the second half of 2002.

  Because we protect many of our retail customers and distributors against the effects of price decreases on their inventories of our products, we may continue to incur large price protection charges if we reduce our prices when there are large quantities of our products in our distribution channel.

   More than half of our product sales in 2001 were made through distributors and retailers to which we have provided price protection. In 2001, we incurred approximately $10.8 million in price protection charges, and we anticipate that we will continue to incur significant price protection charges in 2002 due to competitive pricing pressures.

  Because many of our retail customers and distributors have rights of return, we may be required to take back large quantities of unsold inventory, which could reduce our revenues.

   Substantially all of our sales of our digital film products to end-users are made through distributors and retailers. Our sales through these channels often include rights to return unsold inventory. For sales of some of our products, we recognize revenue upon shipment of our products, although we establish reserves for estimated returns. Additionally, we permit some of our customers to return products in their inventory for credit or in exchange for new products. If there are significant inventories of old products in our distribution channel when a new product is released, or if these distributors and retailers are unsuccessful in selling our products, there could be substantial product returns. If our reserves are insufficient to account for these returns or if we are unable to resell these products on a timely basis at similar prices, our revenues may be reduced. Because the market for our products is rapidly evolving, we may not be able to resell returned products at attractive prices or at all.

  If our customers elect to compete with us in the digital film market, our revenues would likely decline significantly.

   We have recently decided to emphasize sales of our CompactFlash controllers. Other companies, including our customers, could use our controllers to manufacture CompactFlash products. Many of these customers are large companies that have longer operating histories and greater brand recognition, greater access to flash memory, substantially greater financial, technical, marketing and other resources and longer standing relationships with customers. If these companies were to choose to compete directly with us in the digital film market, our revenues would likely decline significantly.

  We have granted Olympus the exclusive right to sell our Lexar-branded digital film in Japan. If Olympus does not aggressively promote and distribute these products, our revenues will be negatively impacted.

   We entered into a license agreement with Olympus Optical Co., Ltd. and Olympus Promarketing, Inc., which we collectively refer to as Olympus, in which we gave Olympus the exclusive right to distribute our Lexar-branded digital film in Japan. Under our agreement, we will recognize revenues on digital film on sales in Japan primarily from royalties that Olympus will pay us on all Lexar-branded digital film that it sells in Japan. If Olympus does not aggressively promote our products, or if Olympus chooses to promote its own brand at the expense of the Lexar brand, our revenues will be negatively impacted.

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

   We have historically purchased substantially all of our flash memory from Toshiba America Electronic Corporation and Samsung Semiconductor, Inc. As a result of the supply agreement we entered into with Samsung in April 2001, it has become our primary supplier of flash memory, which is the primary component of our digital film. We expect that the demand for flash memory over the next several years will be substantially greater than in past periods due to the increasing acceptance of digital cameras and other digital consumer products. If we are unable to obtain sufficient quantities of flash memory from Samsung or, if necessary, from another flash memory supplier in a timely manner, we would not be able to manufacture and deliver flash memory products to satisfy our customers' requirements. In addition, if Samsung is unable to ensure that its flash memory is technologically and price competitive, we may also be unable to satisfy our customers' requirements. As one example, Samsung is emphasizing smaller flash geometries over multi-level cell technology. If multi- level cell technology can be manufactured in volume at high yields, it could offer significant cost advantages over single-level cell technologies. If we are unable to satisfy the requirements of our customers, they may reduce any future orders or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. Because we will likely obtain most of our flash memory from Samsung for the foreseeable future, our relationships with other flash suppliers may not be as strong as they had been in the past. Other flash suppliers may not be able to supply our flash memory needs if we cannot obtain adequate supplies from Samsung. Even if we are able to obtain flash memory in sufficient volume and on schedules that permit us to satisfy our delivery requirements, we cannot assure you that the prices charged by these suppliers will enable us to compete effectively in our market. Samsung and many other potential suppliers of flash memory are located in Asia, a region that has been, and in the future may be, affected by economic and political instability that could adversely affect the price and supply of flash memory. If we are unable to obtain flash memory at economical prices, our margins would decline unless we could raise the prices of our products in a commensurate manner. The existing competitive conditions may not permit us to do so, in which case we may suffer increased losses or reduced profits.

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

  If we are unable to generate increased revenue from licensing our controller technology for application in other products and selling our controllers on a stand-alone basis to third parties, our gross margins might be negatively impacted and we will have difficulty achieving profitability.

   We have historically derived the substantial majority of our revenues from the sale of our digital film and connectivity products. We believe, however, that our future growth and ability to become profitable may depend on our ability to license our proprietary controller technology for use in new digital photography applications or applications in other markets, such as music and video, and to generate increased revenues from the sales of our controllers. If we fail to generate significant licensing revenues from these activities or increase the revenues we derive from our controller sales, we may not grow our revenues and margins as planned and we will have difficulty achieving profitability.

  We depend on a few key customers and the loss of any of them could significantly reduce our revenues.

   Historically, a small number of our customers have accounted for a significant portion of our revenues. During 2001, sales to the ten customers from which we received the greatest revenues accounted for approximately 57.9% of our gross revenues. Our revenues could decline if one or more of these customers were to significantly reduce, delay or cancel their orders, decide to purchase digital film manufactured by one of our competitors, develop and manufacture their own digital film or cease operations due to the downturn in the global economy or otherwise. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, would also reduce our revenues. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

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

   In recent quarters, we have begun to sell a greater percentage of our digital film products to retailers, most notably CompUSA, Dixons, Ritz and Wal-Mart, rather than through original equipment manufacturer and distributor channels. Because we expect to continue to increase the portion of our products that we sell to retailers, we are subject to many risks, including the following:

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

  . retailers may emphasize our competitors' products over our products, or decline to carry our products; and

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

  We are involved in intellectual property litigation, and may become involved in additional litigation that could divert management's time and attention, be time-consuming and expensive to defend and limit our access to important technology.

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

   ZETEX Semiconductors is the sole manufacturer of transistors for our CompactFlash and connectivity products and Duel Systems is the sole manufacturer of enclosures for our CompactFlash products. Because we depend on a single supplier for these key components, and do not have a long-term supply contract with these suppliers, we face the risk of inadequate component supply, price increases, late deliveries and poor component quality. ZETEX and Duel Systems may terminate their relationships with us or pursue other relationships with our competitors, and if we were to lose our relationship with these single suppliers, the lead time required to qualify new suppliers could be as long as three months. Also, if we lose our single suppliers or these suppliers are otherwise unable to satisfy our volume and delivery schedule requirements, it may be difficult to locate any suppliers who have the ability to develop, manufacture and deliver the specialized components we need for our products. If we are unable to accurately predict our supply needs, or if our supply of components is disrupted, our reputation may be harmed and we may lose existing customers or be unable to attract new customers.

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

   We do not have a long-term supply agreement with UMC and instead obtain manufacturing services on a purchase order basis. UMC has no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of UMC, and UMC may reallocate capacity to other customers on short notice, even during periods of high demand for our products. If UMC were to become unable or unwilling to continue manufacturing our controllers in the required volumes, at acceptable quality, yields and prices, and in a timely manner, we might not be able to meet customer demand for our products, which could limit the growth and success of our business. Although we have attempted to diversify our sources of controllers by qualifying TSMC, we cannot assure you that it will have sufficient capacity to accommodate our demand at any particular time.

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

   Substantially all of our CompactFlash digital film is currently assembled and tested by Venture Manufacturing in the United States, Malaysia and Singapore. We do not have long-term agreements with Venture Manufacturing and typically obtain services from them on a per order basis. Additionally, our controllers are assembled, tested and packaged primarily by Advanced Semiconductor Engineering, Inc. in Taiwan and Multitech Design & Test, Inc. in Sunnyvale, California. Our reliance on these subcontractors involves risks such as reduced control over delivery schedules, quality assurance, inventory levels and costs. These risks could result in product shortages or increase our costs of manufacturing, assembling or testing our products. If these subcontractors are unable or unwilling to continue to provide assembly and test services and deliver products of acceptable quality, at acceptable costs and in a timely manner, we would have to identify and qualify other subcontractors. This could be time-consuming and difficult and result in unforeseen operations problems.

  Our unit volume has increased substantially over the last year and has strained our operations infrastructure and our supply chain.

   Over the last six months, the number of units we manufacture on a weekly basis has increased significantly. This significant increase in growth has strained our supply chain and operations capabilities. If we are not able to continue to accommodate this increased unit demand from our customers, we may have product shortages. If we were to have product shortages, our customers would likely cancel orders or even seek other suppliers to replace us.

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

   Our products may become less useful to our customers if we are unable to respond to technological advances in our industry or as innovative products become available to our customers. Although many digital cameras currently use Compact Flash, Memory Stick or Smart Media Cards, future digital cameras may use other digital film formats, such as compact discs, rotating media, micro-optical storage or magneto-optical storage, which may not use our controller technology. If these other digital film formats were to gain broad consumer acceptance, demand for our controller technology would decline, which would negatively impact our gross margins and operating results. In addition, we may have to obtain a license to manufacture some digital film formats. For example, a consortium led by SanDisk, Matsushita and Toshiba introduced the Secure Digital Card format. In addition, DataPlay has introduced a low cost micro-optical device. We may be unable to secure licensing arrangements for these or other future technologies at reasonable rates or at all. Matrix Semiconductor has announced that it soon plans to introduce a one time programmable memory with significant cost savings over the types of memory that are currently commercially available. If we are unable get access to such technology at competitive prices, our business may be adversely affected.

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

   Sales outside of the United States accounted for 36.6% of our net revenues for the year ended December 31, 2001. We generated a majority of our international revenues from licensing agreements in Asia and product sales in Europe. The European market is intensely competitive. One of our principal growth strategies is to expand our presence in this and other international markets both through increased international sales and strategic relationships. We also anticipate conducting transactions in the euro, and are expanding distribution of our products into Latin America. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our net revenues in future periods. Accordingly, we are subject to international risks, including:

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

   The sales of our products are denominated primarily in United States dollars. As a result, increases in the value of the United States dollar relative to foreign currencies could cause our products to become less competitive in international markets and could result in a reduction in sales and profitability. We have product sales denominated in British pounds, Euros and other European currencies, as well as the Japanese yen. In addition, we anticipate having some sales in Latin American currencies in 2002. To the extent our prices are denominated in foreign currencies, particularly the British pound and Japanese yen, we will be exposed to increased risks of currency fluctuations. We have no hedging policies in place to mitigate these potential risks, and we cannot assure you that any policies or techniques implemented in the future will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations.

  The recent terrorist attacks in New York City and Washington, D.C may affect our ability to timely ship our products.

   Our ability to effectively manage our supply chain and deliver products on a timely basis to our customers may be adversely affected by the reduced flight schedules of many commercial airlines and delivery services, and increased security precautions and customs scrutiny instituted in response to the recent terrorist actions in New York City and Washington, D.C. and subsequent terrorist activities that have occurred both domestically and internationally. Changes in flight schedules and additional security measures may negatively affect our ability to accurately predict the delivery times of our products or to deliver products on time. Our inability to accurately predict delivery times could negatively affect our relationships with our customers.

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

  Increased competition in the digital film market may lead to a decrease in our revenues and market share.

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

   We also compete with manufacturers, package or card assemblers and resellers that combine controllers and flash memory developed by others, such as Hitachi, into flash memory cards, including Kingston Technology, Simple Technology, Smart Modular Technologies, Ritek, Dane-Elec and Viking. Additionally, Hitachi and Samsung, as well as flash controller developers such as Solid State System Co. Ltd. (3-S) compete with our controller and card sales.

   Kodak and Fuji are the largest and best known manufacturers of traditional film products. Kodak and Fuji have entered the U.S. digital film market, but do not yet manufacture their own digital film. Kodak has also announced that it plans to build on its digital strategy with investments and purchases as it aims to be the number one player in digital photography. It further stated that it would fund its digital plans from $6 billion in free cash flow between 2001 and 2005. With their resources and worldwide brand recognition, either Kodak or Fuji would be formidable competitors for our core business. We also expect to face competition from existing or future competitors that design and market similar or alternative data storage solutions that may be less costly or provide additional features. If a manufacturer of digital cameras or other consumer electronic devices designs one of these alternative competing standards into its products, our digital film, as currently configured, will not be compatible with that product and our revenues may decline.

  General economic conditions and reduced demand for digital film and related products may prevent us from achieving targeted revenues and profitability.

   Our revenues and our ability to achieve and sustain profitability depends significantly on the overall demand for digital film and related products. Our customers' decisions to purchase our products are largely discretionary. The slowdown in the U.S. and global economy may cause customers to defer or alter purchasing decisions, and accordingly could reduce demand for our products. Softening demand for these products caused by worsening economic conditions has resulted, and may continue to result, in decreased revenues in the future. As a result, there is uncertainty with respect to our expected revenues for the balance of 2002, and further delays or reductions in spending on digital film and related products could have a material adverse effect on our revenues and operating results.

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

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Foreign currency risk. We sell our products primarily to customers in the U.S. and to a lesser extent Japan, Canada and Europe. Most of our sales are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our sales will be denominated in British pounds, the Japanese yen and possibly the Euro and Latin American currencies. As a result, it is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar rises in comparison to the local currency, which may make it more difficult to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Approximately 36.6% of our net revenues for the year ended December 31, 2001 were derived from countries other than the United States. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. These risks may change if we acquire businesses outside the U.S. or if we sell in non-U.S. dollar denominated currencies.

   Interest rate risk. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. The risk associated with fluctuating interest expense is limited to the exposure related to those debt instruments and credit facilities that are tied to market rates. Currently, we have no debt tied to market rates. We do not plan, in the foreseeable future, to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk and market risk. We plan to mitigate default risk by investing in investment-grade securities, if at all. In the past, we have invested in investment-grade, short-term securities that we have held until maturity to limit our market risk.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   The following financial statements are filed as part of this Report:

                                                                                  Page
                                                                                  ----
Report of PricewaterhouseCoopers, LLP, independent accountants...................  41

Consolidated Balance Sheets as of December 31, 2000 and 2001.....................  42

Consolidated Statements of Operations for the three years ended December 31, 2001  43

Consolidated Statement of Mandatorily Redeemable Convertible Preferred Stock and
Stockholders' Equity (Deficit) for the three years ended December 31, 2001.......  44

Consolidated Statements of Cash Flows for the three years ended December 31, 2001  45

Notes to Consolidated Financial Statements.......................................  46

2.  INDEX TO FINANCIAL STATEMENT SCHEDULES

   The following financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements:

Schedule                                                                          Page
--------                                                                          ----

   II    Valuation and Qualifying Accounts.......................................  71

         REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lexar Media, Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of mandatorily redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Lexar Media, Inc. and its subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.

                                          PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 31, 2002, except as to Notes 10 and 15
which are as of March 28, 2002

                               LEXAR MEDIA, INC.

                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                         December 31,
                                                                                     -------------------
                                                                                       2000      2001
                                                                                     --------  ---------
                                      ASSETS
Current assets:
   Cash and cash equivalents (includes restricted cash of $1,000 and $2,333)........ $  8,755     10,989
   Short-term investments...........................................................   19,987         --
   Accounts receivable, net of allowances for sales returns, discounts and doubtful
     accounts of $623 and $1,257....................................................    8,767     14,188
   Inventories......................................................................   27,536      6,827
   Prepaid expenses and other current assets........................................    1,909      1,074
                                                                                     --------  ---------
       Total current assets.........................................................   66,954     33,078
Property and equipment, net.........................................................    3,364      2,341
Intangible assets, net..............................................................    3,544        246
Other assets........................................................................      986        787
                                                                                     --------  ---------
       Total assets................................................................. $ 74,848  $  36,452
                                                                                     ========  =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................. $  8,007  $  12,245
   Accrued liabilities..............................................................    8,886      7,813
   Deferred revenue.................................................................      446      7,781
   Notes payable to stockholders....................................................      362        168
   Note payable to bank.............................................................    6,088      2,224
                                                                                     --------  ---------
       Total current liabilities....................................................   23,789     30,231
Notes payable to stockholders, net of current portion...............................      159         --
Notes payable to bank, net of current portion.......................................    1,362         13
                                                                                     --------  ---------
       Total liabilities............................................................   25,310     30,244
Commitments and contingencies (Notes 11 and 12)
Stockholders' equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized....................       --         --
Common stock, $0.0001 par value:
   200,000,000 shares authorized; 60,052,462 and 59,759,518 shares issued and
     outstanding....................................................................        6          6
   Additional paid-in capital.......................................................  152,796    147,609
   Unearned stock-based compensation................................................   (9,586)    (1,969)
   Notes receivable from stockholders...............................................   (5,292)    (3,453)
   Accumulated deficit..............................................................  (88,348)  (135,856)
   Accumulated other comprehensive loss.............................................      (38)      (129)
                                                                                     --------  ---------
       Total stockholders' equity...................................................   49,538      6,208
                                                                                     --------  ---------
       Total liabilities and stockholders' equity................................... $ 74,848  $  36,452
                                                                                     ========  =========


  The accompanying notes are an integral part of these consolidated financial statements.

                               LEXAR MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                             Years Ended December 31,
                                                                           ----------------------------
                                                                             1999      2000      2001
                                                                           --------  --------  --------
Revenues:
   Product revenues....................................................... $ 29,219  $ 87,227  $ 61,932
   License and royalty revenues...........................................       --       750    11,709
                                                                           --------  --------  --------
       Net revenues.......................................................   29,219    87,977    73,641
Cost of product revenues (excludes stock-based compensation of $129, $368
  and $49)................................................................   24,596    75,651    67,645
                                                                           --------  --------  --------
Gross margin..............................................................    4,623    12,326     5,996
                                                                           --------  --------  --------
Operating expenses:
   Research and development (excludes stock-based compensation of $274,
     $3,787 and $1,289)...................................................    4,141     6,964     5,571
   Sales and marketing (excludes stock-based compensation of $285, $2,166
     and $255)............................................................    8,599    21,128    20,040
   General and administrative (excludes stock-based compensation of
     $1,118, $6,777 and $847).............................................    5,241    13,748    12,091
   Stock-based compensation...............................................    1,806    13,098     2,440
   Goodwill impairment....................................................       --        --     2,854
   Restructuring reserve..................................................       --        --     2,086
                                                                           --------  --------  --------
Total operating expenses..................................................   19,787    54,938    45,082
                                                                           --------  --------  --------
   Loss from operations...................................................  (15,164)  (42,612)  (39,086)
Other income and (expense):
   Interest and other expense.............................................     (527)   (7,444)   (6,447)
   Interest and other income..............................................      410     1,790       967
   Settlement of litigation...............................................       --    (6,000)       --
                                                                           --------  --------  --------
Total other income and expense............................................     (117)  (11,654)   (5,480)
       Loss before income taxes...........................................  (15,281)  (54,266)  (44,566)
   Income taxes...........................................................       --        --     2,942
                                                                           --------  --------  --------
       Net loss........................................................... $(15,281) $(54,266) $(47,508)
                                                                           ========  ========  ========
Net loss per common share--basic and diluted.............................. $  (2.65) $  (2.09) $  (0.82)
                                                                           ========  ========  ========
Shares used in net loss per common share calculation-basic and diluted....    5,820    26,100    58,168
                                                                           ========  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                               LEXAR MEDIA, INC.

 CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                                                                                               Mandatorily
                                                                                                Redeemable
                                                                                               Convertible
                                                                                             Preferred Stock    Common Stock
                                                                                            -----------------  --------------
                                                                                            Shares    Amount   Shares  Amount
                                                                                            -------  --------  ------  ------
Balances, January 1, 1999..................................................................  24,269  $ 24,653   7,971   $--
Issuance of Series D mandatorily redeemable convertible preferred stock....................     119       200      --    --
Conversion of convertible promissory notes into Series E mandatorily redeemable convertible
 preferred stock...........................................................................     882     2,285      --    --
Conversion of note payable into Series E mandatorily redeemable convertible preferred Stock      65       153      --    --
Issuance of Series E mandatorily redeemable convertible preferred stock....................  10,701    25,679      --    --
Unearned stock-based compensation..........................................................      --        --      --    --
Amortization of unearned stock-based compensation..........................................      --        --      --    --
Accretion of mandatorily redeemable convertible preferred stock............................      --       166      --    --
Issuance of warrants for bridge financing..................................................      --        --      --    --
Issuance of warrants for services..........................................................      --        --      --    --
Exercise of stock options..................................................................      --        --   4,849     1
Repurchase of stock........................................................................      --        --    (156)   --
Reduction of notes receivable from stockholders............................................      --        --      --    --
Net loss...................................................................................      --        --      --    --
                                                                                            -------  --------  ------   ---
Balances, December 31, 1999................................................................  36,036  $ 53,136  12,664   $ 1
Issuance of common stock for acquisitions..................................................      --        --     505    --
Issuance of warrants for promissory notes..................................................      --        --      --    --
Issuance of common stock for services......................................................      --        --      37    --
Unearned stock-based compensation..........................................................      --        --      --    --
Amortization of unearned stock-based compensation..........................................      --        --      --    --
Accretion of mandatorily redeemable convertible preferred stock............................      --       344      --    --
Exercise of stock options..................................................................      --        --   1,848    --
Repayment of notes receivable..............................................................      --        --      --    --
Repurchase of stock........................................................................      --        --    (476)   --
Conversion of mandatorily redeemable convertible preferred stock into common stock......... (36,036)  (53,480) 37,224     4
Initial public offering of common stock (net of issuance costs of $6,481)..................      --        --   7,475     1
Exercise of warrants.......................................................................      --        --     497    --
Conversion of note payable into common stock...............................................      --        --     278    --
Net loss...................................................................................      --        --      --    --
Foreign currency translation adjustments...................................................      --        --      --    --
Total comprehensive loss...................................................................      --        --      --    --
                                                                                            -------  --------  ------   ---
Balances, December 31, 2000................................................................      --  $     --  60,052   $ 6
Issuance of warrants for services..........................................................      --        --      --    --
Repricing of warrants......................................................................      --        --      --    --
Issuance of shares under employee stock purchase plan......................................      --        --     354    --
Unearned stock-based compensation..........................................................      --        --      --    --
Amortization of unearned stock-based compensation, net.....................................      --        --      --    --
Exercise of stock options..................................................................      --        --     182    --
Repayment of notes receivable..............................................................      --        --      --    --
Repurchase of stock upon termination of employment.........................................      --        --    (829)   --
Net loss...................................................................................      --        --      --    --
Foreign currency translation adjustments...................................................      --        --      --    --
Total comprehensive loss...................................................................      --        --      --    --
                                                                                            -------  --------  ------   ---
Balances, December 31, 2001................................................................      --  $     --  59,759   $ 6
                                                                                            =======  ========  ======   ===


                                                                                                                       Notes
                                                                                            Additional   Unearned    Receivable
                                                                                             Paid-in   Stock-based      from
                                                                                             Capital   Compensation Stockholders
                                                                                            ---------- ------------ ------------
Balances, January 1, 1999..................................................................  $    845    $     --     $  (456)
Issuance of Series D mandatorily redeemable convertible preferred stock....................        --          --          --
Conversion of convertible promissory notes into Series E mandatorily redeemable convertible
 preferred stock...........................................................................        --          --          --
Conversion of note payable into Series E mandatorily redeemable convertible preferred Stock        --          --          --
Issuance of Series E mandatorily redeemable convertible preferred stock....................        --          --          --
Unearned stock-based compensation..........................................................    20,964     (20,964)         --
Amortization of unearned stock-based compensation..........................................        --       1,806          --
Accretion of mandatorily redeemable convertible preferred stock............................      (166)         --          --
Issuance of warrants for bridge financing..................................................         5          --          --
Issuance of warrants for services..........................................................       446          --          --
Exercise of stock options..................................................................     2,484          --      (2,349)
Repurchase of stock........................................................................       (12)         --          12
Reduction of notes receivable from stockholders............................................        --          --          37
Net loss...................................................................................        --          --          --
                                                                                             --------    --------     -------
Balances, December 31, 1999................................................................  $ 24,566    $(19,158)    $(2,756)
Issuance of common stock for acquisitions..................................................     4,040          --          --
Issuance of warrants for promissory notes..................................................     8,414          --          --
Issuance of common stock for services......................................................       302          --          --
Unearned stock-based compensation..........................................................     3,526      (3,526)         --
Amortization of unearned stock-based compensation..........................................        --      13,098          --
Accretion of mandatorily redeemable convertible preferred stock............................      (344)         --          --
Exercise of stock options..................................................................     3,881          --      (3,536)
Repayment of notes receivable..............................................................        --          --          10
Repurchase of stock........................................................................    (1,011)         --         990
Conversion of mandatorily redeemable convertible preferred stock into common stock.........    53,476          --          --
Initial public offering of common stock (net of issuance costs of $6,481)..................    53,318          --          --
Exercise of warrants.......................................................................       407          --          --
Conversion of note payable into common stock...............................................     2,221          --          --
Net loss...................................................................................        --          --          --
Foreign currency translation adjustments...................................................        --          --          --
Total comprehensive loss...................................................................        --          --          --
                                                                                             --------    --------     -------
Balances, December 31, 2000................................................................  $152,796    $ (9,586)    $(5,292)
Issuance of warrants for services..........................................................       258          --          --
Repricing of warrants......................................................................       792          --          --
Issuance of shares under employee stock purchase plan......................................       393          --          --
Unearned stock-based compensation..........................................................    (5,177)      5,177          --
Amortization of unearned stock-based compensation, net.....................................        --       2,440          --
Exercise of stock options..................................................................        47          --          --
Repayment of notes receivable..............................................................        --          --         360
Repurchase of stock upon termination of employment.........................................    (1,500)         --       1,479
Net loss...................................................................................        --          --          --
Foreign currency translation adjustments...................................................        --          --          --
Total comprehensive loss...................................................................        --          --          --
                                                                                             --------    --------     -------
Balances, December 31, 2001................................................................  $147,609    $ (1,969)    $(3,453)
                                                                                             ========    ========     =======


                                                                                                         Accumulated
                                                                                                            Other
                                                                                            Accumulated Comprehensive
                                                                                              Deficit       Loss       Total
                                                                                            ----------- ------------- --------
Balances, January 1, 1999..................................................................  $ (18,801)     $  --     $(18,412)
Issuance of Series D mandatorily redeemable convertible preferred stock....................         --         --           --
Conversion of convertible promissory notes into Series E mandatorily redeemable convertible
 preferred stock...........................................................................         --         --           --
Conversion of note payable into Series E mandatorily redeemable convertible preferred Stock         --         --           --
Issuance of Series E mandatorily redeemable convertible preferred stock....................         --         --           --
Unearned stock-based compensation..........................................................         --         --           --
Amortization of unearned stock-based compensation..........................................         --         --        1,806
Accretion of mandatorily redeemable convertible preferred stock............................         --         --         (166)
Issuance of warrants for bridge financing..................................................         --         --            5
Issuance of warrants for services..........................................................         --         --          446
Exercise of stock options..................................................................         --         --          136
Repurchase of stock........................................................................         --         --           --
Reduction of notes receivable from stockholders............................................         --         --           37
Net loss...................................................................................    (15,281)        --      (15,281)
                                                                                             ---------      -----     --------
Balances, December 31, 1999................................................................  $ (34,082)     $  --     $(31,429)
Issuance of common stock for acquisitions..................................................         --         --        4,040
Issuance of warrants for promissory notes..................................................         --         --        8,414
Issuance of common stock for services......................................................         --         --          302
Unearned stock-based compensation..........................................................         --         --           --
Amortization of unearned stock-based compensation..........................................         --         --       13,098
Accretion of mandatorily redeemable convertible preferred stock............................         --         --         (344)
Exercise of stock options..................................................................         --         --          345
Repayment of notes receivable..............................................................         --         --           10
Repurchase of stock........................................................................         --         --          (21)
Conversion of mandatorily redeemable convertible preferred stock into common stock.........         --         --       53,480
Initial public offering of common stock (net of issuance costs of $6,481)..................         --         --       53,319
Exercise of warrants.......................................................................         --         --          407
Conversion of note payable into common stock...............................................         --         --        2,221
Net loss...................................................................................    (54,266)        --
Foreign currency translation adjustments...................................................         --        (38)
Total comprehensive loss...................................................................         --         --      (54,304)
                                                                                             ---------      -----     --------
Balances, December 31, 2000................................................................  $ (88,348)     $ (38)    $ 49,538
Issuance of warrants for services..........................................................         --         --          258
Repricing of warrants......................................................................         --         --          792
Issuance of shares under employee stock purchase plan......................................         --         --          393
Unearned stock-based compensation..........................................................         --         --           --
Amortization of unearned stock-based compensation, net.....................................         --         --        2,440
Exercise of stock options..................................................................         --         --           47
Repayment of notes receivable..............................................................         --         --          360
Repurchase of stock upon termination of employment.........................................         --         --          (21)
Net loss...................................................................................    (47,508)        --
Foreign currency translation adjustments...................................................         --        (91)
Total comprehensive loss...................................................................         --         --      (47,599)
                                                                                             ---------      -----     --------
Balances, December 31, 2001................................................................  $(135,856)     $(129)    $  6,208
                                                                                             =========      =====     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               LEXAR MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                            Years Ended December 31,
                                                          ----------------------------
                                                            1999      2000      2001
                                                          --------  --------  --------
Cash flows from operating activities:
   Net Loss.............................................. $(15,281) $(54,266) $(47,508)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization.....................      740     1,921     1,834
       Allowances for sales returns, discounts
         and doubtful accounts...........................      491      (122)    1,462
       Allowance to reduce inventory to net
         realizable value................................      296       365     2,421
       Goodwill impairment...............................       --        --     2,854
       Restructuring charge..............................       --        --     1,312
       Issuance of warrants and stock to
         non-employees...................................      192       167        52
       Loss on disposition of fixed assets...............       --        --         6
       Note issued in connection with legal
         settlement......................................      154        --        --
       Amortization of stock-based compensation..........    1,806    13,098     2,440
       Imputed and other non-cash interest...............       --     5,922     4,117
       Amortization of deferred financing costs..........       --       139       810
   Change in operating assets and liabilities:
       Accounts receivable...............................   (6,709)    1,737    (6,883)
       Inventory.........................................  (13,728)  (10,800)   18,288
       Prepaid expenses and other assets.................     (326)   (2,222)      224
       Accounts payable..................................    3,920    (3,447)    4,238
       Accrued liabilities...............................    2,132     6,878    (1,848)
       Deferred revenue..................................       15       334     7,512
                                                          --------  --------  --------
          Net cash used in operating activities..........  (26,298)  (40,296)   (8,669)
                                                          --------  --------  --------
Cash flows from investing activities:
   Cash used in acquisition of Impact Peripherals
     Ltd.................................................       --       (64)       --
   Purchase of property and equipment....................   (1,655)   (2,211)     (880)
   Cash acquired upon acquisition of
     Printroom.com, Inc..................................       --        49        --
   Purchase of short-term investments (including
     $2,500 of restricted securities in 1999)............   (3,896)  (19,987)       --
   Proceeds from sale and maturity of short-term
     investments.........................................       --     3,896    19,987
                                                          --------  --------  --------
          Net cash (used in) provided by
            investing activities.........................   (5,551)  (18,317)   19,107
                                                          --------  --------  --------
Cash flows from financing activities:
   Proceeds from initial public offering net of
     issuance costs......................................       --    53,319        --
   Issuance of mandatorily redeemable convertible
     preferred stock.....................................   26,137        --        --
   Issuance of stock under employee stock
     purchase plan.......................................       --        --       393
   Reduction of notes receivable from stockholders.......       35        10       360
   Exercise of stock options and warrants................      136       752        47
   Proceeds from convertible promissory notes............    2,285        --        --
   Repayment of loan.....................................      (73)       --        --
   Repayment of notes payable............................       --   (18,512)  (14,533)
   Proceeds from notes payable...........................       --    12,088     5,641
   Repurchase of stock...................................       --       (21)      (21)
   Proceeds from notes payable to stockholders...........       --    13,275        --
                                                          --------  --------  --------
          Net cash provided by (used in)
            financing activities.........................   28,520    60,911    (8,113)
                                                          --------  --------  --------
   Effect of exchange rates on cash and cash
     equivalents.........................................       --       (38)      (91)
                                                          --------  --------  --------
Net (decrease) increase in cash and cash
  equivalents............................................   (3,329)    2,260     2,234
Cash and cash equivalents at beginning of the year.......    9,824     6,495     8,755
                                                          --------  --------  --------
Cash and cash equivalents at end of year................. $  6,495  $  8,755  $ 10,989
                                                          ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               LEXAR MEDIA, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF BUSINESS

   We design, develop and market a complete line of removable digital film and digital photography connectivity products and controllers. In addition, we license the use of our proprietary technology. Operations and revenues, to date, have been generated primarily from sales in the United States, Europe and Asia. On January 21, 2000, the board of directors authorized our reincorporation in the State of Delaware, which reincorporation occurred in August 2000. On August 15, 2000, we completed our initial public offering, raising net proceeds of $53.3 million. Since that time, our common stock has traded on the Nasdaq National Market under the symbol LEXR.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Financial statement presentation

   The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years' financial statements have been reclassified to conform to the fiscal 2001 presentation. Such reclassification had no effect on the net loss or the stockholders' equity.

  Foreign currency translation

   We consider the local currency to be the functional currency for our international subsidiaries. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive loss.

   Foreign currency transaction gains and losses are included in the consolidated statements of operations and were a gain of $0.2 million in 1999, and losses of $0.2 million in 2000 and $0.3 million in 2001.

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

  Cash and cash equivalents

   We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

   At December 31, 2001, $2.3 million of our cash and cash equivalents were restricted under standby letters of credit related to purchasing agreements with our suppliers.

  Concentration of credit risk

   Financial instruments that potentially subject us to concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. Our cash and cash equivalents are maintained at major U.S., European and Japanese financial institutions. Deposits in these institutions may exceed the amount of insurance provided on these deposits.

   Our accounts receivable are derived from revenues earned from customers located primarily in the U.S., Europe and Japan. We perform ongoing credit evaluations of our customers' financial condition and, generally,

                               LEXAR MEDIA, INC.

require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. One customer accounted for 32.0% of accounts receivable as of December 31, 2000. One customer accounted for 22.6% of accounts receivable at December 31, 2001. Revenues from three customers represented 13%, 11%, 10% of revenues for the year ended December 31, 1999. Revenues from three customers represented 18%, 13%, 13% of revenues for the year ended December 31, 2000. Revenues from one customer represented 12.0% of revenues for the year ended December 31, 2001. In addition, two of our distributors during 2001 had sales to one common customer, that we believe, in total, represents more than 15% of our gross revenues.

   Certain components necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers.

  Fair value of financial instruments

   Carrying amounts of certain of our financial instruments including cash equivalents, short-term investments, accounts receivable, current notes receivable, accounts payable and current notes payable approximate fair value due to their short maturities.

  Investments in marketable securities

   We account for investments in marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Debt and equity securities are classified as available for sale securities and are reported at fair market value, with any unrealized holding gains and losses excluded from current earnings and reported as a separate component of stockholders' equity and as a separate component of comprehensive income. There was no unrealized gain or loss on these securities at December 31, 2000. As of December 31, 2001, we held no marketable securities.

  Inventory

   Inventories are stated at the lower of cost or market. Cost is determined using standard costs that approximate actual cost under the first-in, first-out method. Appropriate allowances are made to reduce the value of inventories to net realizable value where this is below cost. This may occur where we determine that inventories may be slow moving, obsolete, excess or where the selling price of the product is insufficient to cover product costs.

  Property and equipment

   Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line basis over the estimated useful lives of the assets, generally 3 to 5 years, as follows:

                                                      Useful Life
                                                      -----------
              Computer and other equipment...........   3 years
              Engineering equipment..................   5 years
              Software...............................   3 years
              Furniture, fixtures and improvements...   5 years

   Depreciation expense related to our property and equipment was $0.6 million in 1999, $1.0 million in 2000 and $1.4 million in 2001.

   Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets.

                               LEXAR MEDIA, INC.

  Intangible assets

   Intangible assets consist principally of goodwill. Goodwill is being amortized on a straight-line basis to operations over three years.

  Long-lived assets

   We assess the recoverability of long-lived assets, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that we review the carrying value of an asset for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized.

  Software development costs

   Costs incurred in the research, design and development of products are expensed as incurred until technological feasibility has been established. To date, the establishment of technological feasibility of our products and general release substantially coincided. As a result, we have not capitalized any software development costs since such costs have not been significant.

  Web site development costs

   Costs incurred in the design, creation and maintenance of content, graphics and user interface of our web sites are expensed as incurred in accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Costs incurred in the development of application and infrastructure of the web sites are capitalized and amortized over the useful life of the web sites. At December 31, 2000, we had capitalized $225,000 of such costs, related to Printroom.com, which was disposed of during 2001. At December 31, 2001, we had no capitalized software costs.

  Segments

   We follow Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." We operate in one segment, using one measurement of profitability to manage our business.

   Revenues and long-lived assets by region (in thousands):

                                                     Years Ended December 31,
                                                     ------------------------
                                                       1999    2000    2001
                                                     -------  ------- -------
   Revenues:
      United States................................. $22,683  $62,149 $63,325
      Korea.........................................      --       57  11,134
      Japan.........................................   4,275   17,577   5,317
      Europe........................................   3,398   12,748  11,344
      Other.........................................     383    2,705     834
                                                     -------  ------- -------
      Gross revenues................................ $30,739  $95,236 $91,954
                                                     -------  ------- -------
      Net revenues.................................. $29,219  $87,977 $73,641
                                                     =======  ======= =======

                               LEXAR MEDIA, INC.

                                                              At December 31,
                                                              ---------------
                                                               2000    2001
                                                              ------  ------
  Long-lived assets:
     United States........................................... $3,291  $2,271
     Japan...................................................     17      26
     Europe..................................................     56      44
                                                              ------  ------
         Total long-lived assets............................. $3,364  $2,341
                                                              ======  ======

  Revenue recognition

   Our customers include distributors, retailers, original equipment manufacturers and end users. Certain customers have return and price protection rights. We recognize revenue where there is a contract or purchase order, upon shipment or delivery depending on the terms of sale, and where collectibility of the resulting receivable is reasonably assured. We provide for estimated future returns and price protection based on historical experience at the time revenue is recognized. At the time of sale, we also provide for the estimated costs of meeting product warranty obligations. For certain customers where we are unable to reasonably estimate the level of returns or where the customers do not take title to the product on delivery, revenues and the costs of revenues are deferred until these customers have sold the product to their customers. We recognize royalty and license revenues ratably over the term of the agreement when the amounts are fixed and future obligations are insignificant. When amounts are based on volume, revenue is recognized when earned.

  Research and development

   Research and development costs are charged to operations as incurred.

  Accounting for stock-based compensation

   We account for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," Financial Accounting Standards Board Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." and FIN No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," and comply with the disclosure provisions of Statement of Financial Accounting Standards, ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of the our common stock and the exercise price. SFAS 123 defines a "fair value" based method of accounting for an employee stock option or similar equity instrument. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

  Advertising and market development costs

   Advertising and market development costs are charged to operations as incurred. Advertising and market development costs for the years ended December 31, 1999, 2000 and 2001 were $2.5 million, $8.1 million and $5.3 respectively.

  Income taxes

   Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future

                               LEXAR MEDIA, INC.

based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to an amount more likely than not to be realized.

  Comprehensive income

   Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income at December 31, 2000 and December 31, 2001 was comprised of foreign currency translation losses of $38,000 and $91,000, respectively.

  Shipping and handling costs

   Shipping and handling costs are included in selling and marketing costs in the statements of operations. These costs were $0.5 million in 1999, $1.0 million in 2000 and $2.1 million in 2001. Fees charged to customers for shipping and handling are included in revenues.

  Recent accounting pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No.141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our financial statements. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 provides for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We have determined that the impact of SFAS No. 142 on our financial position and results of operations will be insignificant.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Division of a Business." SFAS No. 144 develops an accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be at the lower of book value or fair value, less the cost to sell the assets. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We do not expect the provisions of SFAS No. 144 to have a significant impact on our financial position or operating results.

   In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, "Accounting for Certain Sales Incentives," EITF No. 00-22, "Accounting for "Points" and

                               LEXAR MEDIA, INC.

Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future," and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." We will adopt EITF No. 01-09 in the first quarter of 2002, and are in the process of evaluating the impact of EITF No. 01-09 on our consolidated financial statements. We have determined that although its adoption will not impact our net income, it may impact our gross margin and operating expenses due to the classification of those expenses.

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

                                                                  Years Ended December 31,
                                                                ----------------------------
                                                                  1999      2000      2001
                                                                --------  --------  --------
Numerator:
 Net loss...................................................... $(15,281) $(54,266) $(47,508)
 Accretion of mandatorily redeemable convertible preferred
   stock.......................................................     (166)     (344)       --
                                                                --------  --------  --------
 Net loss after accretion of mandatorily redeemable convertible preferred stock............................................. $(15,447) $(54,610) $(47,508)
                                                                ========  ========  ========
Denominator:
 Weighted average common shares outstanding....................    8,622    31,403    60,157
 Weighted average unvested common shares subject to
   repurchase..................................................   (2,802)   (5,303)   (1,989)
                                                                --------  --------  --------
 Denominator for basic and diluted calculations................    5,820    26,100    58,168
                                                                --------  --------  --------
Net loss per common share--basic and diluted................... $  (2.65) $  (2.09) $  (0.82)
                                                                ========  ========  ========

  Antidilutive securities

   Securities listed below have not been included in the computations of diluted net loss per share for the years ended December 31, 1999, 2000 and 2001 because the inclusion of these securities would be anti-dilutive (in thousands):

                                                                       Years Ended December 31,
                                                                       ------------------------
                                                                         1999    2000    2001
                                                                        ------   -----  ------
Shares under warrants for mandatorily redeemable convertible preferred
  stock...............................................................    410      --       --
Shares under warrants for common stock................................    166   1,853    2,603
Shares under options for common stock.................................  1,472   5,226   12,588
Restricted stock......................................................  1,200      --       --
Mandatorily redeemable convertible preferred stock.................... 36,036      --       --
Common stock subject to repurchase....................................  4,797   3,267      782

                               LEXAR MEDIA, INC.

NOTE 3--ACQUISITIONS:

   On January 21, 2000, we acquired all of the common stock of Printroom.com, Inc. for a total purchase price of $3.8 million, which consisted of 475,000 shares of our common stock. Printroom.com was incorporated on April 12, 1999 under the laws of the state of California and had developed an online photo-finishing site that provided consumers with high quality prints of digital images and photo sharing services. The acquisition was accounted for as a purchase and the results of operations of Printroom.com were included in our consolidated financial statements from the date of acquisition.

   The allocation of the purchase price was based on the estimated fair value of the following items (in thousands):

       Assets less liabilities at the date of the acquisition..... $   78
       Goodwill...................................................  3,722
                                                                   ------
                                                                   $3,800
                                                                   ======

   The goodwill arising from this acquisition was being amortized over its estimated useful life of five years. In the first quarter of 2001 the unamortized balance was written off because the investment in Printroom.com had become impaired. We sold substantially all of the assets of Printroom.com in the third quarter of 2001.

   In April 2000, we acquired Impact Peripherals, which now operates as Lexar Media Europe, for consideration valued at $1.1 million, representing 30,000 shares of our common stock, $0.9 million of cash discounted as appropriate and $39,000 of acquisition-related costs. Of the cash consideration, $0.5 million was paid upon completion of the acquisition, $0.3 million was paid on the first anniversary of the acquisition and $0.2 million is payable on the second anniversary of the acquisition. The acquisition was accounted for as a purchase and the results of operations of Lexar Media Europe have been included in our consolidated financial statements from the date of acquisition. The difference between the fair market value of the assets and the purchase price was designated as goodwill (in thousands):

       Assets less liabilities at the date of the acquisition..... $  587
       Goodwill...................................................    546
                                                                   ------
                                                                   $1,133
                                                                   ======

   Goodwill arising from this acquisition is being amortized over its estimated useful life of three years.

NOTE 4--BALANCE SHEET DISCLOSURES (in thousands):

   Inventory consisted of the following:

                                                   As of December 31,
                                                   ------------------
                                                     2000      2001
                                                    -------   ------
           Raw materials.......................... $ 4,897   $1,305
           Controllers............................   1,483      510
           Flash memory products..................  19,182    4,129
           Ancillary products.....................   1,974      883
                                                    -------   ------
                                                   $27,536   $6,827
                                                    =======   ======

                               LEXAR MEDIA, INC.

   Property and equipment consisted of the following:

                                                             As of December 31,
                                                             -----------------
                                                               2000     2001
                                                             -------   -------
 Computer and other equipment............................... $ 2,613   $ 2,176
 Engineering equipment......................................   1,292     1,735
 Software...................................................   1,140     1,053
 Furniture, fixtures and improvements.......................     461       553
                                                             -------   -------
                                                               5,506     5,517
 Less: accumulated depreciation and amortization............  (2,142)   (3,176)
                                                             -------   -------
                                                             $ 3,364   $ 2,341
                                                             =======   =======

   Intangible assets consisted of the following:

                                                    As of December 31,
                                                    -----------------
                                                      2000       2001
                                                     -------    -----
            Goodwill............................... $ 4,811     $ 546
            Less: accumulated amortization.........  (1,267)     (300)
                                                     -------    -----
                                                    $ 3,544     $ 246
                                                     =======    =====

   Accrued liabilities consisted of the following:

                                                   As of December 31,
                                                   ------------------
                                                     2000      2001
                                                    ------    ------
           Payroll and related amounts............ $1,675    $1,144
           Interest...............................    481        45
           Accrued restructuring (Note 14)........     --       776
           Accrued incentive compensation.........    720       838
           Price protection.......................  2,647     2,379
           Market development fund................  2,000       861
           Other..................................  1,363     1,770
                                                    ------    ------
                                                   $8,886    $7,813
                                                    ======    ======

   Deferred revenue consisted of the following:

                                                              As of
                                                           December 31,
                                                           ------------
                                                           2000   2001
                                                           ----  ------
         License and royalty..............................   --  $7,267
         Product..........................................  446     514
                                                           ----  ------
                                                           $446  $7,781
                                                           ====  ======

NOTE 5--NOTES PAYABLE:

   In April 1997, we purchased engineering equipment financed through an equipment financing company. The loan is collateralized by the equipment. At December 31, 2001, the holder of this note was a holder of our stock; accordingly the loan balance has been classified under notes payable to stockholders. The note, which bears interest at 9.7% per year, requires monthly principal and interest payments of $7,000 through March 2002. As of December 31, 2001, we were obligated to repay $22,000 of principal payments under this note in 2002.

                               LEXAR MEDIA, INC.

   In June and July 1997, a stockholder made a cash advance to us in the amount of $400,000 to provide working capital. The interest rate on the note was 5.5% per year and the note was repaid in July 2000.

   We were a party to a Note Purchase Agreement under which we borrowed $4,750,000, with interest at a rate of 10% per year. This note was repaid in July 2000.

   In March 2000, we issued a $2.0 million convertible promissory note to Sony. The note, including accrued interest, automatically converted into 277,655 shares of common stock at the closing of our IPO at a conversion rate of $7.44. This transaction resulted in a beneficial conversion charge of $155,000, which was included in interest expense for the year ended December 31, 2000.

   In May, June and July 2000, we entered into agreements to issue promissory notes to six existing stockholders for $13.3 million. In connection with the issuance of these promissory notes, we issued warrants to purchase 644,395 shares of common stock at an exercise price of $3.09 per share. Under the terms of the promissory notes, these stockholders received additional warrants to purchase 344,770 additional shares of common stock at an exercise price of $8.00 per share. The proceeds from the promissory notes were allocated to both the debt instruments and the warrants for common stock based on their relative fair values. The value assigned to the warrants was $5.3 million, representing a discount to the face value of the promissory notes. These notes were repaid in September 2000. The value assigned to the warrants was expensed to the statement of operations as interest expense.

   In April 2000, we issued notes payable to former shareholders of Lexar Media Europe in the amount of $438,000. Of this balance $288,000, was paid in 2001 and $150,000 is payable in 2002. The notes payable have been discounted to their fair value, and the related discount of $34,000 is being amortized as interest to our statements of operations over the term of the notes payable.

   In June 2000, we entered into credit agreements with The Chase Manhattan Bank ("Chase") and Access Technology Partners ("Access"), an affiliate of Chase. These agreements included a $20.0 million revolving credit line from Chase, with interest payable on any borrowings at a rate of LIBOR plus 3.0% per year, and a $10.0 million term loan from Access, with interest payable on any borrowings at a rate of 12.0% per year. The loan from Access was subordinate in right of payment to the credit line from Chase. In connection with this loan, we issued warrants to purchase 875,000 shares of our common stock in connection with the revolving credit facility and the term loan. These warrants had an exercise price of $8.00 per share. The value assigned to the warrants was $3.1 million representing a discount of the face value of the debt instruments. The discount associated with these warrants was being amortized to the statement of operations as interest expense over the period the facilities were available. During 2001, we incurred a $0.7 million charge related to the repricing of the warrants issued in connection with the credit facilities from $8.00 to $1.44. The Chase and Access loans were repaid in 2001 and the unamortized balances related to the warrants and deferred financing fees were charged to the statement of operations as interest expense.

   During September 2001, we established a new asset based credit facility with Greater Bay Bank. At December 31, 2001, the balance outstanding under the credit facility was $2.2 million. The facility has an interest rate of 12% per year plus administrative charges of 0.5% of the gross amount financed, has a term of one year and is renewable from year to year thereafter. Either party can terminate the facility at any time, upon 30 days notice.

NOTE 6--INCOME TAXES:

   Income tax expense is primarily related to foreign taxes on foreign license revenue. These taxes are recoverable only as a credit against federal income taxes.

                               LEXAR MEDIA, INC.

   The federal and state tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

                                                         As of December 31,
                                                         ------------------
                                                           2000      2001
                                                         --------  --------
   Deferred tax assets, net of deferred tax liabilities:
      Net operating loss carryforwards.................. $ 22,966  $ 36,197
      Foreign tax credit................................       --     2,942
      Depreciation and amortization.....................     (344)      662
      Research credit carryforwards.....................    1,222     1,614
      Stock compensation................................       --       845
      Reserves and accruals.............................    3,519     4,153
                                                         --------  --------
                                                           27,363    46,413
      Less: valuation allowance.........................  (27,363)  (46,413)
                                                         --------  --------
                                                         $     --  $     --
                                                         ========  ========

   Total income tax expense differs from the expected tax expense (computed by multiplying the United States federal statutory rate of 35% for fiscal year 1999, 2000 and 2001 by income before income taxes) as a result of the following:

                                                                           December 31,
                                                                      ---------------------
                                                                      1999    2000    2001
                                                                      -----   -----   -----
Federal statutory tax rate...........................................  35.0%   35.0%   35.0%
State tax expense, net of federal benefit............................   4.0%    4.0%    4.3%
Goodwill impairment..................................................   0.0%    0.0%    2.3%
Tax credits..........................................................  (2.5)%  (1.2)%  (0.9)%
Net operating loss not benefited, net of foreign tax credits......... (36.5)% (37.8)% (34.2)%
                                                                      -----   -----   -----
                                                                        0.0%    0.0%    6.5%
                                                                      =====   =====   =====

   At December 31, 2001, we had federal and state net operating loss carryforwards of approximately $97.1 million and $58.0 million, respectively, and federal and state research credits of approximately $957,000 and $589,000, respectively, to offset future taxes. The federal operating loss and research credit carryforwards will begin to expire in 2011 if not utilized. The California operating loss carryforwards began to expire in 2001. The California research credit carryforwards do not expire. We have established a 100% valuation allowance since it is more likely than not that no benefit will be realized for our deferred tax assets. These credits are in addition to the foreign tax credits noted above.

   Sales of our stock, including shares sold in our initial public offering, may further restrict our ability to utilize our net operating loss carryforwards, as credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations may result in the expiration of net operating loss carry-forwards and credits before utilization.

                               LEXAR MEDIA, INC.

NOTE 7--MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
         STOCKHOLDERS' EQUITY (DEFICIT):

   Mandatorily redeemable convertible preferred stock consisted of the following, prior to its conversion into common stock at our initial public offering (in thousands):

                                             Shares issued and outstanding
     Series                                      At December 31, 1999
     ------                                  -----------------------------
     A......................................             3,000
     B......................................             3,000
     C......................................            11,444
     D......................................             6,944
     E......................................            11,648
                                                        ------
                                                        36,036
                                                        ======

   The holders of each share of our Series A, Series B, Series C, Series D and Series E mandatorily redeemable convertible preferred stock were entitled to receive cumulative dividends, out of any of our funds and assets legally available, prior and in preference to any declaration or payment of any dividend on our common stock at the annual dividend rate, which means $0.08, $0.033, $0.064, $0.1348 and $0.2072 per share per annum for the Series A, Series B, Series C, Series D and Series E mandatorily redeemable convertible preferred stock, respectively, adjusted for any stock split, combination, dividend or other recapitalization when, as and if declared by our Board of Directors. No such dividends were ever declared or paid.

   Each share of mandatorily redeemable convertible preferred stock automatically converted into fully paid and nonassessable shares of common stock, immediately prior to the closing of our initial public offering. Series A, Series B, Series C and Series D mandatorily redeemable convertible preferred stock was convertible into shares of common stock on a one-for-one basis. The conversion price of Series E mandatorily redeemable convertible preferred stock was subject to adjustments based on certain performance criteria. The mandatorily redeemable convertible preferred stock converted into 37,224,049 shares of common stock immediately prior to the closing of our initial public offering.

  Common stock

   In February 1998, three employees were issued 2,400,000, 1,076,284 and 1,076,284 shares, respectively, of our common stock at a price of $0.08 per share. The share issuances were outside of our 1996 Stock Plan. The purchase price was paid through full-recourse promissory notes payable in full to us in four years.

   In December 1999, we issued 1,200,000 shares of restricted stock to three employees at a purchase price of $2.00 per share. These equity grants were made outside of our 1996 Stock Plan and vest over a four-year period. We repurchased 250,000 of thee shares during 2001. At December 31, 2001, 316,665 of these shares were unvested and subject to repurchase.

  Warrants

   During the years ended December 31, 1999, 2000 and 2001, we issued the following warrants:

   Shares subject to warrants to purchase mandatorily redeemable convertible preferred stock (in thousands, except per share amounts):

                               Number of Shares
                      Exercise (Common Stock    Black-Scholes
Series Date Issued    Price    Equivalents)     Value per share Reason
------ -----------    -------- ---------------- --------------- ------
  E... August 1999     $2.35          97            $1.339      Bridge financing
  E... September 1999  $2.35         213            $1.339      Services

                               LEXAR MEDIA, INC.

   During the year ended December 31, 2000, all warrants to purchase mandatorily redeemable convertible preferred stock were exercised and converted to common stock.

   Shares subject to warrants to purchase common stock (in thousands, except per share amounts):

                                                                                   Number of Shares
                         Number of Shares                                          Outstanding at
                Exercise (Common Stock    Black-Scholes                            December 31,
Date Issued     Price    Equivalents)     Value Per Share Reason                   2001
-----------     -------- ---------------- --------------- ------------------------ ----------------
February 1998    $0.80         125            $0.414      Equity financing cost           63
September 1999   $0.30          11            $2.361      Legal settlement                --
December 1999    $1.00          30            $6.247      Services                        30
June 2000        $1.44         875            $3.589      Equity financing cost          875
May-July 2000    $3.09         644            $4.712      Bridge financing               562
June-Sept. 2000  $8.00         345            $6.470      Bridge financing               323
April 2001       $1.13         500            $0.413      Royalty and license cost       500
September 2001   $1.26         250            $0.205      Credit facility cost           250

   During the year ended December 31, 2000, we issued 497,087 shares of common stock through the exercise of warrants at prices ranging from $0.30 to $8.00. The weighted average exercise price was $0.82. No warrants were exercised during 2001. The weighted average exercise price of outstanding warrants at December 31, 2001 was $2.52 per underlying share of common stock.

NOTE 8--STOCK OPTION PLANS:

  The 1996 Stock Option/Stock Issuance Plan

   Our 1996 Stock Option/Stock Issuance Plan is divided into three separate equity programs: the option grant program, the stock issuance program and the stock bonus program. Under the Plan, the exercise price per share of the stock options granted to employees, members of our Board of Directors or consultants may not be less than 85% (110% for a 10% stockholder) of the fair market value on the option grant date. Incentive options may only be granted to employees and the exercise price per share could not be less than 100% of the fair market value per share of our common stock on the option grant date.

   Each option is exercisable as determined by our Board of Directors for all of the option shares and has a maximum term of ten years from the date of the grant. We have the right to repurchase, at the time of cessation of employment, at the exercise price paid per share any unvested shares, as established by our Board of Directors. As of December 31, 1999, 2000 and 2001, we had reserved 13,038,082 shares under the Plan.

  The 2000 Equity Incentive Plan

   On January 21, 2000, our Board of Directors adopted the 2000 Equity Incentive Plan subject to stockholder approval. The 2000 Equity Incentive Plan became effective on the date of our initial public offering. The Plan is the successor to our 1996 Stock Option/Stock Issuance Plan. The 2000 Equity Incentive Plan authorizes the award of options, restricted stock awards and stock bonuses.

   The exercise price of incentive stock options must be at least equal to the fair market value of our common stock on the date of grant. The exercise price of incentive stock options granted to 10% or greater stockholders must be at least equal to 110% of the fair market value of our common stock on the date of grant. The exercise price of nonqualified stock options must be at least equal to 85% of the fair market value of our common stock on the date of grant.

                               LEXAR MEDIA, INC.

   We initially reserved 8,000,000 shares of common stock for issuance under our 2000 Equity Incentive Plan. The number of shares reserved for issuance under this plan was increased to include shares of our common stock reserved under our 1996 Stock Option/Stock Issuance Plan that were not issued or subject to outstanding grants on the date of our initial public offering.

   The number of shares reserved for issuance under this plan is further increased to include

  . any shares of our common stock issued under our 1996 Stock Option/Stock Issuance Plan that are repurchased by us at the original purchase price;

  . any shares of our common stock issuable upon exercise of options granted under our 1996 Stock Option/Stock Issuance Plan that expired or became unexercisable without having been exercised in full.

   In addition, under the terms of the 2000 Equity Incentive Plan, the number of shares of common stock reserved for issuance under the plan increase automatically on January 1 of each year by an amount equal to 5% of our total outstanding shares of common stock as of the immediately preceding December 31. Our Board of Directors or our Compensation Committee may reduce the amount of the increase in any particular year. The 2000 Equity Incentive Plan will terminate on January 20, 2010, unless our Board of Directors terminates it earlier.

   Stock option activity under the 1996 Stock Option/Stock Issuance Plan and the 2000 Equity Incentive Plan for the period from January 1, 1999 to December 31, 2001 is summarized below (in thousands, except per share amounts):

                                                    Options Outstanding
                                               -----------------------------
                                                                    Weighted
                                    Shares                          Average
                                   Available    Number    Exercise  Exercise
                                   for Grant   of Shares   Price     Price
                                   ---------   --------- ---------- --------
    Balances, January 1, 1999.....    4,408      3,370   $0.08-0.20  $0.140
       Additional shares reserved.    5,100         --
       Options granted............   (3,291)     3,291    0.20-2.00   0.770
       Options exercised..........       --     (4,849)   0.08-1.00   0.512
       Options canceled...........      340       (340)   0.08-0.30   0.126
       Repurchases................      156         --         0.08   0.080
                                    -------     ------
    Balances, December 31, 1999...    6,713(1)   1,472    0.08-2.00   0.468
       Additional shares reserved.    8,000         --
       Options granted............   (5,146)     5,146    0.94-8.00   5.723
       Options exercised..........       --       (648)   0.08-6.00   2.285
       Options canceled...........      744       (744)   0.20-8.00   4.495
       Repurchases................      476         --    0.08-4.30   2.123
                                    -------     ------
    Balances, December 31, 2000...   10,787(1)   5,226    0.08-8.00   4.578
       Additional shares reserved.    3,003         --
       Options granted............  (10,086)    10,086    0.63-2.50   1.083
       Options exercised..........       --       (182)   0.08-2.00   0.261
       Options canceled...........    2,542     (2,542)   0.08-8.00   3.442
       Repurchases................      829         --    0.08-6.00   1.810
                                    -------     ------
    Balances, December 31, 2001...    7,075(1)  12,588   $0.08-8.00  $2.069
                                    =======     ======

--------
(1) We granted 2,699,331 and 1,050,000 shares of restricted stock to employees during the years ended December 31, 1996 and 1998, respectively. Shares available for grant, net of restricted stock, were 2,964,046, 7,038,440 and 3,326,948 at December 31, 1999, 2000 and 2001, respectively.

                               LEXAR MEDIA, INC.

  The 2000 Employee Stock Purchase Plan

   On January 21, 2000, our Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan, which became effective on the first business day on which price quotations for our common stock were available on the Nasdaq National Market. The employee stock purchase plan is designed to enable eligible employees to purchase shares of our common stock at 85% of the lesser of the fair market value of such shares at the beginning of an offering period or the end of each six-month segment within such an offering period. We initially reserved 1,000,000 shares under this plan for grants to employees. In addition, under the terms of the 2000 Employee Stock Purchase Plan, the number of shares of our common stock reserved for issuance under the plan increase automatically on January 1 of each year by an amount equal to 1% of our total outstanding shares of common stock as of the immediately preceding December 31. Accordingly, on January 1, 2001, the shares reserved under this plan were increased by 600,525 shares to 1,600,525 shares. Our Board of Directors or our Compensation Committee may reduce the amount of the increase in any particular year. Through December 31, 2001, there have been sales of 353,764 common shares under this plan at prices ranging from $0.97-$1.38. The weighted average price was $1.11.

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which was effective for our fiscal year 1997. SFAS 123 allows companies to account for stock-based compensation either under the new provisions of SFAS 123 or under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted.

   We have continued to account for stock-based compensation under the 1996 Stock Option/Stock Issuance Plan, the 2000 Equity Incentive Plan and the 2000 Employee Stock Purchase Plan in accordance with APB 25, and have adopted the disclosure provisions of SFAS 123.

   Had compensation expense for our stock options, employee stock purchase plan and the restricted stock issuances been determined based on the fair value of the grant date for awards in fiscal years 1999, 2000 and 2001 consistent with the provision of SFAS 123, our net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                               Years Ended December 31,
                                                                             ----------------------------
                                                                               1999      2000      2001
                                                                             --------  --------  --------
As reported:
   Net loss................................................................. $(15,281) $(54,266) $(47,508)
   Accretion of mandatorily redeemable convertible preferred stock..........     (166)     (344)       --
                                                                             --------  --------  --------
   Net loss after accretion of mandatorily redeemable convertible preferred stock.................................................................. $(15,447) $(54,610) $(47,508)
                                                                             ========  ========  ========
Pro forma net loss after accretion.......................................... $(15,578) $(60,660) $(50,707)
                                                                             ========  ========  ========
Net loss per common share--basic and diluted as reported.................... $  (2.65) $  (2.09) $  (0.82)
                                                                             ========  ========  ========
Net loss per common share--basic and diluted pro forma...................... $  (2.67) $  (2.32) $  (0.87)
                                                                             ========  ========  ========

                               LEXAR MEDIA, INC.

   In accordance with the provisions of SFAS 123, the fair value of each option or ESPP share is estimated using the following assumptions at the date of grant:

                                               Years Ended December 31,
                                              --------------------------
                                              1999   2000   2001   2001
                                              -----  -----  -----  -----
                                                                   ESPP
       Weighted average fair value per option $5.89  $6.70  $0.66  $1.29
       Risk free interest rate...............  5.53%  6.17%  4.43%  4.00%
       Expected life (years).................     5      5      4    0.5
       Expected stock price volatility.......    60%    60%    80%    80%
       Dividend yield........................    --     --     --     --

   During the years ended December 31, 1999, 2000 and 2001, we recorded unearned stock-based compensation totaling $19.3 million, which is being amortized to expense over the period during which the options vest, generally four years, using the method set out in Example 2 of FASB Interpretation No. 28 ("FIN 28"). This method results in an acceleration of the compensation expense. For the years ended December 31, 1999, 2000 and 2001, we recorded stock-based compensation of $1.8 million, $13.1 million and $2.4 million, respectively, related to options granted to employees and non-employees during the years.

   The weighted average per share fair value of common stock options granted during 1999, 2000 and 2001 was $5.890, $6.703 and $0.661, respectively.

   The following table summarizes information about stock options outstanding at December 31, 2001 (shares in thousands):


December
31,
2001
--------------------------  Weighted                    Number Exercisable Not
                             Average   Weighted Average        Subject         Weighted Average
                 Number    Contractual     Exercise               to               Exercise
Exercise Price Outstanding    Life          Price             Repurchase            Price
-------------- ----------- ----------- ---------------- ---------------------- ----------------
 $0.08-$0.63         663      7.16          $0.31                338                $0.16
  0.92-1.51        8,260      9.30          1.00                 298                1.10
  1.87-2.50          855      8.72          2.06                 126                1.97
    3.00             324      6.56          3.00                 202                3.00
  5.12-6.00        1,930      8.41          5.39                 729                5.50
  7.56-8.00          556      7.92          7.91                 249                7.94
                     ---                                         ---
                  12,588                                        1,942
                  ======                                        =====

   At December 31, 2001, there were 465,833 shares issued under the 1996 plan that were unvested and subject to repurchase.

NOTE 9--BENEFIT PLANS:

   We have a 401(k) plan. We have not made any matching contributions or discretionary contributions under the plan.

   Lexar Media, Ltd., our UK subsidiary, makes contributions into individual employee's personal pension plans on a defined contribution basis. To date, contributions under this plan have been insignificant.

                               LEXAR MEDIA, INC.

NOTE 10--SUPPLEMENTAL CASH-FLOW INFORMATION:

                                                      Years Ended December 31,
                                                      ------------------------
                                                       1999     2000    2001
                                                      ------  -------  ------
  Supplemental disclosure of cash flow information:
     Interest paid................................... $  575  $   919  $  965
     Income taxes paid............................... $    1  $     1  $2,942
  Supplemental disclosure of non-cash financing and
    investing activities:
     Conversion of note payable into mandatorily
       redeemable convertible preferred stock........ $  153  $    --  $   --
     Conversion of convertible promissory notes
       into mandatorily redeemable convertible
       preferred stock............................... $2,285  $    --  $   --
     Exercise of stock options and restricted stock
       grants in exchange for full recourse notes.... $2,349  $ 3,536  $   --
     Repurchase of shares through cancellation of
       notes receivable.............................. $   13  $   990  $1,479
     Issuance of common stock in connection with
       acquisition of PrintRoom.com, Inc. and
       Impact Peripherals, Ltd....................... $   --  $ 4,040  $   --
     Issuance of common stock for browser
       development................................... $   --  $   200  $   --
     Issuance of warrants in relation to Chase and
       Access credit facilities...................... $   --  $ 3,140  $   --
     Issuance of warrant in connection with license
       and royalty agreement......................... $   --  $    --  $  206
     Re-pricing of warrants in connection with
       amended credit facility agreement............. $   --  $    --  $  792
     Conversion of convertible promissory note into
       common stock.................................. $   --  $ 2,000  $   --
     Conversion of mandatorily redeemable
       convertible preferred stock into common stock. $   --  $53,480  $   --

   Through December 31, 2001, we incurred substantial losses and negative cash flow from operations and, as of December 31, 2001, we had an accumulated deficit of $135.9 million. For the year ended December 31, 2001, we recorded losses from operations of $39.1 million and cash outflows from operating activities of $8.7 million. During the fourth quarter of 2001, we generated cash from operations of $339,000. We believe that our cash resources of $11.0 million as at December 31, 2001, together with funds available under our credit facility, anticipated revenues from our operations and anticipated licensing revenues will be sufficient to finance our operating activities throughout the next twelve months.

   On March 23, 2002, we terminated our prior license agreement with Samsung and executed a new agreement which renewed and extended the prior license. Under this new agreement, Samsung agreed to prepay fixed royalties due under the previous license agreement at a 5% discount rate. Samsung further agreed to pay additional licensing fees for expanded rights to license our technology. As a result of these payments, we expect to end the first quarter of 2002 with in excess of $30 million in cash and cash equivalents. We currently anticipate that this amount, combined with funds available under our credit facility and anticipated revenues from our operations, will be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. However, we may need to raise additional funds prior to the expiration of this period if our growth exceeds our current expectations or we experience operating losses that exceed our current expectations.

NOTE 11--COMMITMENTS:

   We lease our Fremont, California, Boca Raton, Florida, U.K. and Japanese facilities under operating lease agreements expiring on various dates through May 31, 2006. Rent expense was $383,000, $666,000 and $756,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

                               LEXAR MEDIA, INC.

   Minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

                                              Minimum lease
                    Years Ending December 31,   payments
                    ------------------------- -------------
                              2002...........    $  810
                              2003...........       810
                              2004...........       812
                              2005...........       145
                              2006...........        29
                                                 ------
                                                 $2,606
                                                 ======

   During the third quarter of 2001, as a result of our restructuring, we vacated approximately 8,500 square feet at our headquarters in Fremont, California. This space was subsequently subleased in January 2002. This sublease expires on February 1, 2003. During 2002, we expect to receive minimum lease payments in connection with this sublease of approximately $0.1 million.

NOTE 12--CONTINGENCIES:

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

   On April 13, 2001, we filed an amended complaint in our litigation with Pretec, naming Memtek as an additional defendant. On June 26, the Court allowed us to file our second amended complaint in our litigation with Pretec, naming C-One as an additional defendant and adding our U.S. Patent No. 5,479,638 against all of the defendants In this action we allege that Memtek and the other defendants infringe our U.S. Patent Nos. 5,479,638, 5,818,781, 5,907,856, 5,930,815 and 6,145,051. This suit is pending in the United States District Court for the Northern District of California. We are seeking injunctive relief and damages against all of the defendants.

   On September 28, 2001, we filed a motion for a preliminary injunction against Memtek. On November 27, 2001, we and Memtek, which sells under the brand name "Memorex," agreed to a Stipulated Preliminary Injunction whereby Memtek agreed not to sell or offer to sell C-One and Pretec manufactured CompactFlash memory cards with C-One controllers.

   On May 10, 2001, SanDisk sued Viking Components Inc. for the manufacture and sale of flash cards using our 1140, 1145, 1175 and 1250 flash memory controllers. These flash memory controllers were the subject of the SanDisk v. Lexar litigation that was settled in November 2000. SanDisk sought an injunction and damages against Viking. We agreed to indemnify Viking in its defense of this litigation.

                               LEXAR MEDIA, INC.

   On October 9, 2001, Viking won a summary judgment against SanDisk in which the court ruled that all controllers sold by Lexar to Viking prior to December 31, 2001 were covered by the November 2000 settlement of the SanDisk v. Lexar litigation. As Viking had purchased only a small number of controllers after December 31, 2001, this ruling was largely dispositive of this action and the litigation settled for a nominal amount. Final judgment was entered and the case was dismissed on October 9, 2001.

NOTE 13--RELATED PARTY TRANSACTIONS:

   During 1998, we advanced $80,000 to two officers (who are also our stockholders) in relation to taxes owed on bonus payments. The term of these loans is four years and they bear interest at 5.7% per annum.

   During the first quarter of 2001, we recorded an impairment charge of $2.9 million against the goodwill associated with our 2000 acquisition of Printroom.com because we no longer believed our Internet-based photo finishing business would become profitable due to low consumer demand and increasing levels of competition. During the third quarter of 2001, we disposed of the assets of Printroom.com through a sale to a company owned by former Printroom.com employees. We received a note of $0.1 million from the new company as full proceeds for the sale of the assets and liabilities of Printroom.com. The note is fully reserved.

NOTE 14--RESTRUCTURING:

   At the end of the second quarter of fiscal 2001, we decided to implement a 27% reduction in our work force and to discontinue our Printroom.com operations. We recognized a $2.1 million restructuring charge related to this restructuring. The restructuring was effected in the third quarter of fiscal 2001 in order to achieve substantial reductions in overhead costs and is substantially complete. The disposition of Printroom.com was implemented through a sale of the Printroom.com assets to a company owned by the management of Printroom.com who are continuing its operations. We recorded a note receivable of $0.1 million in connection with the transaction and have fully reserved it.

   A summary of the restructuring costs is outlined as follows (in thousands):

                                         Accrued                       Accrued
                                        Balance at                    Balance at
                                         June 30,    Cash   Non-cash December 31,
                                           2001    Payments Charges      2001
                                        ---------- -------- -------- ------------
Reduction in workforce.................   $1,052    $(637)   $  --       $415
Asset write-offs.......................      554       --     (536)        18
Excess facilities and related costs....      368      (70)      --        298
Other..................................      112      (67)      --         45
                                          ------    -----    -----       ----
                                          $2,086    $(774)   $(536)      $776
                                          ======    =====    =====       ====

   Remaining expenditures relating to workforce reductions and termination agreements will be substantially paid in the first quarter of 2002. We expect to pay amounts related to excess facilities and related costs over the terms of the related leases through 2004.

NOTE 15--SUBSEQUENT EVENTS:

   On March 23, 2002, we terminated our prior license agreement with Samsung and executed a new license agreement which renewed and extended the prior license. Under this new agreement, Samsung agreed to prepay fixed royalties due under the prior license agreement at a 5% discount rate. Samsung further agreed to pay additional licensing fees for expanded rights to license our technology.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information relating to our executive officers is presented under Item 4A of this report. Information relating to our directors is presented under the caption "Proposal No. 1--Election of Directors" in our definitive proxy statement in connection with our 2002 Annual Meeting of Stockholders to be held in May 2002. That information is incorporated into this report by reference.

ITEM 11  EXECUTIVE COMPENSATION

   Information relating to executive compensation is presented under the caption "Executive Compensation" in our definitive proxy statement in connection with our 2002 Annual Meeting of Stockholders to be held in May 2002. That information is incorporated into this report by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information relating to the security ownership of our common stock by our management and other beneficial owners is presented under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement in connection with our 2002 Annual Meeting of Stockholders to be held in May 2002. That information is incorporated into this report by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information relating to certain relationships of our directors and executive officers and related transactions is presented under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement in connection with our 2002 Annual Meeting of Stockholders to be held in May 2002. That information is incorporated into this report by reference.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:

       1. Financial Statements--See Index to Consolidated Financial Statements in Part II, Item 8.

       2. Financial Statement Schedules--See Index to Consolidated Financial Statements in Part II, Item 8.

       3. Exhibits

                                                                     Incorporated by Reference
                                                              ----------------------------------------
 Exhibit                                                                                       Exhibit
No. Filed                                                                                      No. as
Herewith                        Exhibit                       Form File No.     Filing Date     Filed
--------- --------------------------------------------------- ---- --------- ----------------- -------
   2.1    Agreement and Plan of Reorganization among the      S-1  333-30556 March 28, 2000      2.1
          Registrant and the stockholders of Printroom.com,
          Inc. dated January 21, 2000

   2.2    Share Purchase Agreement between the Registrant     S-1  333-30556 July 7, 2000        2.2
          and Impact Peripherals Limited dated April 25, 2000

   3.1    Second Amended and Restated Certificate of          S-1  333-30556 July 31, 2000       3.3
          Incorporation

   3.2    Restated Bylaws                                     S-1  333-30556 February 16, 2000   3.5

   4.1    Specimen Common Stock Certificate                   S-1  333-30556 August 2, 2000      4.1

   4.2    Investors Rights Agreement dated September 28,      S-1  333-30556 February 16, 2000   4.2
          1999, as amended

   4.3    Amendment No. 2 to Investors Rights Agreement       S-1  333-30556 March 28, 2000      4.3
          dated March 21, 2000

   4.4    Amendment No. 3 to Investors Rights Agreement       S-1  333-30556 July 7, 2000        4.4
          dated May 19, 2000

   4.5    Amendment No. 4 to Investors Rights Agreement       S-1  333-30556 July 7, 2000        4.5
          dated June 22, 2000

  10.1    Form of Indemnity Agreement entered into between    S-1  333-30556 February 16, 2000  10.1
          the Registrant and all executive officers and
          directors*

  10.2    1996 Stock Option/Stock Issuance Plan*              S-1  333-30556 February 16, 2000  10.2

  10.3    2000 Equity Incentive Plan*                         S-1  333-30556 March 28, 2000     10.3

  10.4    2000 Employee Stock Purchase Plan*                  S-1  333-30556 August 10, 2000    10.4

  10.5    Form of Common Stock Warrant                        S-1  333-30556 February 16, 2000  10.5

  10.6    Form of Series E Warrant                            S-1  333-30556 February 16, 2000  10.6

  10.7    Lease between Registrant and Renco Investment       S-1  333-30556 February 16, 2000  10.7
          Company dated January 1,1997, as amended

  10.8    Offer letter for John H. Reimer dated September 4,  S-1  333-30556    March 28, 2000  10.8
          1997*

  10.9    Offer letter for Petro Estakhri dated September 16, S-1  333-30556    March 28, 2000  10.9
          1996*

                                                                       Incorporated by Reference
                                                                 --------------------------------------
 Exhibit                                                                                        Exhibit
No. Filed                                                                                       No. as
Herewith                         Exhibit                         Form File No.    Filing Date    Filed
--------- ------------------------------------------------------ ---- --------- --------------- -------
  10.10   Employment Agreement with Petro Estakhri dated         S-1  333-30556 March 28, 2000  10.10
          September 19, 1996, as amended*

  10.11   Offer letter for Eric B. Stang dated October 20, 1999* S-1  333-30556 March 28, 2000  10..11

  10.12   Restricted Stock Purchase Agreement between the        S-1  333-30556 March 28, 2000  10.13
          Registrant and John H. Reimer dated June 5, 1998*

  10.13   Restricted Stock Purchase Agreement between the        S-1  333-30556 March 28, 2000  10.14
          Registrant and Petro Estakhri dated June 5, 1998*

  10.14   Restricted Stock Purchase Agreement between the        S-1  333-30556 March 28, 2000  10.15
          Registrant and John H. Reimer dated January 17,
          2000*

  10.15   Restricted Stock Purchase Agreement between the        S-1  333-30556 July 7, 2000    10.16
          Registrant and Petro Estakhri dated January 17, 2000*

  10.16   Confidential Separation Agreement and Release          S-1  333-30556 March 28, 2000  10.17
          between the Registrant and Robert J. Netter, Jr. dated
          October 7, 1999

  10.17   Lexar Technology License Agreement between the         S-1  333-30556 August 14, 2000 10.18
          Registrant and SONY Corporation dated March 21,
          2000+

  10.18   SONY Technology License Agreement between the          S-1  333-30556 August 14, 2000 10.19
          Registrant and SONY Corporation dated March 21,
          2000+

  10.19   Convertible Note and Warrant Purchase Agreement        S-1  333-30556 March 28, 2000  10.20
          between the Registrant and SONY Electronics, Inc.
          dated March 21, 2000

  10.20   Employment Memorandum of Understanding Among           S-1  333-30556 March 28, 2000  10.21
          the Registrant, Mahmud (Mike) Assar and Petro
          Estakhri dated August 20, 1997*

  10.21   Security Agreement between the Registrant and Petro    S-1  333-30556 March 28, 2000  10.22
          Estakhri dated April 3, 1998*

  10.22   Letter Agreement Regarding Employment between          S-1  333-30556 July 7, 2000    10.24
          the Registrant and Eric B. Stang dated March 24,
          2000*

  10.23   Note and Warrant Purchase Agreement between the        S-1  333-30556 August 14, 2000 10.25
          Registrant and certain stockholders of the Registrant
          dated May 19, 2000

  10.24   Amendment to Warrant Agreement and Warrant,            10-K           April 2, 2001   10.30
          dated as of February 7, 2001, by and among the
          Registrant, Chase Securities, Inc. and Access
          Technology Partners, L.P.

  10.25   Offer letter for Eric S. Whitaker dated December 17,   S-1  333-30556 July 7, 2000    10.28
          1999*

  10.26   Warrant Agreement among The Registrant and the         S-1  333-30556 July 31, 2000   10.29
          Initial Warrant Holders listed on Schedule I thereto
          dated June 30, 2000

                                                                          Incorporated by Reference
                                                                        ------------------------------
 Exhibit                                                                                       Exhibit
No. Filed                                                                    File              No. as
Herewith                             Exhibit                            Form No.  Filing Date   Filed
--------- ------------------------------------------------------------- ---- ---- ------------ -------
  10.27   Patent License Agreement, dated as of March 29, 2001, between 10-Q      May 15, 2001  10.1
          the Registrant and Samsung Electronics Co., Ltd.+

  10.28   Purchase and Supply Agreement, dated as of March 29, 2001,    10-Q      May 15, 2001  10.2
          between the Registrant and Samsung Electronics Co., Ltd.+

  10.29   Offer letter for Michael J. Perez*                             X

  10.30   Retention Agreement, dated October 22, 2001, by and between
          the Registrant and Petro Estakhri*                             X

  10.31   Retention Agreement, dated October 22, 2001, by and between
          the Registrant and Eric Stang*                                 X

  10.32   Retention Agreement, dated October 22, 2001, by and between
          the Registrant and Michael Perez*                              X

  10.33   Retention Agreement, dated October 22, 2001, by and between
          the Registrant and Eric S. Whitaker*                           X

  10.34   Confidential Agreement and General Release of Claims, dated
          September 28, 2001, by and between the Registrant and John
          Reimer*                                                        X

  21.1    Subsidiaries                                                   X

  23.1    Consent of PricewaterhouseCoopers LLP                          X

  23.2    Report of Independent Accountants on Financial Statement       X
          Schedule

  24.1    Power of Attorney (see signature page)                         X

--------
+ Indicates that portions of this agreement were granted confidential treatment by the Commission.
*  Indicates a management contract or compensatory plan or arrangement.

   (b) Reports on Form 8-K

       We filed no reports on Form 8-K during the quarter ended December 31, 2001.

   (c) Exhibits

      See Item 14(a)(3) above.

   (d) Financial Statement Schedules

      See Item 14(a)(2) above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               LEXAR MEDIA, INC.

                                               By:     /s/  MICHAEL J. PEREZ
                                                   -----------------------------
                                                         Michael J. Perez
                                                      Chief Financial Officer
                                                     (Principal Financial and
                                                        Accounting Officer)

Dated: April 1, 2002

                               POWER OF ATTORNEY

   By signing this Form 10-K below, I hereby appoint each of John H. Reimer, Michael J. Perez and Eric S. Whitaker, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to
(1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report.

          Signature                       Title                 Date
          ---------                       -----                 ----

Principal Executive Officer:

     /s/  ERIC B. STANG       President, Chief Executive    April 1, 2002
-----------------------------   Officer and Director
        Eric B. Stang

Principal Financial Officer
and Principal Accounting
  Officer:

    /s/  MICHAEL J. PEREZ     Vice President, Finance and   April 1, 2002
-----------------------------   Chief Financial Officer
      Michael J. Perez

Board of Directors:

     /s/  JOHN H. REIMER      Chairman of the Board of      April 1, 2002
-----------------------------   Directors
       John H. Reimer

Additional Directors:

     /s/  PETRO ESTAKHRI      Chairman, Chief Technology    April 1, 2002
-----------------------------   Officer and Executive Vice
       Petro Estakhri           President, Engineering

          Signature                       Title                 Date
          ---------                       -----                 ----

    /s/  WILLIAM T. DODDS     Director                      April 1, 2002
-----------------------------
      William T. Dodds

    /s/  BRIAN D. JACOBS      Director                      April 1, 2002
-----------------------------
       Brian D. Jacobs

   /s/  JOHN A. ROLLWAGEN     Director                      April 1, 2002
-----------------------------
      John A. Rollwagen

   /s/  WILLIAM J. STEWART    Director                      April 1, 2002
-----------------------------
     William J. Stewart

                                 EXHIBIT INDEX

Exhibit
Number  Description
------  -----------
 10.29  Offer letter for Michael J. Perez

 10.30  Retention Agreement, dated October 22, 2001, by and between the Registrant and Petro Estakhri

 10.31  Retention Agreement, dated October 22, 2001, by and between the Registrant and Eric Stang

 10.32  Retention Agreement, dated October 22, 2001, by and between the Registrant and Michael Perez

 10.33  Retention Agreement, dated October 22, 2001, by and between the Registrant and Eric S. Whitaker

 10.34  Confidential Agreement and General Release of Claims, dated September 28, 2001, by and between the Registrant and John Reimer

 21.1   Subsidiaries

 23.1   Consent of PricewaterhouseCoopers LLP, Independent Auditors

 23.2   Report of Independent Accountants on Financial Statement Schedule

 24.1   Power of Attorney (see signature page)

                                                                    Schedule II

                               LEXAR MEDIA, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

           Valuation and Qualifying Accounts, which are Deducted in the Balance Sheet from the Assets to Which They Apply

                                                 Balance at Charged to Charged             Balance at
                                                 beginning  costs and  to other              end of
                                                 of period   expenses  accounts Deductions   period
                                                 ---------- ---------- -------- ---------- ----------
Allowance for bad debt:
   Year ended December 31, 1999.................    $120      $  100     $--      $    5      $215
   Year ended December 31, 2000.................    $215      $   69     $--      $   19      $265
   Year ended December 31, 2001.................    $265      $  745     $--      $  205      $805
Allowance for returns, discounts and allowances:
   Year ended December 31, 1999.................    $119      $1,520     $--      $1,124      $515
   Year ended December 31, 2000.................    $515      $7,529     $--      $7,416      $358
   Year ended December 31, 2001.................    $358      $9,249     $--      $9,155      $452