Form 10-Q
period 2002-03-31
LEXAR MEDIA INC
filed 2002-05-15
CIK 1058289

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 000-31103

LEXAR MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0723123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47421 Bayside Parkway Fremont, California	94538
(Address of principal executive offices)	(Zip Code)

(510) 413-1200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Number of shares of common stock outstanding as of May 6, 2002: 59,559,801

LEXAR MEDIA, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

PART I — FINANCIAL INFORMATION

1.     Financial Statements

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $2,333 as of March 31, 2002 and December 31, 2001)	$34,763	$10,989
Accounts receivable, net	16,125	14,188
Inventories	8,544	6,827
Prepaid expenses and other current assets	1,171	1,074

Total current assets	60,603	33,078
Property and equipment, net	2,537	2,341
Intangible and other assets, net	962	1,033

Total assets	$64,102	$36,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,778	$12,245
Accrued liabilities	6,953	7,813
Deferred revenue	18,280	6,033
Notes payable to stockholders	149	168
Notes payable to bank	7,128	2,237

Total current liabilities	44,288	28,496
Deferred revenue	17,737	1,748

Total liabilities	62,025	30,244
Stockholders’ equity:
Common stock, $0.0001 par value:
200,000,000 shares authorized; 60,111,946 and 59,759,518 shares issued and outstanding	6	6
Additional paid-in capital	147,823	147,609
Unearned stock-based compensation	(1,465)	(1,969)
Notes receivable from stockholders	(3,373)	(3,453)
Accumulated deficit	(140,779)	(135,856)
Accumulated other comprehensive loss	(135)	(129)

Total stockholders’ equity	2,077	6,208

Total liabilities and stockholders’ equity	$64,102	$36,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Net revenues:
Product revenues	$24,901	$15,972
License and royalty revenues	3,913	249

Total net revenues	28,814	16,221
Cost of product revenues (excludes stock-based compensation of $12 and $28, respectively)	20,677	22,172

Gross margin	8,137	(5,951)

Operating expenses:
Research and development (excludes stock-based compensation of $220 and $518, respectively)	1,266	1,594
Sales and marketing (excludes stock-based compensation of $17 and $194, respectively)	3,687	6,661
General and administrative (excludes stock-based compensation of $251 and $757, respectively)	2,037	3,800
Goodwill impairment	—	2,854
Stock-based compensation	500	1,497

Total operating expenses	7,490	16,406

Income (loss) from operations	647	(22,357)
Other income and expense:
Interest and other expense	(240)	(1,382)
Interest and other income	79	439
Foreign exchange loss	(158)	(171)

Total other income and expense	(319)	(1,114)

Income (loss) before income taxes	328	(23,471)
Income taxes	5,251	—

Net loss	$(4,923)	$(23,471)

Net loss per common share—basic and diluted	$(0.08)	$(0.41)

Shares used in net loss per common share calculation—basic and diluted	59,301	57,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(4,923)	$(23,471)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	348	637
Goodwill impairment	—	2,854
Amortization of stock-based compensation	500	1,497
Imputed and other non-cash interest	2	1,078
Change in operating assets and liabilities:
Accounts receivable, net	(1,937)	(915)
Inventory	(1,717)	11,873
Prepaid expenses and other assets	(71)	675
Accounts payable and accrued liabilities	(1,327)	(589)
Deferred revenue	28,226	(212)

Net cash provided by (used in) operating activities	19,101	(6,573)

Cash flows from investing activities:
Purchase of property and equipment	(489)	(255)
Proceeds from sale of short-term investments	—	19,987

Net cash (used in) provided by investing activities	(489)	19,732

Cash flows from financing activities:
Issuance of stock under employee stock purchase plan	163	167
Exercise of stock options and warrants	55	22
Repayment of notes payable	(7,514)	(23)
Proceeds from notes payable	12,384	—
Repayment of notes receivable from stockholders	80	—
Repurchase of stock	—	(7)

Net cash provided by financing activities	5,168	159

Effect of exchange rates on cash and cash equivalents	(6)	(7)

Net increase in cash and cash equivalents	23,774	13,311
Cash and cash equivalents at beginning of period	10,989	8,755

Cash and cash equivalents at end of period	$34,763	$22,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all normally recurring adjustments considered necessary for a fair presentation have been included. In addition, certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

The financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2001 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2002. The condensed consolidated balance sheet data as of December 31, 2001 was derived from our audited financial statements.

The results of our operations for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for any other future period, including the full fiscal year.

Note 2—Summary of Selected Accounting Policies

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

Recent accounting developments

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, “Accounting for Certain Sales Incentives,” EITF No. 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future,” and EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” Our gross margins for the first quarter reflect the implementation of EITF 01-09 and EITF 00-25. The effect of these changes was a reduction of approximately 2% in our gross product margins in the first quarter of 2002, from 19% to 17%. There was no impact on our income before income taxes or our net loss for the period. We determined that it was impracticable to gather the data required to restate the impact of these consensuses on the first quarter of 2001, had they been in place at that time.

Shipping and handling costs

Shipping and handling costs associated with our product revenues are included in selling and marketing expenses in our condensed consolidated statements of operations. These costs were $0.6 million and $0.4 million for the three months ended March 31, 2002 and March 31, 2001, respectively.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Balance Sheet Detail (in thousands)

	March 31, 2002	December 31, 2001
Inventories:
Raw materials	$1,696	$1,305
Controllers	1,219	510
Flash memory products	4,989	4,129
Ancillary products	640	883

	$8,544	$6,827

Note 4—Deferred Revenues and Income Taxes

In March 2002, we entered into a new licensing relationship with Samsung Electronics Corp. that renewed and extended the prior license. Under this new agreement, Samsung prepaid the remaining fixed royalties owed under the prior agreement and paid additional licensing fees for expanded rights to license our proprietary technology. The entire prepayment of licensing fees was subject to foreign income tax that was withheld at the time of the prepayment. This tax, in the amount of $5.2 million, is recoverable only as credit against federal income taxes. Due to the uncertainty of the recoverability, the entire amount has been reflected as income tax expense in the first quarter of 2002. Accordingly, as the deferred license fees are amortized into revenues over the next two years, there will be no related foreign income tax expense. License and royalty fees recognized in the first quarter of 2002 includes $3.8 million for which the related foreign income tax expense of approximately $0.6 million for foreign taxes withheld was recognized in 2001. No income taxes were incurred in the first quarter of 2001.

Note 5—Net Loss Per Common Share (in thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Numerator:
Net loss:	$(4,923)	$(23,471)

Denominator:
Weighted average common shares outstanding	60,001	60,193
Weighted average unvested common shares subject to repurchase	(700)	(2,867)

Denominator for basic and diluted calculations	59,301	57,326

Net loss per common share, basic and diluted	$(0.08)	$(0.41)

All shares reserved for outstanding options and warrants during each period have been excluded since they are anti-dilutive.

Note 6—Restructuring

At the end of the second quarter of fiscal 2001, we decided to implement a 27% reduction in our work force and to discontinue our Printroom.com operations. We recognized a $2.1 million restructuring charge related to this restructuring. The restructuring was effected in the third quarter of fiscal 2001 in order to achieve substantial reductions in overhead costs and is substantially complete. The disposition of Printroom.com was implemented through a sale of the Printroom.com assets to a company owned by the management of Printroom.com who are

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

continuing its operations. We recorded a note receivable of $0.1 million in connection with the transaction and have fully reserved it.

A summary of the restructuring costs is outlined as follows (in thousands):

	Accrued Balance at December 31, 2001	Cash Payments	Non-cash Charges (Credits)	Accrued Balance at March 31, 2002
Reduction in workforce	$415	$(145)	$—	$270
Asset write-offs	18	—	—	18
Excess facilities and related costs	298	(17)	—	281
Other	45	(28)	—	17

	$776	$(190)	$—	$586

Remaining expenditures relating to workforce reductions and termination agreements will be substantially paid in the second quarter of 2002. We expect to pay amounts related to excess facilities and related costs over the terms of the related leases through 2004. Accrued restructuring costs are included in the accrued liabilities in the balance sheet.

Note 7—Comprehensive Loss

Other comprehensive loss for the first three months of 2002 and 2001 was $6,000 and $7,000, respectively. This loss was attributable to foreign currency translation. There was no other comprehensive income or loss for the first quarter.

Note 8—Supplemental Cash Flow Information (in thousands, except share and per share data)

	Three Months Ended March 31,
	2002	2001
Supplemental disclosure of non-cash financing and investing activities:
Issuance of 138,692 shares of common stock in 2002 upon net exercise of 250,000 warrants at $1.26 per share	$—	$—
Re-pricing of warrants in connection with amended credit facility agreement	$—	$792
Repurchase of common stock by cancellation of notes receivable	$—	$300

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including, but not limited to, those set forth under “Risks That Could Affect Future Results” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date hereof.

Overview

We design, develop and market high-performance digital film and connectivity products for the digital photography market and for other markets utilizing portable digital storage media. Our products and services allow customers to capture digital images and download them quickly to a personal computer for editing, distributing and printing. We also license our proprietary controller technology and sell our controllers to other manufactures of flash storage media to address markets adjacent to digital photography.

Our broad line of high-performance digital film offers removable and reusable storage devices that capture images from a digital camera. Digital film sales comprised 80.3% of our gross revenues for the first three months of 2002. Our digital film combines flash memory from leading suppliers with our patented technology to address the needs of professional, commercial and consumer photographers. Our digital film is compatible with substantially all digital cameras, including those manufactured by Agfa, Canon, Casio, Epson, Fuji, Hewlett-Packard, Kodak, Konica, Minolta, Nikon, Olympus, Polaroid, Ricoh, Sony and Yashica. We offer digital film in a variety of speeds and capacities in the three primary media formats currently used by digital cameras: CompactFlash, SmartMedia and Memory Stick. We also offer digital film in the MultiMedia Card and Secure Digital Card formats, which are flash memory products used in other electronic applications, as well as in digital cameras.

Our digital film reader/writers are products that facilitate the transfer of digital images to personal computers and other devices without a direct connection to the digital camera. Our JumpShot cable connects the universal serial bus, or USB port, to our USB-enabled CompactFlash digital film to quickly and easily transfer images.

In addition to digital photography, our digital film technology can be applied to a variety of consumer electronic applications such as digital music players, laptop computers, personal digital assistants, telecommunication and network devices and digital video recorders. In order to extend our digital film technology into these markets we have selectively licensed our products and technology to third parties. For example, during 2001, we entered into license agreements with Olympus Optical, Co., Ltd., Samsung Electronics Corporation and Smart Modular. In 2000, we entered into an agreement with Sony to combine our proprietary controller technology with their Memory Stick media format and include the Memory Stick as one of our digital film products. The Memory Stick is used in a wide variety of consumer electronic products, including camcorders, personal computers, portable music players, cameras and video recorders.

In March 2002, we terminated our prior license agreement with Samsung and executed a new license agreement that renewed and extended the prior license. Under this new agreement, Samsung prepaid fixed royalties due under the prior license agreement at a 5% discount rate. Samsung also paid additional licensing fees for expanded rights to license our technology.

Revenues.    We generate revenues primarily from the sale of digital film and connectivity products to end-users through mass market, photo and original equipment manufacturer channels. In 2000, we began generating revenues from the licensing of our technology to Sony. In 2001, we began generating licensing revenues under our agreements with Samsung and Olympus. We also generate revenues from the sales of our controllers to flash storage manufacturers.

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

A majority of our sales have been to a limited number of customers. Our top 10 customers accounted for 70.8% of our gross revenues for the three months ended March 31, 2002 and 67.1% of our gross revenues for the three months ended March 31, 2001. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for at least the next several years.

Domestic product sales account for the majority of our revenues. Product revenues in the United States represented 74.4% of our net revenues for the three months ended March 31, 2002 and 80.5% of our revenues for the three months ended March 31, 2001.

Cost of Revenues.    Our cost of revenues consists primarily of materials costs, with flash memory accounting for a majority of those costs. We maintain relationships with key suppliers, which we believe will be able to provide us with sufficient quantities of flash memory for at least the next 12 months. We have an agreement with Samsung Electronics under which it has become our primary supplier of flash memory and has guaranteed that we will have access to a portion of its available production capacity. The price we have historically paid for flash memory has fluctuated considerably. For example, the price of flash memory decreased significantly in 2001 and began to stabilize in the first three months of 2002. We expect to see moderation in price declines during the remainder of 2002 and possible increases. In addition, cost of revenues includes expenses related to materials procurement, inventory management, adjustments and manufacturing. As a result of our agreement with SanDisk, in the second quarter of 2001, we began incurring royalty expenses related to domestic sales of our CompactFlash digital film that utilizes our previous generation controller technology. We do not owe royalties on sales made outside of the U.S. or on digital film that includes our latest generation controller technology.

Research and Development.    Our research and development expenses include salaries and related expenses for research and development personnel, fees for outside consultants, patent costs and prototype development and materials costs. We believe that continued investment in research and development is important to attain our strategic objectives. In the second quarter of 2002, we expect research and development expenses to be consistent with our research and development expenses in the first quarter of 2002.

Sales and Marketing.    Our sales and marketing expenses include salaries and related expenses for sales and marketing personnel, advertising, customer service, technical support, distribution and travel and trade show expenses. In the second quarter of 2002, we expect sales and marketing expenses to be consistent with the first quarter of 2002 except for certain selling and marketing costs that generally fluctuate with the level of sales.

General and Administrative.    Our general and administrative expenses include salaries and related expenses for executive, administrative and operational personnel, fees for professional services and other corporate expenses. In the second quarter of 2002, we expect general and administrative expenses to remain consistent with general and administrative expenses in the first quarter of 2002 due to our continuing focus on expense control in this area.

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

Restructuring.    At the end of the second quarter of fiscal 2001, we decided to implement an approximately 27% reduction in our work force and to discontinue our Printroom.com operations. These actions were taken to allow us to focus on our core competitive strengths and position us for future revenue growth and near-term profitability. The restructuring was effected in the third quarter of 2001 and is substantially complete.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition, including price protection, rebates and customer programs;

•	Valuation allowances and accrued liabilities, including sales returns and other allowances, the allowance for doubtful accounts and inventory write-downs.

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

Our History of Losses

We have incurred significant losses to date. As of March 31, 2002, we had an accumulated deficit of approximately $140.8 million. We intend to continue to expend significant financial and management resources on developing additional products and services, improving our technologies and expanding our operations. As a result, we may incur additional losses and may incur negative operating cash flows during the remainder of 2002. In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily indicative of our future growth.

Results of Operations

The following table sets forth our statement of operations data expressed as a percentage of net revenues for the periods indicated:

	Three months ended
	March 31, 2002	March 31, 2001
Revenues:
Product revenues	86.4%	98.5%
License and royalty revenues	13.6%	1.5%

Net revenues	100.0%	100.0%
Cost of product revenues	71.8%	136.7%

Gross margin	28.2%	(36.7)%

Operating expenses:
Research and development	4.4%	9.8%
Sales and marketing	12.8%	41.1%
General and administrative	7.1%	23.4%
Goodwill impairment	—	17.6%
Stock-based compensation	1.7%	9.2%

Total operating expenses	26.0%	101.1%

Income (loss) from operations	2.2%	(137.8)%

Other income and expense:
Interest and other expense	(0.8)%	(8.5)%
Interest and other income	0.3%	2.7%
Foreign exchange loss	(0.6)%	(1.1)%

Total other income and expense	(1.1)%	(6.9)%

Income (loss) before income taxes	1.1%	(144.7)%

Income taxes	18.2%	0.0%

Net loss	(17.1)%	(144.7)%

Revenues

Total revenues for the first quarter of 2002 increased $12.6 million, or 77.6%, to $28.8 million from $16.2 million for the first quarter of 2001.

Product revenues comprised 86.4% and 98.5% of total revenues for the first quarters of 2002 and 2001, respectively. Product revenues for the first quarter of 2002 increased $8.9 million, or 55.9%, to $24.9 million from $16.0 million in the first quarter of 2001. The increase in product revenue for the comparative three-month periods was primarily the result of significantly increased demand in the domestic retail channel that was partially offset by declining average selling prices. During the first quarter of 2002, we continued to see moderation in the rate of decline of average selling prices compared to the declines experienced during 2001. In the first quarter of 2002, we derived 86.1%, 8.9% and 4.5% of our product revenues from sales to customers in the United States, Europe and Japan, respectively. In the first quarter of 2001, we derived 82.0% and 16.4% of our product revenues from sales to customers in the United States and Europe, respectively. Three customers accounted for 19.1%, 16.8% and 11.4% of our gross product revenues in the first quarter of 2002. Two customers accounted for 22.2% and 10.8% of our gross product revenues in the first quarter of 2001.

License and royalty revenues comprised 13.6% and 1.5% of total revenues for the first quarters of 2002 and 2001, respectively. Licensing and royalty revenues for the first quarter of 2002 increased $3.7 million to $3.9 million from $0.2 million in the first quarter of 2001. The increase in license and royalty revenues was primarily the result of the license and royalty agreements that we entered into during the second half of 2001.

Cost of product revenues

Cost of product revenues decreased 6.7% to $20.7 million for the first quarter of 2002 from $22.2 million for the first quarter of 2001. The decrease in cost of product revenues is primarily a reflection of the significant decrease in the cost of flash memory compared to the cost in the first quarter of 2001, and the benefits of improved inventory control and turnover compared to the first quarter of 2001. These factors were partially offset by the increase in volume in both units and average capacity of products manufactured and sold.

Gross margin

Gross margins for product revenues in the first quarter of 2002 increased to 17.0%, as compared to (38.8)% in the first quarter of 2001. This increase is primarily the result of decreases in product costs, improved inventory control and turnover, moderation in the rate of decline of average selling prices and reductions in price protection charges. Implementation of EITF 00-25 and EITF 01-09 decreased first quarter 2002 margins by approximately 2%.

Operating expenses

Research and Development.    For the first quarter of 2002, research and development expenses decreased to $1.3 million, or 4.4% of net revenues, from $1.6 million, or 9.8% of net revenues, for the first quarter of 2001. The decrease in research and development expenses was primarily due to the disposition of Printroom.com. The increase in revenues accounted for approximately two-thirds of the reduction in research and development as a percentage of net revenues and the decrease in actual expenditures accounted for the remainder of the reduction.

Sales and Marketing.    Sales and marketing expenses for the first quarter of 2002 decreased to $3.7 million, or 12.8% of net revenues, as compared to $6.7 million, or 41.1% of net revenues, for the first quarter of 2001. This decrease in sales and marketing expenses was primarily due to reductions in advertising related costs and employee compensation related costs in marketing. The decrease in actual expenditures accounted for approximately two-thirds of the reduction in sales and marketing expenses as a percentage of net revenues and the increase in revenues accounted for the remainder of the reduction.

General and Administrative.    General and administrative expenses for the first quarter of 2002 decreased to $2.0 million, or 7.1% of net revenues, as compared to $3.8 million, or 23.4% of net revenues, for the first quarter of 2001. The decrease in general and administrative costs in the first quarter of 2002 was primarily due to lower legal fees, the disposition of Printroom.com and lower employee compensation related costs. The decrease in actual expenditures accounted for approximately two-thirds of the reduction in general and administrative expenses as a percentage of net revenues and the increase in revenues accounted for the remainder of the reduction.

Goodwill impairment.    During the first quarter of 2001, a charge of $2.9 million was recognized as an impairment charge against Printroom.com goodwill. There were no such charges during the first quarter of 2002.

Stock-based compensation.    During the first quarter of 2002, stock-based compensation expense decreased to $0.5 million, as compared to $1.5 million for the first quarter of 2001. The decrease resulted from the declining amortization rate under FIN No. 28, as well as from the reduction of employees since effecting the restructuring in the third quarter of 2001.

Other Income and Expense

Interest and other expense for the first quarter of 2002 decreased to $0.2 million as compared to $1.4 million for the first quarter of 2001. Interest and other expense for the first quarter of 2002 consisted primarily of interest on short-term borrowings. Interest and other expense for the first quarter of 2001 included imputed interest of $0.4 million and a $0.7 million forbearance charge. The decrease in interest and other expense as a percentage of net revenues was due primarily to the decrease in expenses, as well as the increase in revenues.

Interest and other income for the first quarter of 2002 decreased to $0.1 million as compared to $0.4 million for the first quarter of 2001. The decrease was primarily due to lower average daily cash balances and lower interest rates in 2002.

Foreign exchange loss for the first quarter of 2002 was $0.2 million, compared to $0.2 million, for the first quarter of 2001. These changes were primarily attributable to European and Japanese sales activities and fluctuations in the British pound and the Japanese yen.

Income Taxes

Income tax expense for the first quarter of 2002 was $5.3 million, or 18.2% of net revenues. In March 2002, we entered into a new licensing relationship with Samsung Electronics Corp. that renewed and extended the prior license. Under the new agreement, Samsung prepaid the remaining fixed royalties owed under the prior agreement and paid additional licensing fees for expanded rights to license our proprietary technology. The entire payment of licensing fees was subject to foreign income tax that was withheld at the time of the payment. This tax, in the amount of $5.2 million, is recoverable only as credit against federal income taxes. Due to the uncertainty of the recoverability, the entire amount has been reflected as income tax expense in the first quarter of 2002. There will be no future foreign income tax expense associated with these license fees. No income taxes were incurred in the first quarter of 2001.

Liquidity and Capital Resources

Net cash provided by operating activities was $19.1 million for the three months ended March 31, 2002 as compared to net cash used in operating activities of $6.6 million for the three months ended March 31, 2001. For the first quarter of 2002, our net loss of $4.9 million, when adjusted for non-cash charges of approximately $0.8 million, resulted in operating cash usage of $4.1 million before changes in operating assets and liabilities. During the first quarter of 2002, our cash position from operations was favorably impacted by the increase in deferred revenue of $28.2 million, which was primarily attributable to prepayment of fixed royalties and licensing fees under the new Samsung agreement. This favorable impact was offset by increases in accounts receivable of $1.9 million, increases in inventories and other assets of $1.7 million and decreases in accounts payable and accrued liabilities of $1.3 million. In the first quarter of 2001, our net cash used in operating activities was primarily attributable to our net loss, adjusted for non-cash items, and decreases in inventories and other assets and increases in receivables, payables and deferred revenues.

Net cash used in investing activities was $0.5 million for the three months ended March 31, 2002, which was the result of purchases of property and equipment. Net cash provided by investing activities was $19.7 million for the three months ended March 31, 2001, which was primarily proceeds from the sale of short-term investments.

Net cash provided by financing activities was $5.2 million for the three months ended March 31, 2002, which was primarily the result of debt proceeds of $12.4 million offset by debt repayments of $7.5 million and net proceeds from equity transactions of $0.3 million. Net cash used in financing activities was $0.2 million for the three months ended March 31, 2001, which was primarily the result of issuance of common stock.

In September 2001, we established a new asset based credit facility with Greater Bay Bank. Under this facility we can draw up to $10.0 million to the extent that we have eligible receivables. At March 31, 2002, the balance outstanding under this facility was $7.1 million. The facility bears interest at 12% per year plus administrative charges of 0.5% of the gross amount financed, has a term of one year and is renewable from year to year thereafter. Either party can terminate the facility, at any time, upon 30 days notice.

From our inception until the completion of our initial public offering in August 2000, we financed our operations primarily through private sales of our common stock and preferred stock and, to a lesser degree, through debt financings. At March 31, 2002, we had approximately $34.8 million in cash and cash equivalents. We currently anticipate that this amount, together with funds available under our credit facility with Greater Bay Bank, will be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 months. However, we may need to raise additional funds prior to the expiration of this period if, for example, our growth exceeds our current expectations or if we do not realize our expectation of operating income and incur operating losses that deplete our working capital. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to maintain our product development schedule, respond to competitive pressures or grow our business.

Following is a table outlining our contractual obligations and commercial commitments at March 31, 2002:

	Payments due by period (in thousands)
	Total amount committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations:
Operating leases	$2,336	$753	$1,428	$155	$—

Other commercial commitments:
Standby letters of credit	2,100	2,100	—	—	—
Short term borrowings	7,128	7,128	—	—	—

Total	$9,228	$9,228	$—	$—	$—

Total contractual obligations and commercial commitments	$11,564	$9,981	$1,428	$155	$—

Recent accounting developments

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, “Accounting for Certain Sales Incentives,” EITF No. 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future,” and EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” Our gross margins for the first quarter reflect the implementation of EITF 01-09 and EITF 00-25. The effect of these changes was an approximately 2% reduction in our gross product margins in the first quarter of 2002, from 19% to 17%. There was no impact on our net loss for the period. We determined that it was impracticable to gather the data required to restate the impact of these consensuses on the first quarter of 2001.

RISKS THAT COULD AFFECT FUTURE RESULTS

The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Quarterly Report on Form 10-Q.

Risks Related to Our Business

We have a history of losses and may not reach or sustain profitability.

We incurred net losses of approximately $4.9 million for the quarter ended March 31, 2002 and as of March 31, 2002, we had an accumulated deficit of approximately $140.8 million. Although we achieved positive income before taxes in the first quarter of 2002 and positive cash flow from our operations, we cannot assure you that we will continue to do so in future periods, or achieve or maintain overall profitability. Our ability to achieve sustained profitability depends on the rate of growth of the market for digital cameras and digital film, the extent to which our products and services are accepted by this market, our ability to charge a premium for our higher performance products and our ability to adequately control our operating expenses. In addition, we must generate increased revenues from licensing our proprietary controller technology and selling our controllers on a stand-alone basis to third parties, as these products have significantly higher margins than our digital film. We also must reduce the costs of producing and selling our digital film products by controlling our internal inventory, securing the best available pricing for flash cards and components used in our digital film products and reducing our manufacturing costs. In addition, stock-based compensation recorded for all option grants through March 31, 2002 totaled $19.3 million. At March 31, 2002, $1.5 million of deferred stock-based compensation charges remained to be charged against our future operations. If we are unsuccessful in increasing revenues from our higher margin products and controlling our operating expenses, we will not become profitable in 2002 and may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop or enhance our products, expand our operations, respond to competitive pressures or continue our operations.

We had approximately $34.8 million in cash and cash equivalents as of March 31, 2002. We currently anticipate that this capital, together with funds available under our credit facility with Greater Bay Bank will be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. However, we may need to raise additional funds prior to the expiration of this period if, for example, our growth exceeds our current expectations or if we do not realize our expectation of operating income and incur operating losses that deplete our working capital. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to maintain our product development schedule, respond to competitive pressures or grow our business.

Our quarterly operating results and gross margins declined significantly in the first quarter of 2001 and may fluctuate significantly in the future and are difficult to predict. If our future results are below the expectations of investors or securities analysts, the market price of our common stock could decline significantly.

Our quarterly operating results and gross margins declined significantly in the first quarter of 2001, and while they have subsequently improved, they are likely to vary significantly in the future based on a number of factors related to our industry and the markets for our products. We will have little or no control over many of these factors and any of these factors could cause our operating results and gross margins, and consequently the price of our common stock, to fluctuate significantly. These factors include, among others:

•	competitive pricing pressures;

•	the rate of growth of the market for digital cameras and digital film;

•	fluctuation in demand for our products;

•
the amount of price protection, volume incentive rebates, discounts, market development funds, cooperative advertising payments and other concessions and discounts that we may need to provide to some of our customers due to competitive pricing;

•	our ability to estimate revenue reserves for product sales to certain customers;

•	the timing and amount of expenses related to obsolescence and disposal of excess inventory;

•	the timing and amount of any reductions in the average selling prices of our products and services;

•	the difficulty of forecasting and managing our inventory levels;

•
the difficulty of forecasting sell-through rates of our products and their impact on inventory levels at our distributors and customers, which may result in additional orders being delayed or reduced and inventory being returned;

•	price reductions in key components, such as flash memory, could result in reduced margins when selling products that include previously purchased components held in inventory;

•	increases in costs charged by our component suppliers, particularly our flash memory suppliers;

•	the availability and pricing of flash memory, particularly high-performance flash memory with increased memory capacity;

•	seasonal demand for our products and the volume and timing of potential retail customer and distributor orders;

•	the timing and amount of orders and cancellations from existing and new customers;

•	the announcement or introduction of products and technologies by competitors;

•
the timing and manner of revenue recognition for any given customer, including the deferral of revenue from new customers until the product is sold to their customers or changes in our ability to estimate appropriate reductions in product revenue based upon historical experience which may lead to the deferral of revenue until product is sold to their customers;

•	changes in our customers and product mix;

•	commencement of or involvement in litigation;

•	potential product quality problems which could raise return or rework costs; and

•	whether we can sell controllers in the volumes and at the prices we anticipate.

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

We primarily market our digital film on the basis of its performance and technology advantage over our competitors’ products. In doing so, we have emphasized our speed advantage over our competitors’ products and have tried to establish ourselves as the brand of choice among professional photographers. We label our CompactFlash products for write speed performance in which 1x is equal to a write speed of 150 kilobytes per second, nomenclature similar to that used in the CD-ROM industry. For example, our 4x CompactFlash digital film is capable of sustained write speeds of at least 600 kilobytes per second. Currently, we offer CompactFlash with write speeds ranging from 4x to 24x. Our highest capacity card is currently 1 gigabyte. From time to time our competitors have introduced products for which they have claimed high, sustained write speeds. If we are unable to design and manufacture products that are technologically superior to those of our competitors or if we lose our status as a brand preferred by professional photographers, we will be unable to achieve a premium price for our products. If this were to occur, our revenues and gross margins would likely decline significantly.

Our products are characterized by average selling prices that have historically declined over relatively short time periods. If we are unable to effectively manage our inventories, reduce our costs, introduce new products with higher average selling prices or increase our sales volumes, our gross margins will continue to be negatively impacted.

Although consumers have recently begun to purchase digital cameras in volume, they still exert pressure on digital camera manufacturers and on us to lower prices of digital photography products, like our digital film, to prices comparable to those of traditional photography products. Our competitors also impose pricing pressures on us. In addition, because a large percentage of our sales are to a small number of customers that are primarily retail consumer chains, distributors and large original equipment manufacturers, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. In 2000, 2001 and in the first quarter of 2002, we significantly reduced the prices of many of our digital photography products, and may need to do so in the future to remain competitive. Any reduction in prices by us will negatively impact our gross margins, unless we can manage our internal and channel inventories to minimize such price declines and reduce our costs. In addition, some customers have requested that we sell our digital film to them on a consignment basis. If we agree to such arrangements, we will have to carry higher levels of inventory. If we are unable to reduce our costs to offset declines in average selling prices or increase the sales volume of our existing products, our gross margins will be adversely affected. We anticipate that our average selling prices will continue to decline with the average price declines potentially moderating in the second half of 2002.

Because we protect many of our retail customers and distributors against the effects of price decreases on their inventories of our products, we may continue to incur large price protection charges if we reduce our prices when there are large quantities of our products in our distribution channel.

More than half of our product sales in 2001 were made through distributors and retailers to which we have provided price protection. In the first quarter of 2002, we incurred approximately $1.5 million in price protection charges, and we anticipate that we will continue to incur price protection charges in 2002 due to competitive pricing pressures. If our price protection reserves are insufficient or we are not able to estimate future charges, our revenues and gross margins would be adversely affected in future periods.

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

If our customers elect to compete with us in the digital film market, our revenues would likely decline.

We now sell our CompactFlash controllers. Other companies, including our customers, could use our controllers to manufacture CompactFlash products. Many of these customers are large companies that have longer operating histories and greater brand recognition, greater access to flash memory, substantially greater financial, technical, marketing and other resources and longer standing relationships with customers. If these companies were to choose to compete directly with us in the digital film market, our revenues would likely decline.

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

Because we have a limited operating history and because we operate in a new and rapidly evolving market, it may be difficult to assess our business and future prospects.

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

As a result of the supply agreement we entered into with Samsung in April 2001, it has become our primary supplier of flash memory, which is the primary component of our digital film. We expect that the demand for flash memory over the next several years will be substantially greater than in past periods due to the increasing acceptance of digital cameras and other digital consumer products. If we are unable to obtain sufficient quantities of flash memory from Samsung or, if necessary, from another flash memory supplier in a timely manner, we would not be able to manufacture and deliver flash memory products to satisfy our customers’ requirements. In addition, if Samsung is unable to ensure that its flash memory is technologically and price competitive, we may also be unable to satisfy our customers’ requirements. As one example, Samsung is emphasizing smaller flash geometries over multi-level cell technology. If multi- level cell technology can be manufactured in volume at high yields, it could offer significant cost advantages over single-level cell technologies. If we are unable to satisfy the requirements of our customers, they may reduce any future orders or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. Because we will likely obtain most of our flash memory from Samsung for the foreseeable future, our relationships with other flash suppliers may not be as strong as they had been in the past. Other flash suppliers may not be able to supply our flash memory needs if we cannot obtain adequate supplies from Samsung. Even if we are able to obtain flash memory in sufficient volume and on schedules that permit us to satisfy our delivery requirements, we cannot assure you that the prices charged by these suppliers will enable us to compete effectively in our market. Samsung and many other potential suppliers of flash memory are located in Asia, a region that has been, and in the future may be, affected by economic and political instability that could adversely affect the price and supply of flash memory. If we are unable to obtain flash memory at economical prices, our margins would decline unless we could raise the prices of our products in a commensurate manner. The existing competitive conditions may not permit us to do so, in which case we may suffer increased losses or reduced profits.

We distribute our products into international markets. If we are unable to anticipate demand and pricing of our products in those regions or if we are unable to effectively manage the distributor channels and relationships in those regions, our operating results will be harmed and our stock price will likely decline.

If we are unable to accurately anticipate demand and pricing of products in international markets, or if we cannot work effectively with our distribution partners to create demand, develop effective marketing programs, manage inventory levels and collect receivables in a timely fashion, our operating results will be harmed and our stock price will likely decline.

If we are unable to generate increased revenue from licensing our controller technology for application in other products and selling our controllers on a stand-alone basis to third parties, our gross margins may be negatively impacted and we will have difficulty achieving or sustaining profitability.

We have historically derived the substantial majority of our revenues from the sale of our digital film and connectivity products. We believe, however, that our future growth and ability to become profitable may depend on our ability to license our proprietary controller technology for use in new digital photography applications or applications in other markets, such as music and video, and to generate increased revenues from the sales of our controllers. If we fail to generate significant licensing revenues from these activities or increase the revenues we derive from our controller sales, we may not grow our revenues and margins as planned and we may have difficulty achieving or sustaining profitability.

We depend on a few key customers and the loss of any of them could significantly reduce our revenues.

Historically, a small number of our customers have accounted for a significant portion of our revenues. During the first quarter of 2002, sales to the ten customers from which we received the greatest revenues accounted for approximately 70.8% of our gross revenues. Our revenues could decline if one or more of these customers were to significantly reduce, delay or cancel their orders, decide to purchase digital film manufactured by one of our competitors, develop and manufacture their own digital film or cease operations due to the downturn in the global economy or otherwise. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, would also reduce our revenues. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

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

In recent quarters, we have begun to sell a greater percentage of our digital film products to retailers, most notably CompUSA, Dixons, Ritz and Wal-Mart, rather than through original equipment manufacturer and distributor channels. Because we expect to continue to increase the portion of our products that we sell to retailers, we are subject to many risks, including the following:

•	loss of market share if the retailers that carry our products do not grow as quickly and sell as many digital film products as the retailers that carry the digital film products of our competitors;

•	product returns could increase as a result of our strategic interest in assisting retailers in balancing their inventories;

•	reduced ability to forecast sales;

•	reduction of gross margins, delays in collecting receivables and increased inventory levels due to the increasing tendency for some retailers to require products on a consignment basis;

•	retailers may emphasize our competitors’ products over our products, or decline to carry our products; and

•	continued downward pricing pressure in the retail channel has and could continue to necessitate price protection of the inventories of our products that many of our customers carry.

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

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and other methods to protect our proprietary technologies. We have been granted patents in the United States and other countries and have a number of pending United States and foreign patent applications. We cannot assure you, however, that:

•	any of our existing or future patents will not be invalidated;

•	patents will be issued for any of our pending applications;

•	any claims allowed from existing or pending patents will have sufficient scope or strength; or

•	our patents will be issued in the primary countries where our products are sold.

It may also be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents.

We are involved in intellectual property litigation, and may become involved in additional litigation that could divert management’s time and attention, be time-consuming and expensive to defend and limit our access to important technology.

We have become a party to litigation with third parties to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. These lawsuits could subject us to significant liability for damages or invalidate our proprietary rights. For example, in the fourth quarter of 2000, we entered into a settlement agreement with our primary competitor, SanDisk Corporation, under which we agreed to remit to SanDisk $6.0 million in net payments and make certain royalty payments to SanDisk. Any future lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling products or using technology that contain the allegedly infringing intellectual property;

•	attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all; and

•	attempt to redesign those products that contain the allegedly infringing intellectual property.

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

We do not own or operate a semiconductor fabrication facility. Instead, we rely on a single outside foundry, United Microelectronics Corporation, or UMC, of Taiwan to produce all of our controller products. Our reliance on an independent foundry involves a number of significant risks, including:

•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

•	lack of guaranteed production capacity or product supply; and

•	unavailability of, or delayed access to, next-generation or key process technologies.

We do not have a long-term supply agreement with UMC and instead obtain manufacturing services on a purchase order basis. UMC has no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of UMC, and UMC may reallocate capacity to other customers on short notice, even during periods of high demand for our products. If UMC were to become unable or unwilling to continue manufacturing our controllers in the required volumes, at acceptable quality, yields and prices, and in a timely manner, we might not be able to meet customer demand for our products, which could limit the growth and success of our business. Although we have attempted to diversify our sources of controllers by qualifying TSMC and others, we cannot assure you that they will have sufficient capacity to accommodate our demand at any particular time.

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

We believe that brand recognition will be important to our ability to be successful as the digital photography market develops. We plan to continue to invest in marketing programs to create and maintain prominent brand awareness. If we fail to promote our brand successfully, or the expenses associated with doing so become increasingly high, our business may not grow as we anticipate. In addition, if our products exhibit poor performance or other defects, our brand may be adversely affected, which would inhibit our ability to attract or retain customers.

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

Sales outside of the United States accounted for 25.6% of our net revenues for the quarter ended March 31, 2002. We generated a majority of our international revenues from licensing agreements in Asia and product sales in Europe and Asia. The European and Asian markets are intensely competitive. One of our principal growth strategies is to expand our presence in this and other international markets both through increased international sales and strategic relationships. We also anticipate conducting transactions in the euro, and are expanding distribution of our products into Latin America. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our net revenues in future periods. Accordingly, we are subject to international risks, including:

•	foreign currency exchange fluctuations;

•	political and economic instability, particularly in light of recent economic volatility encountered by Japan;

•	delays in meeting customer commitments due to difficulties associated with managing an international distribution system;

•	increased time to collect receivables caused by slower payment practices that are common in many international markets, particularly in Latin America;

•	difficulties associated with managing export licenses, tariffs and other regulatory issues pertaining to international trade;

•	increased effort and costs associated with the protection of our intellectual property in foreign countries;

•	natural disasters, political uncertainties and changing regulator environments in foreign countries; and

•	difficulties in hiring and managing employees in foreign countries.

The sales of our products are denominated primarily in United States dollars. As a result, increases in the value of the United States dollar relative to foreign currencies could cause our products to become less competitive in international markets and could result in a reduction in sales and profitability. We have product sales denominated in British pounds, Euros and other European currencies, as well as the Japanese yen. In addition, we anticipate having some sales in Latin American currencies in 2002. To the extent our prices are denominated in foreign currencies, particularly the British pound and Japanese yen, we will be exposed to increased risks of currency fluctuations. We currently have no hedging policies in place to mitigate these potential risks, and we cannot assure you that any policies or techniques implemented in the future will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations.

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

We currently depend on sales of digital film and connectivity products for substantially all of our revenues, which exposes us to substantial risk in the event the digital photography market does not grow rapidly. The digital photography market is in an early stage of development and is rapidly evolving. The success of this market depends on many factors, including:

•	the ability of digital cameras to take high-quality photographs;

•	the availability of digital cameras at prices and with performance characteristics comparable to traditional cameras;

•	the availability of digital film that meet users’ requirements with respect to price, speed, connectivity, capacity and compatibility;

•	the speed at which digital cameras are able to take successive photographs;

•	the ease with which digital files can be transferred to a personal computer or printer;

•	the availability of digital image prints comparable in quality and price to traditional photographs; and

•	market conditions in the industry and the economy as a whole.

In addition to the above factors related to the digital photography market as a whole, we believe the following additional factors will affect the successful adoption of digital photography by consumers:

•	marketing campaigns that increase brand awareness in end-user markets, both domestically and internationally;

•	increased association between brand names and attractive price and performance characteristics; and

•	heightened consumer confidence in digital photography technology.

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

Our primary competitors are companies that sell digital film into the consumer and original equipment manufacturer digital film markets. These companies are primarily manufacturers with both controller and flash memory capabilities, such as Hitachi, SanDisk and Toshiba. SanDisk and Toshiba now jointly develop and manufacture high-performance flash memory. Because flash memory represents a significant portion of the cost of digital film, SanDisk may have a competitive advantage in that it will have access to high-capacity flash memory at prices that may be substantially below the prices that Samsung will charge.

We also compete with manufacturers, package or card assemblers and resellers that combine controllers and flash memory developed by others, such as Hitachi, into flash memory cards, including Dane-Elec Manufacturing, Kingston Technology, PNY, Ritek, Simple Technology, Smart Modular Technologies, Sony Corporation, Viking and many others. Additionally, Hitachi and Samsung, as well as flash controller developers such as Solid State System Co. Ltd. (3-S) compete with our controller and card sales.

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

Our revenues and our ability to achieve and sustain profitability depends significantly on the overall demand for digital film and related products. Our customers’ decisions to purchase our products are largely discretionary. The slowdown in the U.S. and global economy may cause customers to defer or alter purchasing decisions, and accordingly could reduce demand for our products. Softening demand for these products caused by worsening economic conditions has resulted, and may continue to result, in decreased revenues in the future. As a result, there is uncertainty with respect to our expected revenues for the balance of 2002, and further delays or reductions in spending on digital film and related products could have a material adverse effect on our revenues and operating results.

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

The trading price of our common stock has fluctuated significantly since our initial public offering in August 2000 and is significantly below the original offering price of $8 per share. An active public market for our common stock may not be sustained in the future. Many factors could cause the market price of our common stock to fluctuate, including:

•	variations in our quarterly operating results;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new products or new pricing policies by us or by our competitors;

•	departure of key personnel;

•	the gain or loss of significant orders or customers;

•	changes in the estimates of our operating performance or changes in recommendations by securities analysts; and

•	market conditions in our industry and the economy as a whole.

In addition, stocks of technology companies have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to these companies’ operating performance. Public announcements by companies in our industry concerning, among other things, their performance, accounting practices or legal problems could cause fluctuations in the market for stocks of these companies. These fluctuations could lower the market price of our common stock regardless of our actual operating performance.

In the past, securities class action litigation has often been brought against a company following a period of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources, which could harm our operating results and our business.

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

Item 3.     Quantitative and Qualitative Disclosures Regarding Market Risk.

Foreign currency risk.    We sell our products primarily to customers in the U.S. and, to a lesser extent, Japan, Europe and Canada. Most of our sales are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our sales will be denominated in British pounds, the Japanese yen and possibly the euro and Latin American currencies. As a result, it is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar rises in comparison to the local currency, which may make it more difficult to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Approximately 25.6% of our net revenues for the three months ended March 31, 2002 were derived from countries other than the United States. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. In addition, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. These risks could become more significant if we expand business outside the U.S. or if we increase sales in non-U.S. dollar denominated currencies.

Interest rate risk.    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. The risk associated with fluctuating interest expense is limited to the exposure related to those debt instruments and credit facilities that are tied to market rates. At March 31, 2002 we had no outstanding debt instruments that were tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk and market risk. We plan to mitigate default risk by investing in investment-grade securities. We have historically invested in investment-grade, short-term securities that we have held until maturity to limit our market risk.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings.

There were no material developments in our outstanding material litigation during the first quarter of fiscal 2002.

Item 2.     Changes in Securities and Use of Proceeds.

On January 28, 2002, we issued 138,692 shares of our common stock as a result of the net exercise of a warrant to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $1.26 per share. These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exception provided by Section 4(2) of the Securities Act promulgated thereunder for transactions by an issuer not involving a public offering.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K.

A.    Exhibit

EXHIBIT NUMBER		EXHIBIT
10.1		Confidential Agreement and General Release of Claims, dated as of September 10, 2001, by and between Lexar Media, Inc. and Ronald H. Bissinger

10.2	*	Patent License Agreement, dated as of March 23, 2002, by and between Lexar Media, Inc. and Samsung Electronics Co., Ltd.

10.3		Termination of Patent License Agreement, dated as of March 23, 2002, by and between Lexar Media, Inc. and Samsung Electronics Co., Ltd.

*	Confidential treatment has been requested for portions of this agreement.

B.    Reports on Form 8-K

No reports were filed on Form 8-K for the quarter ended March 31, 2002.

INDEX TO EXHIBITS

EXHIBIT NUMBER		EXHIBIT
10.1		Confidential Agreement and General Release of Claims, dated as of September 10, 2001, by and between Lexar Media, Inc. and Ronald H. Bissinger

10.2	*	Patent License Agreement, dated as of March 23, 2002, by and between Lexar Media, Inc. and Samsung Electronics Co., Ltd.

10.3		Termination of Patent License Agreement, dated as of March 23, 2002, by and between Lexar Media, Inc. and Samsung Electronics Co., Ltd.

* Confidential treatment has been requested for portions of this agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEXAR MEDIA, INC.

/s/ MICHAEL J. PEREZ
Michael J. Perez Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:    May 15, 2002