Form 10-Q/A
period 2002-03-31
LEXAR MEDIA INC
filed 2002-07-19
CIK 1058289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-31103

LEXAR MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0723123
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

47421 Bayside Parkway
Fremont, CA 94538
(Address of Principal Executive Offices, including Zip Code)

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

LEXAR MEDIA, INC.

FORM 10-Q

		Page
PART II – OTHER INFORMATION
Item 6	Exhibits and Reports on Form 8-K	1
SIGNATURES		2

EXPLANATORY NOTE

The sole purpose of this Form 10-Q/A is to file a revised version of exhibit 10.2 to the Registrant’s Form 10-Q, which was originally filed with the Securities and Exchange Commission on May 15, 2002. No changes have been made to the text of the Form 10-Q other than to Item 6 (Exhibits and Reports on Form 8-K).

i

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.

EXHIBIT NUMBER	EXHIBIT TITLE
10.1*	Confidential Agreement and General Release of Claims, dated as of September 10, 2001, by and between Lexar Media, Inc. and Ronald H. Bissinger

10.2†	Patent License Agreement, dated as of March 23, 2002, by and between Lexar Media, Inc. and Samsung Electronics Co., Ltd.

10.3*	Termination of Patent License Agreement, dated as of March 23, 2002, by and between Lexar Media, Inc. and Samsung Electronics Co., Ltd.

*   Previously filed.
†  Confidential treatment has been granted with respect to certain information contained in this document. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.

(b)  Reports on Form 8-K.

No reports were filed on Form 8-K for the quarter ended March 31, 2002.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

LEXAR MEDIA, INC. (Registrant)

Dated: July 18, 2002

/s/ MICHAEL J. PEREZ Michael J. Perez, Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

2

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
10.1*	Confidential Agreement and General Release of Claims, dated as of September 10, 2001, by and between Lexar Media, Inc. and Ronald H. Bissinger

10.2†	Patent License Agreement, dated as of March 23, 2002, by and between Lexar Media, Inc. and Samsung Electronics Co., Ltd.

10.3*	Termination of Patent License Agreement, dated as of March 23, 2002, by and between Lexar Media, Inc. and Samsung Electronics Co., Ltd.

*   Previously filed.
†  Confidential treatment has been granted with respect to certain information contained in this document. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.