Form 10-Q
period 2002-06-30
LEXAR MEDIA INC
filed 2002-08-14
CIK 1058289

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 000-31103

LEXAR MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0723123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47421 Bayside Parkway Fremont, California	94538
(Address of principal executive offices)	(Zip Code)

(510) 413-1200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Number of shares of common stock outstanding as of August 2, 2002: 59,743,859

LEXAR MEDIA, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

PART I — FINANCIAL INFORMATION

1.	Financial Statements

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $2,333 as of June 30, 2002 and December 31, 2001)	$31,223	$10,989
Accounts receivable, net	26,001	14,188
Inventories	9,978	6,827
Prepaid expenses and other current assets	1,779	1,074

Total current assets	68,981	33,078
Property and equipment, net	2,841	2,341
Intangible and other assets, net	539	1,033

Total assets	$72,361	$36,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,733	$12,245
Accrued liabilities	6,824	7,813
Deferred revenue	20,594	6,033
Notes payable to stockholders	—	168
Notes payable	10,092	2,237

Total current liabilities	55,243	28,496
Deferred revenue	13,379	1,748
Notes payable, net	179	—

Total liabilities	68,801	30,244
Stockholders’ equity:
Common stock, $0.0001 par value:
200,000,000 shares authorized; 59,474,693 and 59,759,518 shares issued and outstanding	6	6
Additional paid-in capital	145,467	147,609
Unearned stock-based compensation	(1,052)	(1,969)
Notes receivable from stockholders	(1,229)	(3,453)
Accumulated deficit	(139,464)	(135,856)
Accumulated other comprehensive loss	(168)	(129)

Total stockholders’ equity	3,560	6,208

Total liabilities and stockholders’ equity	$72,361	$36,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net revenues:
Product revenues	$29,341	$13,579	$54,242	$29,551
License and royalty revenues	4,614	3,760	8,527	4,009

Total net revenues	33,955	17,339	62,769	33,560
Cost of product revenues (excludes stock-based compensation of $10, $23, $22, and $51)	25,191	17,946	45,868	40,118

Gross margin	8,764	(607)	16,901	(6,558)

Operating expenses:
Research and development (excludes stock-based compensation of $182, $188, $402 and $706)	1,212	1,612	2,478	3,206
Sales and marketing (excludes stock-based compensation of $15, $(49), $32 and $145)	3,757	5,324	7,444	11,985
General and administrative (excludes stock-based compensation of $207, $256, $458 and $1,013)	2,339	3,871	4,376	7,671
Goodwill impairment	—	—	—	2,854
Restructuring charge	—	2,086	—	2,086
Stock-based compensation	414	418	914	1,915

Total operating expenses	7,722	13,311	15,212	29,717

Income (loss) from operations	1,042	(13,918)	1,689	(36,275)
Other income (expense):
Interest and other expense	(216)	(1,974)	(456)	(3,356)
Interest and other income	117	276	196	715
Foreign exchange gain (loss)	372	(222)	214	(393)

Total other income (expense)	273	(1,920)	(46)	(3,034)

Income (loss) before income taxes	1,315	(15,838)	1,643	(39,309)
Income taxes	—	1,600	5,251	1,600

Net income (loss)	$1,315	$(17,438)	$(3,608)	$(40,909)

Net income (loss) per common share:
Basic	$0.02	$(0.30)	$(0.06)	$(0.71)

Diluted	$0.02	$(0.30)	$(0.06)	$(0.71)

Shares used in net income (loss) per common share calculation:
Basic	59,112	57,864	59,207	57,595

Diluted	66,919	57,864	59,207	57,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(3,608)	$(40,909)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	599	1,081
Goodwill impairment	—	2,854
Restructuring charge	—	2,086
Amortization of stock-based compensation	914	1,915
Imputed and other non-cash interest	4	2,724
Change in operating assets and liabilities:
Accounts receivable, net	(11,813)	(4,244)
Inventory	(3,151)	18,236
Prepaid expenses and other assets	(696)	428
Accounts payable and accrued liabilities	4,499	1,447
Deferred revenue	26,172	6,632

Net cash provided by (used in) operating activities	12,920	(7,750)

Cash flows from investing activities:
Purchase of property and equipment	(1,079)	(728)
Proceeds from sale of short-term investments	—	19,987

Net cash (used in) provided by investing activities	(1,079)	19,259

Cash flows from financing activities:
Issuance of stock under employee stock purchase plan	163	167
Exercise of stock options and warrants	240	45
Repayment of notes payable	(12,703)	(6,425)
Proceeds from notes payable	20,565	—
Repayment of notes receivable from stockholders	167	—
Repurchase of stock	—	(8)

Net cash provided by (used in) financing activities	8,432	(6,221)

Effect of exchange rates on cash and cash equivalents	(39)	(2)

Net increase in cash and cash equivalents	20,234	5,286
Cash and cash equivalents at beginning of period	10,989	8,755

Cash and cash equivalents at end of period	$31,223	$14,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The results of our operations for the three and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for any other future period, including the full fiscal year.

Note 2—Summary of Selected Accounting Policies

Revenue recognition

Our customers include distributors, retailers, original equipment manufacturers and end users. Certain customers have return and price protection rights. We recognize revenue where there is a contract or purchase order, upon shipment or delivery depending on the terms of sale, and where collectibility of the resulting receivable is reasonably assured. We provide for estimated future returns and price protection based on historical experience at the time revenue is recognized. At the time of sale, we also provide for the estimated costs of meeting product warranty obligations. For certain customers where we are unable to reasonably estimate the level of returns or where the customers do not take title to the product on delivery, revenues and the costs of revenues are deferred until these customers have sold the product to their customers. We recognize royalty and license revenues ratably over the term of the agreement when the amounts are fixed and future obligations are insignificant. When amounts are based on volume of products sold that incorporate our technology, revenue is recognized when earned.

Deferred taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes, which involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences have resulted in net deferred tax assets. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income and we currently provide a full valuation allowance against our deferred tax assets. In the event we were to determine it is more likely than not that we are able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Recent accounting developments

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer and is a codification of

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EITF No. 00-14, “Accounting for Certain Sales Incentives,” EITF No. 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future,” and EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” Our gross margins for the three and six months ended June 30, 2002 reflect the implementation of EITF 01-09 and EITF 00-25. The effect of these changes was a reduction of approximately 4 percentage points in our product gross margins in the second quarter of 2002, from 18% to 14%. The effect of these changes was a reduction of approximately 3 percentage points in our product gross margins for the six months ended 2002, from 18% to 15%. There was no impact on our income before income taxes or our net income (loss) for the periods. We determined that it was impracticable to gather the data required to restate the impact of these consensuses on the second quarter and first six months of 2001, had they been in place at that time.

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), on January 1, 2002. The application of this pronouncement modified the accounting for goodwill and intangibles, which included the cessation of amortizing capitalized goodwill and certain intangible assets.

The following table reflects the unaudited loss and net loss per share information reported for the three month and six month periods ended June 30, 2001 prior to the adoption of FAS 142:
	Three months ended June 30, 2001	Six months ended June 30, 2001
	(in thousands, except per share data)
Net loss	$(17,438)	$(40,909)
Net loss per common share—basic and diluted	$(0.30)	$(0.71)

The following table reflects the unaudited loss and net loss per share information reported for the three month and six month periods ended June 30, 2001 excluding the amortization of capitalized goodwill.
Add: Amortization Expense	$68	$322
Net loss	$(17,370)	$(40,587)
Net loss per common share—basic and diluted	$(0.30)	$(0.70)

In June 2002, the Financial Accounting Standards Board “FASB” issued SFAS No. 146, “Accounting for Exit or Disposal Activities’” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and handling costs

Shipping and handling costs associated with our product revenues are included in sales and marketing expenses in our condensed consolidated statements of operations. These costs were $0.7 million and $0.5 million for the three months ended June 30, 2002 and June 30, 2001, respectively, and $1.3 million and $1.0 million for the six months ended June 30, 2002 and June 30, 2001, respectively.

Note 3—Balance Sheet Detail (in thousands)

	June 30, 2002	December 31, 2001
Inventories:
Raw materials	$2,467	$1,305
Controllers	753	510
Flash memory products	6,021	4,129
Ancillary products	737	883

	$9,978	$6,827

Note 4—Deferred Revenue and Income Taxes

In March 2002, we entered into a new licensing relationship with Samsung Electronics Corp. that renewed and extended the prior license. Under this new agreement, Samsung prepaid the remaining fixed royalties owed under the prior agreement and paid additional licensing fees for expanded rights to license our proprietary technology. The entire prepayment of licensing fees was subject to foreign income tax that was withheld at the time of the prepayment. This tax, in the amount of $5.2 million, is recoverable only as credit against federal income taxes. Due to the uncertainty of the recoverability, the entire amount has been reflected as income tax expense in the first quarter of 2002. Accordingly, as these deferred license fees are being amortized into revenues over the next two years, there will be no related foreign income tax expense. License and royalty fees recognized in the three months ended June 30, 2002, includes $4.0 million for which the related foreign income tax expense of approximately $0.7 million for foreign taxes withheld was recognized in the first quarter of 2002. License and royalty fees recognized in the six months ended June 30, 2002 include $4.1 million for which the related foreign income tax expense of $0.7 million for foreign taxes withheld was recognized in 2001. Income tax expense of $1.6 million in the three and six month periods ended June 30, 2001 represents foreign tax withholdings related to license and royalty fees received during those periods. Of the $1.6 million, approximately $1.0 million related to license and royalty revenues which was deferred at June 30, 2001.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Net Income (Loss) Per Common Share (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Numerator:
Net income (loss) for basic and diluted net income (loss) per share	$1,315	$(17,438)	$(3,608)	$(40,909)

Denominator for basic net income (loss) per common share:
Weighted average common shares outstanding	59,697	60,256	59,849	60,225
Weighted average common shares subject to repurchase	(585)	(2,392)	(642)	(2,630)

Denominator for basic net income (loss) per share	59,112	57,864	59,207	57,595

Basic net income (loss) per common share	$0.02	$(0.30)	$(0.06)	$(0.71)

Denominator for diluted net income (loss) per common share:
Denominator for basic net income (loss) per share	59,112	57,864	59,207	57,595
Incremental common shares attributable to exercise of outstanding stock options and warrants (assuming proceeds would be used to purchase common stock)	7,222	—	—	—
Incremental common shares attributable to common shares subject to repurchase	585	—	—	—

Denominator for diluted net income (loss) per common share	66,919	57,864	59,207	57,595

Diluted net income (loss) per common share	$0.02	$(0.30)	$(0.06)	$(0.71)

The securities listed below have not been included in the computations of diluted net income (loss) per share for the three and six-month periods ended June 30, 2002 and 2001 because the inclusion of these securities would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Common stock issuable upon exercise of outstanding warrants	886	2,353	2,353	2,353
Common stock issuable upon exercise of outstanding options	2,430	9,612	12,520	9,612
Common stock subject to repurchase	—	1,915	548	1,915

Note 6—Related Party Transactions

During the second quarter of 2002, four individuals, including three Section 16 officers, our President and Chief Executive Officer, our Executive Vice President, Engineering and Chief Technology Officer and our Chairman of the Board of Directors, repaid an aggregate of $2.5 million in outstanding principal and interest due under promissory notes held by us related to stock options and other receivables from stockholders by tendering to us an aggregate of 825,116 shares of our common stock. The stock was valued at the fair market value on the date each individual tendered his shares, which ranged from $3.00 to $3.11 per share. The weighted average value was $3.08 per share.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Restructuring

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

A summary of the restructuring costs is outlined as follows (in thousands):

	Accrued Balance at December 31, 2001	Cash Payments	Non-cash Charges (Credits)	Accrued Balance at June 30, 2002
Reduction in workforce	$415	$(226)	$—	$189
Excess facilities and related costs	298	(32)	—	266
Asset write-offs and other	63	(56)	—	7

	$776	$(314)	$—	$462

Final expenditures relating to workforce reductions and termination agreements will be paid in the last half of 2002. We expect to pay amounts related to excess facilities and related costs over the terms of the related leases through 2004. Accrued restructuring costs are included in the accrued liabilities in the balance sheet.

Note 8—Comprehensive Income (Loss)

Other comprehensive loss for the three and six month periods ended June 30, 2002 was $33,000 and $39,000, respectively. Other comprehensive income for the three month period ended June 30, 2001 was $6,000 and other comprehensive loss for the six month period ended June 30, 2001 was $2,000. These amounts were attributable to the effects of foreign currency translation. There was no other comprehensive income or loss during these periods.

Note 9—Notes Payable

In September 2001, we established an asset based credit facility with Greater Bay Bank. Under this facility, as amended, we can draw up to $15.0 million to the extent that we have eligible receivables. At June 30, 2002, the balance outstanding under this facility was $7.1 million. The facility bears interest at an annual rate of prime plus 4.5% of the gross amount financed, has a term of one year, and is renewable from year to year thereafter. Either party can terminate the facility, at any time, upon 30 days notice.

During the second quarter of 2002, we commenced selling certain receivables denominated in Japanese yen. The receivables are sold based upon a 1.375% discounted annual rate and are guaranteed by us only in the case of bankruptcy by the creditor. Due to the guarantee, we have included the $2.7 million balance outstanding at June 30, 2002 in accounts receivable and in notes payable in the condensed consolidated balance sheet at June 30, 2002.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Supplemental Cash Flow Information (in thousands, except share and per share data)

	Six Months Ended June 30,
	2002	2001
Supplemental disclosure of non-cash financing and investing activities:
Issuance of 138,692 shares of common stock in 2002 upon net exercise of 250,000 warrants at $1.26 per share	$—	$—
Settlement of interest and notes receivable from stockholders with 825,116 shares of common stock	$2,543	$—
Re-pricing of warrants in connection with amended credit facility agreement	$—	$792
Repurchase of common stock by cancellation of notes receivable	$—	$300
Issuance of warrants in connection with license and royalty agreement	$—	$206

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

Overview

We design, develop and market high-performance flash memory cards which we market as digital film as well as connectivity products for the digital photography market and for other markets utilizing portable digital storage media, including floppy disk replacement. Our digital film allows customers to capture digital images and download them quickly to a personal computer for editing, distributing and printing. We also license our proprietary controller technology and sell our controllers to other manufacturers of flash storage media to address markets adjacent to digital photography.

Our broad line of high-performance digital film offers removable and reusable storage devices that capture images from a digital camera. Digital film and storage media sales comprised 81.2% of our gross revenues for the first six months of 2002. Our digital film is compatible with substantially all digital cameras, including those manufactured by Agfa, Canon, Casio, Epson, Fuji, Hewlett-Packard, Kodak, Konica, Minolta, Nikon, Olympus, Polaroid, Ricoh, Sony and Yashica. We offer digital film in a variety of speeds and capacities in the three primary media formats currently used by digital cameras: CompactFlash, SmartMedia and Memory Stick. We also offer digital film in the MultiMedia Card and Secure Digital Card formats, which are flash memory products used in digital cameras, as well as in other electronic applications. Our CompactFlash digital film combines flash memory from leading suppliers with our patented technology to address the needs of professional, commercial and consumer photographers.

Our digital film reader/writers are products that facilitate the transfer of digital images to personal computers and other devices without a direct connection to the digital camera. Our JumpShot cable connects the universal serial bus, or USB port, to our USB-enabled CompactFlash digital film to quickly and easily transfer images. In addition, we recently introduced JumpDrive™, a new high-speed portable USB flash drive for consumers that serves a variety of uses including floppy disk replacement.

In addition, our flash memory controller technology can be applied to a variety of consumer electronic applications such as digital music players, laptop computers, personal digital assistants, telecommunication and network devices and digital video recorders. In order to extend our technology into these markets we have selectively licensed our products and technology to third parties. For example, during 2001, we entered into supply and/or license agreements with Smart Modular and more recently with InterWorks, a business unit of the Sanmina-SCI Modular Solutions Division. We agreed to supply ATA flash controllers for InterWorks’ flash-based storage products. InterWorks and Sanmina-SCI will integrate our high-performance controller into their business sectors such as data communications, telecommunications, industrial, computing and embedded markets. Also, in 2000, we entered into an agreement with Sony to combine our proprietary controller technology with their Memory Stick media format and include the Memory Stick as one of our digital film products. The Memory Stick is used in a wide variety of consumer electronic products, including camcorders, personal computers, portable music players, cameras and video recorders.

In March 2002, we terminated our prior license agreement with Samsung and executed a new license agreement that renewed and extended the prior license. Under this new agreement, Samsung prepaid fixed royalties due under the prior license agreement at a 5% discount rate. Samsung also paid additional licensing fees for expanded rights to license our technology. We also have an agreement with Samsung under which it has become our primary supplier of flash memory.

Revenues.    We generate revenues primarily from the sale of digital film and connectivity products to end-users through mass market, photo and original equipment manufacturer channels. In 2000, we began generating revenues from the licensing of our technology to Sony. In 2001, we began generating licensing revenues under license agreements with Samsung and Olympus. During the second quarter of 2002 we increased our presence in the mass market channel significantly by adding approximately 10,000 retail storefronts worldwide. We also generate revenues from the sales of our controllers to flash storage manufacturers.

We sell products to distributors, retailers, original equipment manufacturers and end users. Certain customers have return rights. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. At the time revenue is recorded, we record estimated reductions to product revenue based upon our historical experience, customer price protection programs and incentive offerings, including special pricing agreements, price protection, promotions and other volume-based incentives. In order to make such estimates we analyze historical returns, current economic conditions, customer demand and any relevant specific customer information. For certain customers where we are unable to reasonably estimate the level of returns or where the customers do not take title to the product on delivery, revenues and the costs of revenues are deferred until these customers have sold the product to their customers. Should our ability to estimate, based on these various factors, change, this could have a significant impact on our revenue recognition, potentially reducing revenue in the period of such change.

We have entered into agreements to sell our products to certain customers on a consignment basis. As of June 30, 2002, we had not implemented any consignment arrangements with any of our customers. However, we anticipate that in the third quarter we will begin implementing consignment arrangements with certain customers. We expect that as that a result of these arrangements, we will carry higher levels of inventory which will most likely result in additional operational costs including, but not limited to, insurance, inventory shrinkage, audit and accounting fees and property taxes.

We recognize royalty and license revenues ratably over the term of the agreement when the amounts are fixed and future obligations are insignificant. When amounts are based on the volume of products sold that incorporate our technology, revenue is recognized when earned.

A majority of our sales have been to a limited number of customers. Our top 10 customers accounted for 69.6% of our gross revenues for the six months ended June 30, 2002 and 63.8% of our gross revenues for the six months ended June 30, 2001. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for at least the next several years.

Domestic product sales account for the majority of our total net revenues. Product revenues in the United States represented 68.8% of our total net revenues for the six months ended June 30, 2002 and 65.1% of our total net revenues for the six months ended June 30, 2001.

Cost of Revenues.    Our cost of revenues consists primarily of materials costs, with flash memory accounting for a majority of those costs. We maintain relationships with key suppliers, which we believe will be able to provide us with sufficient quantities of flash memory for at least the next 12 months. We have an agreement with Samsung Electronics under which it has become our primary supplier of flash memory and has guaranteed that we will have access to a portion of its available production capacity. The price we have historically paid for flash memory has fluctuated considerably. For example, the price of flash memory decreased significantly in 2001 and began to stabilize in the first six months of 2002. We expect that there may be additional price declines during the remainder of 2002 as additional flash memory capacity becomes available. In addition, cost of revenues includes expenses related to materials procurement, inventory management, adjustments and manufacturing. As a result of our agreement with SanDisk, in the second quarter of 2001, we began incurring royalty expenses related to domestic sales of our CompactFlash digital film that utilizes our previous generation controller technology. We do not owe royalties on end user sales made outside of the U.S. or on digital film that includes our latest generation controller technology.

Research and Development.    Our research and development expenses include salaries and related expenses for research and development personnel, fees for outside consultants, patent costs and prototype development and materials costs. Research and development activities are primarily focused on developing the technology for new products and product enhancements as well as supporting existing products. We believe that continued investment in research and development is important to attain our strategic objectives. In the third quarter of 2002, we expect research and development expenses to moderately increase compared with our research and development expenses in the second quarter of 2002.

Sales and Marketing.    Our sales and marketing expenses include salaries and related expenses for sales and marketing personnel, advertising, customer service, technical support, distribution and travel and trade show expenses. In the third quarter of 2002, we expect sales and marketing expenses to be consistent with the second quarter of 2002 except for certain selling and marketing costs, such as sales commissions that generally fluctuate with the level of sales.

General and Administrative.    Our general and administrative expenses include salaries and related expenses for executive, administrative and operational personnel, fees for professional services and other corporate expenses. In the third quarter of 2002, we expect general and administrative expenses to increase as a result of increased litigation expenses that we expect to incur in our continuing efforts to protect our intellectual property. If litigation were filed against us, we expect that our general and administrative expenses would increase significantly beyond our current expectations.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition, including price protection, rebates and customer programs;

•	Valuation allowances and accrued liabilities, including sales returns and other allowances, the allowance for doubtful accounts, deferred tax valuation allowances and inventory write-downs.

Revenue Recognition

Product revenues

We derive our revenues primarily from product revenues, which include flash memory products, controllers and connectivity products. As discussed below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

We sell products to distributors, retailers, original equipment manufacturers and end users. Certain customers have return rights. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. At the time revenue is recorded, we record estimated reductions to product revenue based upon our historical experience, customer price protection programs and incentive offerings, including special pricing agreements, price protection, promotions and other volume-based incentives. In order to make such estimates we analyze historical returns, current economic conditions, customer demand and any relevant specific customer information. For certain customers where we are unable to reasonably estimate the level of returns or where the customers do not take title to the product on delivery, revenues and the costs of revenues are deferred until these customers have sold the product to their customers. Should our ability to estimate, based on these various factors, change, this could have a significant impact on our revenue recognition, potentially reducing revenue in the period of such change.

License and royalty revenues

We recognize license and royalty revenues ratably over the term of the agreement when the amounts are fixed and future obligations are insignificant. When amounts are based on the volume of products sold that incorporate our technology, revenue is recognized when earned.

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

Deferred tax valuation allowance

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes, which involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences have resulted in net deferred tax assets. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income and we currently provide a full valuation allowance against our deferred tax assets. In the event we were to determine it is more likely than not that we are able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

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

Our History of Losses

The three months ended June 30, 2002 was the first profitable quarter in our history. However, we have incurred significant losses to date. As of June 30, 2002, we had an accumulated deficit of approximately $139.5 million. We intend to continue to expend significant financial and management resources on developing additional products and services, improving our technologies, protecting our intellectual property and meeting increased working capital needs. As a result, we may not be able to sustain profitability and we expect to incur negative operating cash flows during the remainder of 2002. In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily indicative of our future growth.

Results of Operations

The following table sets forth our statement of operations data expressed as a percentage of net sales for the periods indicated:

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net revenues:
Product revenues	86.4%	78.3%	86.4%	88.1%
License and royalty revenues	13.6%	21.7%	13.6%	11.9%

Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of product revenues	74.2%	103.5%	73.1%	119.5%

Gross margin	25.8%	(3.5)%	26.9%	(19.5)%

Operating expenses:
Research and development	3.6%	9.3%	3.9%	9.6%
Sales and marketing	11.0%	30.7%	11.9%	35.7%
General and administrative	6.9%	22.3%	7.0%	22.9%
Goodwill impairment	—	—	—	8.5%
Restructuring charge	—	12.1%	—	6.2%
Stock-based compensation	1.2%	2.4%	1.4%	5.7%

Total operating expenses	22.7%	76.8%	24.2%	88.6%

Income (loss) from operations	3.1%	(80.3)%	2.7%	(108.1)%
Other income and expense:
Interest and other expense	(0.6)%	(11.4)%	(0.7)%	(10.0)%
Interest and other income	0.3%	1.6%	0.3%	2.1%
Foreign exchange gain (loss)	1.1%	(1.3)%	0.3%	(1.1)%

Total other income and expense	0.8%	(11.1)%	(0.1)%	(9.0)%

Income (loss) before income taxes	3.9%	(91.4)%	2.6%	(117.1)%

Income taxes	0.0%	9.2%	8.4%	4.8%

Net income (loss)	3.9%	(100.6)%	(5.8)%	(121.9)%

Revenues

Total net revenues for the second quarter of 2002 increased approximately $16.6 million, or 95.8%, to $34.0 million from $17.3 million for the first quarter of 2001. Total net revenues for the six months ended June 30, 2002 increased approximately $29.2 million, or 87.0%, to $62.8 million from $33.6 million for the six months ended June 30, 2001.

Product revenues comprised 86.4% and 78.3% of total revenues for the second quarters of 2002 and 2001, respectively. Product revenues for the second quarter of 2002 increased approximately $15.8 million, or 116.1%, to $29.3 million from $13.6 million in the second quarter of 2001. Product revenues comprised 86.4% and 88.1% of total net revenues for the first six months of 2002 and 2001, respectively. Product revenues for the first six months of 2002 increased approximately $24.7 million, or 83.6%, to $54.2 million from $29.6 million for the first six months of 2001. The increase in product revenues for the comparative three and six month periods was primarily the result of significantly increased demand in the domestic retail channel that was partially offset by declining average selling prices. During the second quarter of 2002, we continued to see moderation in the rate of decline of average selling prices compared to the declines experienced during 2001. In the second quarter of 2002, we derived 74.1%, 13.9% and 11.6% of our product revenues from sales to customers in the United States, Europe and Japan, respectively. In the second quarter of 2001, we derived 65.2%, 20.9% and 12.3% of our product revenues from sales to customers in the United States, Europe and Japan, respectively. Two customers accounted for 14.0% and 12.5% of our gross product revenues in the second quarter of 2002. Two customers accounted for 20.6% and 11.1% of our gross product revenues in the second quarter of 2001. In the first six months of 2002, we derived product revenues of 79.6%, 11.6% and 8.3% from customers in the United States, Europe and Japan, respectively. In the first six months of 2001, we derived product revenues of 74.3%, 18.5% and 6.0% from customers in the United States, Europe and Japan, respectively. Two customers accounted for 17.5% and 15.4% of our gross product revenues in the first six months of 2002. Two customers accounted for 13.4% and 10.0% of our gross product revenues in the first six months of 2001.

License and royalty revenues comprised 13.6% and 21.7% of our total net revenues for the three months ended June 30, 2002 and 2001, respectively. License and royalty revenues for the second quarter of 2002 increased $0.8 million, or 22.7%, to $4.6 million from $3.8 million in the second quarter of 2001. The increase in license and royalty revenues was primarily the result of the license and royalty agreements that we entered into during the second half of 2001 and the first quarter of 2002. License and royalty revenues comprised 13.6% and 11.9% of total net revenues for the six months ended June 30, 2002 and 2001, respectively. License and royalty revenues for the first six months of 2002 increased $4.5 million, or 112.7%, to $8.5 million from $4.0 million in the first six months of 2001. The increase in license and royalty revenues was primarily the result of the license and royalty agreements that we entered into during the second half of 2001 and the first quarter of 2002.

Cost of product revenues

Cost of product revenues increased 40.4% to $25.2 million for the second quarter of 2002 from $17.9 million for the second quarter of 2001. Cost of product revenues increased 14.3% to $45.9 million for the first six months of 2002 from $40.1 million for the first six months of 2001. The increase in cost of product revenues for each of these periods was primarily a reflection of the increase in both the number of units and the average capacity of products manufactured and sold. These factors were partially offset by the significant decrease in the cost of flash memory compared to the cost in the comparable periods of 2001, and the benefits of improved inventory control and turnover compared to the comparable periods of 2001.

Gross margin

Gross margins for product revenues in the second quarter of 2002 increased to 14.1%, as compared to (32.2)% in the second quarter of 2001. Gross margins for product revenues in the first six months of 2002 increased to 15.4%, as compared to (35.8)% in the first six months of 2001. These increases were primarily the result of decreases in product costs, improved inventory control and turnover, moderation in the rate of decline of average selling prices and reductions in price protection charges. Implementation of EITF 00-25 and EITF 01-09 resulted in classification of certain revenue reductions that negatively impacted second quarter 2002 product margins by approximately 4 percentage points and negatively impacted product margins in the first six months of 2002 by approximately 3 percentage points.

Operating expenses

Research and Development.    For the second quarter of 2002, research and development expenses decreased to $1.2 million, or 3.6% of net revenues, from $1.6 million, or 9.3% of net revenues, for the second quarter of 2001. For the first six months of 2002, research and development expenses decreased to $2.5 million, or 3.9% of net revenues, from $3.2 million, or 9.6% of net revenues, for the first six months of 2001. The decrease in research and development expenses in these periods was primarily due to the disposition of Printroom.com. The increase in revenues accounted for approximately 60% of the reduction in research and development expenses as a percentage of net revenues and the decrease in actual expenditures accounted for the remainder of the reduction.

Sales and Marketing.    Sales and marketing expenses for the second quarter of 2002 decreased to $3.8 million, or 11.0% of total net revenues, as compared to $5.3 million, or 30.7% of total net revenues, for the second quarter of 2001. Sales and marketing expenses for the first six months of 2002 decreased to $7.4 million, or 11.9% of net revenues, as compared to $12.0 million, or 35.7% of net revenues, for the first six months of 2001. These decreases in sales and marketing expenses were primarily due to reductions in advertising related costs and reductions in employee compensation costs related to the restructuring we implemented in the second quarter of 2001, which was partially offset by increases in expenses which vary with sales, such as sales commissions. The decrease in actual expenditures accounted for approximately 46% of the reduction in sales and marketing expenses as a percentage of total net revenues for the second quarter of 2002 as compared to the second quarter of 2001 and the increase in revenues accounted for the remainder of the reduction. The decrease in actual expenditures accounted for approximately 57% of the reduction in sales and marketing expenses as a percentage of total net revenues for the first six months of 2002 as compared to the first six months of 2001 and the increase in revenues accounted for the remainder of the reduction.

General and Administrative.    General and administrative expenses for the second quarter of 2002 decreased to $2.3 million, or 6.9% of total net revenues, as compared to $3.9 million, or 22.3% of total net revenues, for the second quarter of 2001. General and administrative expenses for the first six months of 2002 decreased to $4.4 million, or 7.0% of total net revenues, as compared to $7.7 million, or 22.9% of total net revenues for the first six months of 2001. The decrease in general and administrative costs in these periods was primarily due to lower legal fees, the disposition of Printroom.com and lower employee compensation related costs due to the restructuring. The decrease in actual expenditures accounted for approximately 57% of the reduction in general and administrative expenses as a percentage of total net revenues for the second quarter of 2002 as compared to the second quarter of 2001 and the increase in revenues accounted for the remainder of the reduction. The decrease in actual expenditures accounted for approximately 62% of the reduction in general and administrative expenses as a percentage of total net revenues for the first six months of 2002 as compared to the first six months of 2001 and the increase in revenues accounted for the remainder of the reduction. As we incur increased litigation expenses as part of our continuing efforts to protect our intellectual property, we expect that general and administrative expenses will increase. If litigation were filed against us, we expect that our general and administrative expenses would increase significantly beyond our current expectations.

Goodwill impairment.    During the first six months of 2001, a charge of $2.9 million was recognized as an impairment charge against Printroom.com goodwill. There were no such charges during the first six months of 2002.

Restructuring.    At the end of the second quarter of fiscal 2001, we decided to implement an approximately 27% reduction in our work force and to discontinue our Printroom.com operations. These actions were taken to allow us to focus on our core competitive strengths and position us for future revenue growth and near-term profitability. In connection with these decisions, we recognized a $2.1 million restructuring charge in the second quarter of fiscal 2001 for estimated severance costs related to organizational changes and the planned reduction in work force, to reduce property and equipment to its estimated realizable value and to provide for consolidation of excess facilities and other charges related to the discontinuance of our operation of Printroom.com. At June 30, 2002, the balance of the restructuring reserve was approximately $0.5 million, which represents facilities costs and payments due to former employees.

Stock-based compensation.    Stock-based compensation expense was substantially unchanged at $0.4 million in the second quarter of 2002 and 2001. Stock-based compensation for the six months ended June 30, 2002 decreased to $0.9 million, as compared to $1.9 million for the six months ended June 30, 2001. The decrease resulted from the declining amortization rate under FIN No. 28, as well as from the reduction of employees as a result of the restructuring effected in 2001.

Other Income and Expense

Interest and other expense for the second quarter of 2002 decreased to $0.2 million as compared to $2.0 million for the second quarter of 2001. Interest and other expense for the second quarter of 2002 consisted primarily of interest on short-term borrowings. Interest and other expense for the second quarter of 2001 included imputed interest of $1.6 million, associated primarily with the amortization of the value of the warrants issued and fees paid in connection with The Chase Manhattan Bank and Access Technology Partners credit facilities, the write-off of the remaining balances related to fees on the Chase loan that was repaid and the write-off of the warrants issued to Chase. Interest and other expense for the first six months of 2002 decreased to $0.5 million as compared to $3.4 million for the second quarter of 2001. Interest and other expense for the first six months of 2002 consisted primarily of interest on short-term borrowings. The imputed interest for the first six months of 2001 was $2.7 million and includes a $0.7 million forbearance charge.

Interest and other income for the second quarter of 2002 decreased to $0.1 million as compared to $0.3 million for the second quarter of 2001. For the first six months of 2002, interest and other income decreased to $0.2 million as compared to $0.7 million in the first six months of 2001. The decrease was primarily due to lower interest rates in 2002.

Foreign exchange gain for the second quarter of 2002 was $0.4 million, compared to a loss of $0.2 million, for the second quarter of 2001. Foreign exchange gain for the six months ended June 30, 2002 was $0.2 million, compared to a loss of $0.4 million, for the six months ended June 30, 2001. These amounts were primarily attributable to European and Japanese sales activities and fluctuations in the British pound and the Japanese yen against the US dollar, in each of the periods.

Income Taxes

Income tax expense for the second quarter of 2002 was insignificant. Income tax expense for the second quarter of 2001 was $1.6 million, or 11.8% of total net revenues. Income tax expense in the second quarter of 2001 represents foreign taxes withheld on payments from foreign licensees. Income tax expense for the first six months of 2002 was $5.3 million, or 8.4% of total net revenues, of which $5.2 million represents foreign taxes withheld from a license prepayment received from Samsung. Withholding taxes are recoverable only as credit against federal income taxes. Due to the uncertainty of the recoverability, the withholding taxes have been reflected as income tax expense. There will be no future foreign income tax expense associated with these license fees.

Liquidity and Capital Resources

Net cash provided by operating activities was $12.9 million for the six months ended June 30, 2002 as compared to net cash used in operating activities of $7.8 million for the six months ended June 30, 2001. For the first six months of 2002, our net loss of $3.6 million, when adjusted for non-cash charges of approximately $1.5 million, resulted in operating cash usage of $2.1 million before changes in operating assets and liabilities. During the first six months of 2002, our cash position from operations was favorably impacted by the receipt of the Samsung license payment which, along with the increase in deferred product revenues, resulted in the net increase in deferred revenue of $26.2 million and by an increase of $4.5 million in accounts payable and accrued liabilities. This favorable impact was offset by increases in accounts receivable of $11.8 million and increases in inventory and other assets of $3.8 million. The $11.8 million increase in accounts receivable is primarily due to the increases in total net revenues and deferred product revenue. In the first six months of 2001, our net cash used in operating activities was primarily attributable to our net loss, adjusted for non-cash items, decreases in inventory, other assets, and deferred revenue and increases in payables.

Net cash used in investing activities was $1.1 million for the six months ended June 30, 2002, which was the result of purchases of property and equipment. Net cash provided by investing activities was $19.3 million for the six months ended June 30, 2001, which was primarily proceeds from the sale of short-term investments.

Net cash provided by financing activities was $8.4 million for the six months ended June 30, 2002, which was primarily the result of debt proceeds of $20.6 million offset by debt repayments of $12.7 million and net proceeds from equity transactions of $0.6 million. Net cash used in financing activities was $6.2 million for the six months ended June 30, 2001, which was primarily the result of $6.4 million in repayment of notes offset by $0.2 million in net proceeds from equity transactions.

In September 2001, we established an asset based credit facility with Greater Bay Bank. Under this facility, as amended, we can draw up to $15.0 million to the extent that we have eligible receivables. At June 30, 2002, the balance outstanding under this facility was $7.1 million. The facility bears interest at prime plus 4.5% per year of the gross amount financed, has a term of one year, and is renewable from year to year thereafter. Either party can terminate the facility, at any time, upon 30 days notice.

From our inception until the completion of our initial public offering in August 2000, we financed our operations primarily through private sales of our common stock and preferred stock and, to a lesser degree, through debt financings. At June 30, 2002, we had approximately $31.2 million in cash and cash equivalents, including restricted cash of $2.3 million. We currently anticipate that this amount, together with funds available under our credit facility with Greater Bay Bank, will be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 months at our current operating levels. However, it is likely that we will need to raise additional funds prior to the expiration of this period if, for example, our growth meets or exceeds our current expectations or if we do not realize our expectation of continued operating income and incur operating losses that deplete our working capital or if Greater Bay Bank terminates our credit facility, which it may do for any reason. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing shares of common stock, preferred stock, debt securities, or warrants pursuant to our effective shelf registration statement or otherwise, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to maintain our product development schedule, respond to competitive pressures or grow our business.

Following is a table outlining our contractual obligations and commercial commitments at June 30, 2002:

	Payments due by period (in thousands)
	Total amount committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations:
Operating leases	$2,201	$813	$1,251	$137	$—

Other commercial commitments:
Standby letters of credit	2,100	2,100	—	—	—
Short term borrowings	10,271	10,092	179	—	—

Total	$12,371	$12,192	$179	$—	$—

Total contractual obligations and commercial commitments	$14,572	$13,005	$1,430	$137	$—

Recent accounting developments

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

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

•	competing flash memory card standards, which displace the standards used in our products;

•	availability of sufficient silicon wafer foundry capacity to meet customer demand;

•	shortages of components such as capacitors and printed circuit boards required for the manufacturing of our products;

•	exchange rate fluctuations, particularly the U.S. dollar to Japanese yen exchange rate;

•	the mix of business between retail, OEM and licensing;

•	commencement of or involvement in litigation;

•	potential product quality problems which could raise return or rework costs; and

•	whether we can sell controllers in the volumes and at the prices we anticipate.

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

We had approximately $31.2 million in cash and cash equivalents as of June 30, 2002. We currently anticipate that this capital, together with funds available under our credit facility with Greater Bay Bank will be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months at our current operating levels. However, it is likely that we will need to raise additional funds prior to the expiration of this period if, for example, our growth meets or exceeds our current expectations or if we do not realize our expectation of continued operating income and incur operating losses that deplete our working capital or if Greater Bay Bank terminates our credit facility which it may do for any reason. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing shares of common stock, preferred stock, debt securities or warrants pursuant to our effective shelf registration statement or otherwise, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to maintain our product development schedule, respond to competitive pressures or grow our business.

We primarily depend upon a single source of flash memory, and if this source is unable to provide us with sufficient quantities of flash memory in a timely manner and remain technologically and price competitive, we would not be able to manufacture and deliver digital film to our customers in accordance with their volume, price and schedule requirements.

As a result of the supply agreement we entered into with Samsung in April 2001, it has become our primary supplier of flash memory, which is the primary component of our digital film. We expect that the demand for flash memory over the next several years will be substantially greater than in past periods due to the increasing acceptance of digital cameras and other digital consumer products. If we are unable to obtain sufficient quantities of flash memory from Samsung or if necessary, from another flash memory supplier in a timely manner, we would not be able to manufacture and deliver flash memory products to satisfy our customers’ requirements. In addition, if Samsung is unable to ensure that its flash memory is technologically and price competitive or has any interruptions in shipment for any reason, we may also be unable to satisfy our customers’ requirements. As one example, Samsung is emphasizing smaller flash geometries over multi-level cell technology. If multi-level cell technology can be manufactured in volume at high yields, it could offer significant cost advantages over single-level cell technologies. If we are unable to satisfy the requirements of our customers, they may reduce any future orders or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. Because we will likely obtain most of our flash memory from Samsung for the foreseeable future, our relationships with other flash suppliers may not be as strong as they had been in the past. Other flash suppliers may not be able to supply our flash memory needs if we cannot obtain adequate supplies from Samsung. Even if we are able to obtain flash memory in sufficient volume and on schedules that permit us to satisfy our delivery requirements, we cannot assure you that the prices charged by these suppliers will enable us to compete effectively in our market. Samsung and many other potential suppliers of flash memory are located in Asia, a region that has been, and in the future may be, affected by economic and political instability that could adversely affect the price and supply of flash memory. If we are unable to obtain flash memory at economical prices, our margins would decline unless we could raise the prices of our products in a commensurate manner. The existing competitive conditions may not permit us to do so, in which case we may suffer increased losses or reduced profits.

The solid-state storage market is evolving and future digital film formats may not use our core technology or we may be forced to pay a royalty to sell digital film in these formats.

Our products may become less useful to our customers if we are unable to respond to technological advances in our industry or as innovative products become available to our customers. Although the majority of digital cameras currently use Compact Flash, Memory Stick or Smart Media Cards, future digital cameras may use other digital film formats such as the Secure Digital Card or the recently announced xD Picture Card, formats which we do not currently manufacture. We may have to obtain a license before we are able to manufacture such digital film formats. For example, a consortium led by SanDisk, Matsushita and Toshiba introduced the Secure Digital Card format and charges license fees to other companies that want to manufacture such a product. We may be unable to secure licensing arrangements for these or other future digital film formats at reasonable rates or at all. If we are not able to supply the entire range of digital film formats or if we were to have product shortages, our customers would likely cancel orders or seek other suppliers to replace us. Matrix Semiconductor has announced that it soon plans to introduce a one time programmable memory with significant cost savings over the types of memory that are currently commercially available. If we are unable to obtain such technology at competitive prices, our business may be adversely affected. Further, future digital cameras may use other digital film formats, such as compact discs, rotating media, micro-optical storage or magneto-optical storage, which may not use our controller technology. For example, DataPlay has introduced a low cost micro-optical device. If these other digital film formats were to gain broad consumer acceptance, demand for our controller technology would decline, which would negatively impact our gross margins and operating results.

We have a history of losses and may not be able to sustain profitability.

We incurred net losses of approximately $3.6 million for the six months ended June 30, 2002 and as of June 30, 2002 we had an accumulated deficit of approximately $139.5 million. Although we achieved profitability in the second quarter of 2002, we cannot assure you that we will be able to sustain profitability in future periods and we expect to incur negative operating cash flows during the remainder of 2002. Our ability to achieve sustained profitability depends on the rate of growth of the markets for digital cameras, digital film and digital storage media, the extent to which our products and services are accepted by these markets, our ability to charge a premium for our higher performance products and our ability to adequately control our operating expenses. We also must continue to reduce the costs of producing and selling our digital film products by controlling our internal and channel inventory, securing the best available pricing for flash cards and components used in our digital film products and reducing our manufacturing costs. If we are unsuccessful in increasing revenues from our higher margin products and controlling our operating expenses, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

We market our digital film primarily on the basis of its superior technology. If we are unable to achieve or maintain technology leadership, our gross margins and revenues would likely decline significantly.

We market our digital film primarily on the basis of its performance and technology advantage over our competitors’ products. In doing so, we have emphasized our speed advantage over our competitors’ products and have tried to establish ourselves as the brand of choice among professional photographers. We label our CompactFlash products for write speed performance in which 1x is equal to a write speed of 150 kilobytes per second, nomenclature similar to that used in the CD-ROM industry. For example, our 4x CompactFlash digital film is capable of sustained write speeds of at least 600 kilobytes per second. Currently, we offer CompactFlash with write speeds ranging from 4x to 24x. Our highest capacity card is currently 1 gigabyte. From time to time our competitors have introduced products for which they have claimed high, sustained write speeds. If we are unable to design and manufacture products that are technologically superior to those of our competitors or if we lose our status as a brand preferred by professional photographers, we will be unable to achieve a premium price for our products. If this were to occur, our revenues and gross margins would likely decline significantly.

Our products are characterized by average selling prices that have historically declined over relatively short time periods. If we are unable to effectively manage our inventories, reduce our costs, introduce new products with higher average selling prices or increase our sales volumes, our gross margins will be negatively impacted.

Although consumers have recently begun to purchase digital cameras in volume, they still exert pressure on digital camera manufacturers and on us to lower prices of digital photography products, like our digital film, to prices comparable to those of traditional photography products. Our competitors also impose pricing pressures on us. In addition, because a large percentage of our sales are to a small number of customers that are primarily retail consumer chains, distributors and large original equipment manufacturers, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. In 2000, 2001 and in the first six months of 2002, we significantly reduced the prices of many of our digital photography products, and may need to do so in the future to remain competitive. Any reduction in prices by us will negatively impact our gross margins, unless we can manage our internal and channel inventories to minimize such price declines and reduce our costs. In addition, we have entered into agreements to sell our products to certain customers on a consignment basis. As of June 30, 2002, we had not implemented any consignment arrangements with any of our customers. However, we anticipate that in the third quarter we will begin implementing consignment arrangements with certain customers. We expect that as that a result of these arrangements, we will carry higher levels of inventory which will most likely result in additional operational costs including, but not limited to, insurance, inventory shrinkage, audit and accounting fees and property taxes. If we are unable to reduce our costs to offset declines in average selling prices or increase the sales volume of our existing products, our gross margins will be adversely affected. We anticipate that our average selling prices will decline as additional flash memory capacity becomes available in late 2002.

Because we protect many of our retail customers and distributors against the effects of price decreases on their inventories of our products, we have in the past and may in the future incur large price protection charges if we reduce our prices when there are large quantities of our products in our distribution channel.

More than half of our product sales in 2001 and in the first half of 2002 were made through distributors and retailers to which we have provided price protection. In the second quarter of 2002, we incurred approximately

$0.8 million in price protection charges, and we anticipate that we will continue to incur price protection charges in 2002 due to competitive pricing pressures. If our price protection reserves are insufficient or we are not able to estimate future charges, our revenues and gross margins would be adversely affected in future periods.

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

If our customers elect to compete with us in the digital film market, our revenues and gross margins would likely decline.

We sell our CompactFlash controllers to companies that could use our controllers to manufacture CompactFlash products. Many of these customers are large companies that have longer operating histories and greater brand recognition, greater access to flash memory, substantially greater financial, technical, marketing and other resources and longer standing relationships with customers. If these companies were to choose to compete directly with us in the digital film market, our revenues and gross margins would likely decline.

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

Historically, a small number of our customers have accounted for a significant portion of our revenues. During the second quarter of 2002, sales to the ten customers from which we received the greatest revenues accounted for approximately 68.9% of our gross revenues. Our revenues could decline if one or more of these customers were to significantly reduce, delay or cancel their orders, decide to purchase digital film manufactured by one of our competitors, develop and manufacture their own digital film or cease operations due to the downturn in the global economy or otherwise. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, would also reduce our revenues. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

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

We operate in an industry that is subject to evolving industry standards, rapid technological changes, rapid changes in consumer demands and the rapid introduction of new, higher performance products that shorten product life cycles and tend to decrease average selling prices. To remain competitive in this demanding market, we must continually design, develop and introduce new products and services that meet the performance and price requirements of our customers and consumers. Any significant delay or failure in releasing new products or services would harm our reputation, provide a competitor a first-to-market opportunity or allow a competitor to achieve greater market share. Also, we cannot assure you that any products or services we do introduce will gain market acceptance. The introduction of new products is inherently risky because it is difficult to foresee advances in technology and the adoption of new standards, to coordinate our technical personnel and strategic relationships and to identify and eliminate design and product flaws. We may not be able to recoup research and development expenditures if our new products or services are not widely accepted.

If we are unable to develop or maintain the strategic relationships necessary to develop, sell and market products that are commercially viable and widely accepted, the growth and success of our business may be limited.

We may not be able to develop and sell products that are commercially viable and widely accepted if we are unable to anticipate market trends and the price, performance and functionality requirements of digital camera and flash memory manufacturers. We must continue to collaborate closely with our customers, digital camera manufacturers, flash memory manufacturers and other suppliers to ensure that critical development, marketing and distribution projects proceed in a coordinated manner. This collaboration is also important because our ability to anticipate trends and plan our development activities depends to a significant degree upon our continued access to information derived from strategic relationships we currently have with digital camera and flash memory manufacturers. This collaboration can be difficult because many of these companies are located in Europe or Asia. If any of our current relationships terminate or otherwise deteriorate, or if we are unable to enter into future alliances that provide us with comparable insight into market trends, we will be hindered in our product development efforts.

We rely to a significant degree on retailers to sell our digital film products.

We sell a significant percentage of our digital film products to retailers, most notably CompUSA, Ritz, Target, and Wal-mart rather than through original equipment manufacturer and distributor channels. As such, we are subject to many risks, including the following:

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

Because we depend on single suppliers for some key components and products and do not have long-term supply contracts with those suppliers, we are exposed to the risks of a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality.

ZETEX Semiconductors is the sole manufacturer of transistors for our CompactFlash and connectivity products. We rely on additional vendors, some of which are sole source suppliers, for other critical components. Because we depend on a single supplier for certain key components, and do not have a long-term supply contract with these suppliers, we face the risk of inadequate component supply, price increases, late deliveries and poor component quality. Any supplier may terminate their relationships with us or pursue other relationships with our competitors, and if we were to lose our relationship with these single suppliers, the lead time required to qualify new suppliers could be as long as three months. Also, if we lose our single suppliers or these suppliers are otherwise unable to satisfy our volume and delivery schedule requirements, it may be difficult to locate any suppliers who have the ability to develop, manufacture and deliver the specialized components we need for our products. If we are unable to accurately predict our supply needs, or if our supply of components is disrupted, our reputation may be harmed and we may lose existing customers or be unable to attract new customers.

We also do not manufacture certain flash memory cards such as the SD Card or Multi-Media Card as these cards have not yet reached sufficient market penetration for us to justify the investment to develop a flash memory controller. Until we develop our own flash memory controller for these and other products, we purchase such cards from third parties for resale. We do not have a long-term supply contract with these suppliers, and therefore face the risks of inadequate supply, price increases, late delivery or unavailability. If our supply of such products is disrupted, our reputation may be harmed and we may lose existing customers or be unable to attract new customers.

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

In addition, if competition for foundry capacity increases, we may incur significant expenses to secure access to manufacturing services, which in turn may cause our product costs to increase substantially. We expect that the demand for capacity at these facilities will change in the near future due to fluctuating demand for consumer electronic and industrial products that depend on semiconductors manufactured at these facilities. All of these foundries are located in an area of the world that may be subject to political and economic instability and natural disasters, particularly earthquakes. While the last major earthquake in Taiwan did not have a significant impact on deliveries to us from UMC, a similar event in the future at one of their foundries could have a significant impact.

We depend solely on third-party subcontractors for assembly and testing of our digital film products, which could result in product shortages or delays or increase our costs of manufacturing, assembling or testing our products.

Our CompactFlash digital film is currently assembled and tested by Venture Manufacturing in the United States, Malaysia and Singapore and also by PC Partner in China. We do not have a long-term agreement with Venture Manufacturing or PC Partner and typically obtain services from them on a per order basis. Additionally, our controllers are assembled, tested and packaged primarily by Advanced Semiconductor Engineering, Inc. in Taiwan and Multitech Design & Test, Inc. in Sunnyvale, California. Our reliance on these subcontractors involves risks such as reduced control over delivery schedules, quality assurance, inventory levels and costs. These risks could result in product shortages or increase our costs of manufacturing, assembling or testing our products. If these subcontractors are unable or unwilling to continue to provide assembly and test services and deliver products of acceptable quality, at acceptable costs and in a timely manner, we would have to identify and qualify other subcontractors. This could be time-consuming and difficult and result in unforeseen operations problems.

Our unit volume has increased substantially over the last year and has strained our operations infrastructure and our supply chain.

Over the last year, the number of units we manufacture on a weekly basis has increased significantly. This significant increase in growth has strained our supply chain and operations capabilities. If we are not able to continue to accommodate this increased unit demand from our customers, we may have product shortages. If we were to have product shortages, our customers would likely cancel orders or seek other suppliers to replace us. In addition, we must make a significant investment in our existing internal information management systems to support increased manufacturing, as well as accounting and other management related functions. Our systems, procedures and controls may not be adequate to support rapid growth, which could in turn harm our business, financial condition and results of operations.

Our failure to successfully promote our brand and achieve strong brand recognition in target markets could limit or reduce the demand for our products and services.

We believe that brand recognition will be important to our ability to be successful as the digital photography market continues to develop. We plan to continue to invest in marketing programs to create and maintain prominent brand awareness. If we fail to promote our brand successfully, or the expenses associated with doing so become increasingly high, our business may not grow as we anticipate. In addition, if our products exhibit poor performance or other defects, our brand may be adversely affected, which would inhibit our ability to attract or retain customers.

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

We may experience difficulty in hiring and retaining candidates with appropriate qualifications. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to existing stockholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which could harm our operating results. If we do not succeed in hiring and retaining candidates with appropriate qualifications, we will not be able to grow our business.

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

Sales outside of the United States accounted for 36.0% of our total net revenues for the quarter ended June 30, 2002. We generated a majority of our international revenues from licensing agreements in Asia and product sales in Europe and Asia. The European and Asian markets are intensely competitive. One of our principal growth strategies is to expand our presence in this and other international markets both through increased international sales and strategic relationships. We have begun conducting transactions in the euro, and are expanding distribution of our products into Latin America. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our net revenues in future periods. Accordingly, we are subject to international risks, including:

•	foreign currency exchange fluctuations;

•	political and economic instability;

•	delays in meeting customer commitments due to difficulties associated with managing an international distribution system;

•	increased time to collect receivables caused by slower payment practices that are common in many international markets;

•	difficulties associated with managing export licenses, tariffs and other regulatory issues pertaining to international trade;

•	increased effort and costs associated with the protection of our intellectual property in foreign countries;

•	natural disasters, political uncertainties and changing regulator environments in foreign countries; and

•	difficulties in hiring and managing employees in foreign countries.

The sales of our products are denominated primarily in United States dollars. As a result, increases in the value of the United States dollar relative to foreign currencies could cause our products to become less competitive in international markets and could result in a reduction in sales and profitability. We have product sales denominated in British pounds, Euros and other European currencies, as well as the Japanese yen. In addition, we anticipate having some sales in Latin American currencies in 2002. To the extent our prices are denominated in foreign currencies, particularly the British pound and Japanese yen, we will be exposed to increased risks of currency fluctuations. We are considering adopting and implementing a hedging policy to mitigate these potential risks, however we cannot assure you that any policies or techniques implemented in the future will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations.

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

We currently compete in an industry characterized by intense competition, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. Our existing competitors include many large domestic and international companies that have longer operating histories and greater brand name recognition, greater access to flash memory, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with retailers, OEMs and end users. As a result, these competitors may be able to better absorb price declines, adapt more quickly to new or emerging technologies or devote greater resources to the promotion and sale of their products than we may. Ultimately, this may lead to a decrease in sales and market share.

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

We also compete with manufacturers, package or card assemblers and resellers that combine controllers and flash memory developed by others, such as Hitachi or Toshiba, into flash memory cards, including Dane-Elec Manufacturing, Delkin Devices, Inc., Fuji, Kingston Technology, M-Systems, PNY, Pretec, Ritek, Simple Technology, Smart Modular Technologies, Sony Corporation, TDK Corporation, Viking and many others. Additionally, Hitachi and Samsung, as well as flash controller developers such as Solid State System Co. Ltd. (3-S), compete with our controller and card sales.

Kodak and Fuji are the largest and best-known manufacturers of traditional film products. Kodak and Fuji have entered the U.S. digital film market, but do not yet manufacture their own digital film. Kodak has also announced that it plans to build on its digital strategy with investments and purchases as it aims to be the number one player in digital photography. It further stated that it would fund its digital plans from $6 billion in free cash flow between 2001 and 2005. With their resources and worldwide brand recognition, either Kodak or Fuji would be formidable competitors for our core business. We also expect to face competition from existing or future competitors that design and market similar or alternative data storage solutions that may be less costly or provide additional features. If a manufacturer of digital cameras or other consumer electronic devices designs one of these alternative competing standards into its products, our digital film, as currently configured, will not be compatible with that product and our revenues may decline.

General economic conditions and reduced demand for digital film and related products may prevent us from achieving targeted revenues and profitability.

Our revenues and our ability to achieve and sustain profitability depends significantly on the overall demand for digital film and related products. Our customers’ decisions to purchase our products are largely discretionary. The slowdown in the U.S. and global economy may cause customers to defer or alter purchasing decisions, and accordingly could reduce demand for our products. Softening demand for these products caused by worsening economic conditions has resulted in the past, and may again in the future result, in decreased revenues. As a result, there is uncertainty with respect to our expected revenues for the balance of 2002, and further delays or reductions in spending on digital film and related products could have a material adverse effect on our revenues and operating results.

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

The trading price of our common stock has fluctuated significantly since our initial public offering in August 2000 and is significantly below the original offering price of $8 per share. An active public market for our common stock may not be sustained in the future. Many factors could cause the market price of our common stock to fluctuate, including:

•	variations in our quarterly operating results;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new products or new pricing policies by us or by our competitors;

•	departure of key personnel;

•	the gain or loss of significant orders or customers;

•	sales of common stock by our officers and directors;

•	changes in the estimates of our operating performance or changes in recommendations by securities analysts; and

•	market conditions in our industry and the economy as a whole.

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

Risks Related to Our Intellectual Property

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

United States and other countries and have a number of pending United States and foreign patent applications. We cannot assure you, however, that:

•	any of our existing or future patents will not be invalidated;

•	patents will be issued for any of our pending applications;

•	any claims allowed from existing or pending patents will have sufficient scope or strength; or

•	our patents will be issued in the primary countries where our products are sold in order to protect our rights and potential commercial advantage.

It may also be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents.

We are involved in intellectual property litigation, and expect to become involved in additional litigation that could divert management’s time and attention, be time-consuming and expensive to defend and limit our access to important technology.

We are a party to litigation with third parties to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. We expect to be involved in additional patent litigation in the near future. These lawsuits could subject us to significant liability for damages. These lawsuits could also lead to the invalidation of our patent rights. Patent lawsuits are extremely expensive and time-consuming and can divert management’s time and attention. When we sue other companies for patent infringement, it may prompt them to respond by suing us for infringement of their patents. Additional patent litigation would significantly increase our legal expenses, which would result in higher operational expenses and lower operating margins. Any potential intellectual property litigation also could force us to do one or more of the following:

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

Item 3.    Quantitative and Qualitative Disclosures Regarding Market Risk.

Foreign currency risk.    We sell our products primarily to customers in the U.S. and, to a lesser extent, Japan, Europe and Canada. Most of our sales are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our sales will be denominated in British pounds, the Japanese yen and possibly the euro and Latin American currencies. As a result, it is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar rises in comparison to the local currency, which may make it more difficult to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Approximately 20.4% of our product revenues for the six months ended June 30, 2002 were derived from countries other than the United States. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. In addition, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. These risks could become more significant if we expand business outside the U.S. or if we increase sales in non-U.S. dollar denominated currencies. We are considering adopting and implementing a hedging policy to mitigate these potential risks, however, we cannot assure you that any policies or techniques implemented in the future will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations.

Interest rate risk.    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. The risk associated with fluctuating interest expense is limited to the exposure related to those debt instruments and credit facilities that are tied to market rates. At June 30, 2002 we had no outstanding debt instruments that were tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk and market risk. We plan to mitigate default risk by investing in investment-grade securities. We have historically invested in investment-grade, short-term securities that we have held until maturity to limit our market risk.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Litigation Against Pretec, Feiya, PNY, Memtek and C-One

On December 20, 2000, we sued Feiya Technology Corporation and PNY Technologies Inc. for patent infringement. On December 22, 2000, we separately sued Pretec Electronics Corporation and PNY for patent infringement. We sued Pretec on the basis of four patents: U.S. Patent Nos. 5,818,781; 5,907,856; 5,930,815; and 6,145,051. We sued Feiya on the basis of three patents: U.S. Patent Nos. 5,479,638; 5,818,781; and 6,145,051. The Pretec suit is pending in the United States District Court for the Northern District of California. We are seeking injunctive relief and damages against all defendants.

On April 6, 2001, Memtek Products, Inc. sued us seeking declaratory relief that its products do not infringe our U.S. Patent Nos. 5,907,856; 5,930,815; and 5,845,313. This suit was filed in the United States District Court for the Central District of California. On July 16, 2001, the Court granted our motion to dismiss this case and transfer the litigation to the Northern District of California where we have a complaint pending against Memtek Products, Inc.

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

On September 28, 2001, we filed a motion for a preliminary injunction against Memtek. On November 27, 2001, we and Memtek agreed to a Stipulated Preliminary Injunction whereby Memtek, which sells under the brand name “Memorex,” agreed not to sell or offer to sell C-One and Pretec manufactured CompactFlash memory cards with C-One controllers.

On April 19, 2002, we settled our litigation with Feiya Technology Corporation. As part of the settlement, Feiya acknowledged that the claims Lexar Media asserted against it for infringement of patents owned by Lexar Media are valid and enforceable, and Feiya made a one-time payment to Lexar Media for past damages. Feiya’s past sale of products to Memtek and PNY were covered by this settlement. We did not grant Feiya a license to our patents as part of the settlement. The court dismissed the case on April 30, 2002.

Litigation Against Fuji, Memtek and PNY

On July 11, 2002, we filed a lawsuit against Fuji Photo Film USA, Memtek Products, Inc. and PNY Technologies Inc. for patent infringement. We allege that the defendants infringe: U.S. Patent Nos. 5,479,638; 5,907,856; 5,930,815; 6,034,897; 6,134,151; 6,141,249; 6,145,051; and 6,262,918. The suit is pending in the United States District Court for the Eastern District of Texas. We are seeking injunctive relief and damages against all defendants.

Item 2.    Changes in Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

The 2002 Annual Meeting of Stockholders was held on May 30, 2002 at the Fremont Marriott, 46100 Landing Parkway, Fremont, California. At the meeting, our stockholders voted upon the following matters: (1) the election of three Class II directors, William T. Dodds, Brian D. Jacobs and Eric B. Stang, each for a term of three years and until his successor has been elected and qualified or until his earlier resignation, death or removal, and (2) the ratification of the selection of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2002. The results of each proposal are as follows.

In Proposal No. 1, our stockholders elected three Class II directors to serve for a three-year term expiring at the Annual Meeting of Stockholders in 2005 was approved by our stockholders. The nominees received the following votes:

	For	Withheld
William T. Dodds	41,145,792	879,780
Brian D. Jacobs	41,978,997	46,575
Eric B. Stang	41,927,143	98,429

In Proposal No. 2, our stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2002. This proposal received the following votes:

Votes
For	41,979,072
Against	30,400
Abstain	16,100

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

A.    Exhibits

Exhibit Number	Exhibit
10.1	Stock Repurchase and Note Cancellation Agreement, dated as of April 29, 2002, by and between Lexar Media, Inc. and Eric B. Stang

10.2	Stock Repurchase and Note Cancellation Agreement, dated as of April 29, 2002, by and between Lexar Media, Inc. and Petro Estakhri

10.3	Stock Repurchase and Note Cancellation Agreement, dated as of May 30, 2002, by and between Lexar Media, Inc. and John H. Reimer

B.    Reports on Form 8-K

No reports were filed on Form 8-K for the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEXAR MEDIA, INC.

/s/ MICHAEL J. PEREZ
Michael J. Perez Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	August 14, 2002