Form 10-Q
period 2002-09-30
LEXAR MEDIA INC
filed 2002-11-14
CIK 1058289

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Number of shares of common stock outstanding as of November 6, 2002:  60,557,740

LEXAR MEDIA, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I—FINANCIAL INFORMATION

1.    Financial Statements

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2002	December 31, 2001
ASSETS

Current assets:
Cash and cash equivalents	$26,220	$8,656
Restricted cash	5,000	2,333
Accounts receivable, net	31,255	14,188
Inventories	21,247	6,827
Prepaid expenses and other current assets	2,244	1,074

Total current assets	85,966	33,078
Property and equipment, net	2,995	2,341
Intangible and other assets, net	1,054	1,033

Total assets	$90,015	$36,452

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$27,528	$12,245
Accrued liabilities	10,451	7,813
Deferred revenue	21,896	6,033
Notes payable to stockholders	—	168
Notes payable	13,980	2,237

Total current liabilities	73,855	28,496
Deferred revenue	9,020	1,748
Notes payable, net	120	—

Total liabilities	82,995	30,244
Stockholders’ equity:
Common stock, $0.0001 par value:
200,000,000 shares authorized; 60,427,279 and 59,759,518 shares issued and outstanding	6	6
Additional paid-in capital	146,383	147,609
Unearned stock-based compensation	(738)	(1,969)
Notes receivable from stockholders	(1,001)	(3,453)
Accumulated deficit	(137,421)	(135,856)
Accumulated other comprehensive loss	(209)	(129)

Total stockholders’ equity	7,020	6,208

Total liabilities and stockholders’ equity	$90,015	$36,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net revenues:
Product revenues	$41,329	$14,319	$95,571	$43,870
License and royalty revenues	4,400	3,829	12,927	7,838

Total net revenues	45,729	18,148	108,498	51,708
Cost of product revenues (excludes stock-based compensation of $6, $(16), $28, and $35)	34,295	12,942	80,163	53,061

Gross margin	11,434	5,206	28,335	(1,353)

Operating expenses:
Research and development (excludes stock-based compensation of $152, $322, $554 and $1,028)	1,306	1,215	3,784	4,421
Sales and marketing (excludes stock-based compensation of $99, $87, $131 and $232)	4,564	4,167	12,008	16,151
General and administrative (excludes stock-based compensation of $170, $(459), $628 and $554)	2,259	2,500	6,635	10,171
Goodwill impairment	—	—	—	2,854
Restructuring charge	—	—	—	2,086
Stock-based compensation	427	(66)	1,341	1,849

Total operating expenses	8,556	7,816	23,768	37,532

Income (loss) from operations	2,878	(2,610)	4,567	(38,885)
Other income (expense):
Interest and other expense	(115)	(545)	(571)	(3,911)
Interest and other income	123	144	319	868
Foreign exchange gain (loss)	10	194	224	(198)

Total other income (expense)	18	(207)	(28)	(3,241)

Income (loss) before income taxes	2,896	(2,817)	4,539	(42,126)
Income taxes	853	676	6,104	2,276

Net income (loss)	$2,043	$(3,493)	$(1,565)	$(44,402)

Net income (loss) per common share:
Basic	$0.03	$(0.06)	$(0.03)	$(0.77)

Diluted	$0.03	$(0.06)	$(0.03)	$(0.77)

Shares used in net income (loss) per common share calculation:
Basic	59,654	58,547	59,356	57,912

Diluted	68,517	58,547	59,356	57,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(1,565)	$(44,402)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	933	1,461
Goodwill impairment	—	2,854
Issuance of warrants and stock to non-employees	—	51
Restructuring charge	—	1,590
Loss on disposition of fixed assets	—	6
Amortization of stock-based compensation	1,341	1,849
Imputed and other non-cash interest	4	2,991
Change in operating assets and liabilities:
Accounts receivable, net	(18,319)	(819)
Inventory	(13,592)	20,991
Prepaid expenses and other assets	(1,232)	264
Accounts payable and accrued liabilities	17,921	(2,684)
Deferred revenue	23,529	6,834

Net cash provided by (used in) operating activities	9,020	(9,014)

Cash flows from investing activities:
Purchase of property and equipment	(1,542)	(856)
Purchase of intangible assets	(75)	—
Proceeds from sale of short-term investments	—	19,987

Net cash (used in) provided by investing activities	(1,617)	19,131

Cash flows from financing activities:
Issuance of stock under employee stock purchase plan	365	392
Exercise of stock options and warrants	458	45
Increase in restricted cash	(2,667)	(1,333)
Repayment of notes payable	(25,862)	(6,445)
Proceeds from notes payable	37,553	2,000
Repayment of notes receivable from stockholders	394	220
Repurchase of stock	—	(20)

Net cash provided by (used in) financing activities	10,241	(5,141)

Effect of exchange rates on cash and cash equivalents	(80)	(84)

Net increase in cash and cash equivalents	17,564	4,892
Cash and cash equivalents at beginning of period	8,656	7,755

Cash and cash equivalents at end of period	$26,220	$12,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The results of our operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for any other future period, including the full fiscal year.

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

Deferred taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes, which involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences have resulted in net deferred tax assets. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income and we currently provide a full valuation allowance against our deferred tax assets. In the event we were to determine it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Recent accounting developments

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer and is a codification of

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EITF No. 00-14, “Accounting for Certain Sales Incentives,” EITF No. 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future,” and EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” Our gross margins for the three and nine months ended September 30, 2002 reflect the implementation of EITF 01-09 and EITF 00-25. The effect of these changes was a reduction in our product gross margins in the third quarter of 2002 from 19% to 17%. The effect of these changes was a reduction in our product gross margins for the nine months ended September 30, 2002 from 19% to 16%. There was no impact on our income before income taxes or our net income (loss) for the periods. We determined that it was impracticable to gather the data required to restate the impact of these consensuses on the third quarter and first nine months of 2001, had they been in place at that time.

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), on January 1, 2002. The application of this pronouncement modified the accounting for goodwill and intangibles, which included the cessation of amortizing capitalized goodwill and certain intangible assets.

The following table reflects the unaudited loss and net loss per share information reported for the three-month and nine- month periods ended September 30, 2001, prior to the adoption of SFAS 142:

	Three months ended September 30, 2001	Nine months ended September 30, 2001
	(in thousands, except per share data)
Net loss	$(3,493)	$(44,402)
Net loss per common share—basic and diluted	$(0.06)	$(0.77)

The following table reflects the unaudited loss and net loss per share information reported for the three month and nine month periods ended September 30, 2001 excluding the amortization of capitalized goodwill:

Add: amortization expense	$64	$387
Net loss	$(3,429)	$(44,015)
Net loss per common share—basic and diluted	$(0.06)	$(0.76)

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

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and handling costs

Shipping and handling costs associated with our product revenues are included in sales and marketing expenses in our condensed consolidated statements of operations. These costs were $0.7 million and $0.5 million for the three months ended September 30, 2002 and September 30, 2001, respectively, and $2.0 million and $1.4 million for the nine months ended September 30, 2002 and September 30, 2001, respectively.

Note 3—Restricted Cash

Restricted cash supports a stand-by letter of credit, which in turn is used to collateralize certain trade payable balances.

Note 4—Balance Sheet Detail (in thousands)

	September 30, 2002	December 31, 2001
Inventories:
Raw materials	$5,071	$1,305
Controllers	1,857	510
Flash memory products	13,596	4,129
Ancillary products	723	883

	$21,247	$6,827

Note 5—Deferred Revenue and Income Taxes

In March 2002, we entered into a new licensing relationship with Samsung Electronics Co., Ltd. that renewed and extended the prior license. Under this new agreement, Samsung prepaid the remaining fixed royalties owed under the prior agreement and paid additional licensing fees for expanded rights to license our proprietary technology. The entire prepayment of licensing fees was subject to foreign income tax that was withheld at the time of the prepayment. This tax, in the amount of $5.2 million, is recoverable only as credit against federal income taxes. Due to the uncertainty of the recoverability, the entire amount has been reflected as income tax expense in the first quarter of 2002. Accordingly, as these deferred license fees are being amortized into revenues over the next two years, there will be no related foreign income tax expense. License and royalty fees recognized in the three months ended September 30, 2002 includes $4.0 million for which the related foreign income tax expense of approximately $0.7 million for foreign taxes withheld was recognized in the first quarter of 2002. License and royalty fees recognized in the nine months ended September 30, 2002 include $4.4 million for which the related foreign income tax expense of $0.7 million for foreign taxes withheld was recognized in 2001.

In the third quarter of 2002, the State of California retroactively suspended the state income tax net operating loss carryforward provisions for a two-year period for income years beginning on or after January 1, 2002. As a result of this suspension, in the third quarter of 2002, we provided approximately $800,000 for California state income taxes. The taxes arose principally from the receipt of royalties and licensing fees that were taxable in the period received rather than when recognized for financial reporting purposes. The remainder of the tax expense for the third quarter related primarily to foreign income taxes.

Income tax expense of $0.7 million and $2.3 million for the three- and nine-month periods ended September 30, 2001 represents foreign tax withholdings related to license and royalty fees received during those

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periods. Of the $2.3 million, approximately $1.0 million related to license and royalty revenue that was deferred at September 30, 2001.

Note 6—Net Income (Loss) Per Common Share (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$2,043	$(3,493)	$(1,565)	$(44,402)

Denominator for basic net income (loss) per common share:
Weighted average common shares outstanding	60,128	60,420	59,942	60,290
Weighted average common shares subject to repurchase	(474)	(1,873)	(586)	(2,378)

Denominator for basic net income (loss) per share	59,654	58,547	59,356	57,912

Basic net income (loss) per common share	$0.03	$(0.06)	$(0.03)	$(0.77)

Denominator for diluted net income (loss) per common share:
Denominator for basic net income (loss) per common share	59,654	58,547	59,356	57,912
Dilutive effect of exercise of outstanding stock options and warrants (assuming proceeds would be used to repurchase common stock)	8,389	—	—	—
Dilutive effect of common shares attributable to common shares subject to repurchase	474	—	—	—

Denominator for diluted net income (loss) per common share	68,517	58,547	59,356	57,912

Diluted net income (loss) per common share	$0.03	$(0.06)	$(0.03)	$(0.77)

The securities listed below have not been included in the computations of diluted net income (loss) per common share for the three and nine-month periods ended September 30, 2002 and 2001 because the inclusion of these securities would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Common stock issuable upon exercise of outstanding warrants	324	2,603	1,791	2,603
Common stock issuable upon exercise of outstanding options	2,316	12,714	16,317	12,714
Common stock subject to repurchase	—	911	438	911

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Related Party Transactions

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

Note 8—Restructuring

At the end of the second quarter of fiscal 2001, we decided to implement a 27% reduction in our work force and to discontinue our Printroom.com operations. We recognized a $2.1 million restructuring charge related to this restructuring. The restructuring was effected in the third quarter of fiscal 2001 to achieve substantial reductions in overhead costs and is substantially complete. The disposition of Printroom.com was implemented through a sale of the Printroom.com assets to a company owned by the management of Printroom.com. We recorded a note receivable of $0.1 million in connection with the transaction and have fully reserved it.

A summary of the restructuring costs is outlined as follows (in thousands):

	Accrued Balance at December 31, 2001	Cash Payments	Non-cash Charges (Credits)	Accrued Balance at September 30, 2002
Reduction in workforce	$415	$(270)	$—	$145
Excess facilities and related costs	298	(36)	—	262
Asset write-offs and other	63	(37)	—	26

	$776	$(343)	$—	$433

Final adjustments relating to workforce reductions and termination agreements will be made in the last quarter of 2002. We expect to pay amounts related to excess facilities and related costs over the terms of the related leases through 2004. Accrued restructuring costs are included with accrued liabilities on the condensed consolidated balance sheet.

Note 9—Comprehensive Loss

Other comprehensive loss for the three-month and nine-month periods ended September 30, 2002 was $41,000 and $80,000, respectively. Other comprehensive loss for the three-month and nine-month periods ended September 30, 2001 was $82,000 and $84,000, respectively. These amounts were attributable to the effects of foreign currency translation. There was no other comprehensive income or loss during these periods.

Note 10—Notes Payable

In September 2001, we established an asset based credit facility with Greater Bay Bank. At September 30, 2002, the balance outstanding under this facility was $8.2 million. Our agreement with Greater Bay Bank provides for interest at an annual rate of the bank’s prime rate plus 4.5% of the gross amount financed, has a term of one year, and is renewable from year to year thereafter. Either party can terminate the facility, at any time, upon 30 days notice. At December 31, 2001 the balance outstanding under this facility was $2.2 million.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the second quarter of 2002, we commenced selling certain receivables denominated in Japanese yen, to a financial institution. The receivables are sold based upon a 1.375% discounted annual rate. We have included the $5.6 million balance outstanding at September 30, 2002 in accounts receivable and in notes payable on the condensed consolidated balance sheet at September 30, 2002.

Note 11—Supplemental Cash Flow Information (in thousands, except share and per share data)

	Nine Months Ended September 30,
	2002	2001
Supplemental cash flow disclosure:
Interest paid	$398	$863
Income taxes paid	$5,258	$2,276
Supplemental disclosure of non-cash financing and investing activities:
Issuance of 565,154 shares of common stock in 2002 upon net exercise of warrants to purchase 812,500 shares of common stock at prices ranging from $0.80-$1.26 per share (weighted average exercise price of $1.14 per share)	$—	$—
Settlement of interest and notes receivable from stockholders with 825,116 shares of common stock	$2,543	$—
Issuance of 104,607 shares of common stock at $3.65 per share for purchase of patents	$382	$—
Re-pricing of warrants in connection with amended credit facility agreement	$—	$792
Repurchase of common stock by cancellation of notes receivable	$—	$1,479
Issuance of warrants in connection with license and royalty agreement	$—	$206

Note 12—Hedging

We have foreign subsidiaries that operate and sell our products in various global markets. As a result, we are exposed to risks associated with changes in foreign currency exchange rates. At any point in time, we might use various hedging instruments, primarily forward contracts, to manage the exposures associated with our net asset or liability positions. We do not enter into derivative financial instruments for speculative or trading purposes.

We record our hedges of foreign currency denominated assets and liabilities at fair value with the related gains or losses recorded in Foreign exchange gain or (loss). During the third quarter of 2002, we recorded hedges on intercompany payables denominated in the British pound and Japanese yen. The gains and losses on these contracts were substantially offset by transaction losses and gains on the underlying balances being hedged. In addition, during the third quarter of 2002, we had foreign currency denominated assets and liabilities that were not hedged. Our net foreign exchange gains (losses) on hedging transactions were $0.1 million for both the three-month and nine-month periods ended September 30, 2002. As of September 30, 2002, we held forward contracts with an aggregate notional value of $8.0 million to hedge the risks associated with British pound and Japanese yen denominated assets and liabilities. We did not enter into any hedging transactions during 2001.

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

Overview

We design, develop and market high-performance flash memory cards that we market as digital film and other flash-based storage products for consumer markets that utilize portable media for the capture and retrieval of digital content. In addition, we market a variety of connectivity products that link our media products to PCs and other electronic devices. Our digital photography products enable customers to capture digital images and download them quickly to a personal computer for editing, distributing and printing. We also license our proprietary controller technology and sell controllers to other manufactures of flash storage media to address markets adjacent to digital photography.

Our digital film combines flash memory from leading suppliers with our patented technology to address the needs of professional, commercial and consumer photographers. Digital film and storage media sales comprised 84.0% of our gross revenues for the first nine months of 2002. Our high-performance digital film can record images faster than other digital film. This performance advantage is particularly noticeable when used in advanced digital cameras that take advantage of our write speed, or the rate at which our film can capture a digital image. Our digital film is compatible with substantially all digital cameras, including those manufactured by Agfa, Canon, Casio, Epson, Fuji, Hewlett-Packard, Kodak, Konica, Minolta, Nikon, Olympus, Polaroid, Ricoh, Sony and Yashica. We offer digital film in the five primary media formats currently used by digital cameras and other electronic devices: CompactFlash, Memory Stick, SmartMedia, Secure Digital Card and MultiMedia Card. We also recently began selling the xD Picture Card which is currently marketed and sold only as digital film although it may in the future be marketed for use in other electronic devices as well.

Our digital film reader/writers are products that facilitate the transfer of digital images to personal computers and other devices without a direct connection to the digital camera. Our JumpShot cable connects the universal serial bus, or USB, port to our USB-enabled CompactFlash digital film to quickly and easily transfer images. In addition, to address the growing market for compact digital data and media storage solutions, we recently began selling our JumpDrive™, a new, high-speed portable USB flash drive for consumer applications that serves a variety of uses including floppy disk replacement.

Our flash memory controller technology can be applied to a variety of consumer electronic applications such as digital music players, laptop computers, personal digital assistants, telecommunication and network devices and digital video recorders. In order to extend our technology into these markets we have selectively licensed our products and technology to third parties. For example, during 2001, we entered into supply and/or license agreements with Smart Modular and more recently with InterWorks, a business unit of the Sanmina-SCI Modular Solutions Division. We agreed to supply ATA flash controllers for InterWorks’ flash-based storage products. InterWorks and Sanmina-SCI have recently begun to integrate our high-performance controller into their business sectors such as data communications, telecommunications, industrial, computing and embedded markets. Also, in 2000, we entered into an agreement with Sony to combine our proprietary controller technology with their Memory Stick media format and include the Memory Stick as one of our digital film products. The Memory Stick is used in a wide variety of consumer electronic products, including camcorders, personal computers, portable music players, cameras and video recorders.

In March 2002, we terminated our prior license agreement with Samsung and executed a new license agreement that renewed and extended the prior license. Under this new agreement, Samsung prepaid fixed royalties due under the prior license agreement at a 5% discount rate. Samsung also paid additional licensing fees for expanded rights to license our technology. We also have an agreement with Samsung under which it is our primary supplier of flash memory.

Revenues.    We generate revenues primarily from the sale of digital film and connectivity products to end-users through mass market, photo and original equipment manufacturer channels. In 2000, we began generating revenues from the licensing of our technology to Sony. In 2001, we began generating licensing revenues under license agreements with Samsung and Olympus. During the third quarter of 2002, we significantly increased our presence in the mass market channel by adding approximately 4,000 retail storefronts, for a total of approximately 29,000 worldwide. We also generate revenues from the sales of our controllers to flash storage manufacturers.

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

We sell our products to certain customers on a consignment basis. As a result, our inventory balance at the end of the third quarter included amounts for consigned inventory. Carrying higher levels of consigned inventory may result in additional operational costs. To date, additional operating costs associated with our consigned inventories have not been significant.

We recognize royalty and license revenues ratably over the term of the agreement when the amounts are fixed and future obligations are insignificant. When amounts are based on the volume of products sold that incorporate our technology, revenue is recognized when earned.

A majority of our sales have been to a limited number of customers. Our top 10 customers accounted for 65.2% of our gross revenues for the nine months ended September 30, 2002 and 62.0% of our gross revenues for the nine months ended September 30, 2001. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for at least the next several years.

Domestic product sales account for the majority of our total net revenues. Net product revenues in the United States represented 66.5% of our total net revenues for the nine months ended September 30, 2002 and 63.2% of our total net revenues for the nine months ended September 30, 2001.

Cost of Revenues.    Our cost of revenues consists primarily of materials costs, with flash memory accounting for a majority of those costs. We maintain relationships with key suppliers, which we believe will be able to provide us with sufficient quantities of flash memory for at least the next 12 months. We have an agreement with Samsung Electronics, Co., Ltd. under which it has become our primary supplier of flash memory and has guaranteed that we will have access to a portion of its available production capacity. The price we have historically paid for flash memory has fluctuated considerably. For example, the price of flash memory decreased significantly in 2001 and decreased more moderately in the first nine months of 2002. We expect that there may be additional price declines during the remainder of 2002 as additional flash memory capacity becomes available. In addition, cost of revenues includes expenses related to materials procurement, inventory management, adjustments and manufacturing. As a result of our agreement with SanDisk, in the second quarter of 2001, we began incurring royalty expenses related to domestic sales of our CompactFlash digital film that utilizes our previous generation controller technology. We do not owe royalties on end user sales made outside of the United States or on digital film that includes our latest generation controller technology.

Research and Development.    Our research and development expenses include salaries and related expenses for research and development personnel, fees for outside consultants, patent costs and prototype development and materials costs. Research and development activities are primarily focused on developing the technology for new products and product enhancements, as well as supporting existing products. We believe that continued investment in research and development is important to attain our strategic objectives. In the fourth quarter of 2002, we expect research and development expenses to moderately increase compared with our research and development expenses in the third quarter of 2002.

Sales and Marketing.    Our sales and marketing expenses include salaries and related expenses for sales and marketing personnel, advertising, customer service, technical support, distribution and travel and trade show expenses. In the fourth quarter of 2002, we expect sales and marketing expenses to be consistent with the third quarter of 2002, except for certain selling and marketing costs, such as advertising, order fulfillment and commission costs, that generally fluctuate with the level of sales.

General and Administrative.    Our general and administrative expenses include salaries and related expenses for executive, administrative and operational personnel, fees for professional services and other corporate expenses. In the fourth quarter of 2002, we expect general and administrative expenses to increase significantly as a result of increased litigation expenses that we expect to incur in our expanded efforts to protect our intellectual property. If additional litigation were filed against us, we expect that our general and administrative expenses could increase significantly beyond our current expectations.

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

Our History of Losses

The three months ended September 30, 2002 yielded the second profitable quarter in our history. However, we have incurred significant losses to date. As of September 30, 2002, we had an accumulated deficit of approximately $137.4 million. We intend to continue to expend significant financial and management resources on developing additional products and services, improving our technologies, protecting our intellectual property and meeting increased working capital needs. As a result, we may not be able to sustain profitability and we expect to incur negative operating cash flows during the remainder of 2002. In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily indicative of our future growth.

Results of Operations

The following table sets forth our statement of operations data expressed as a percentage of net sales for the periods indicated:

	Three months ended		Nine months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net revenues:
Product revenues	90.4%	78.9%	88.1%	84.8%
License and royalty revenues	9.6%	21.1%	11.9%	15.2%

Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of product revenues	75.0%	71.3%	73.9%	102.6%

Gross margin	25.0%	28.7%	26.1%	(2.6)%

Operating expenses:
Research and development	2.9%	6.7%	3.5%	8.6%
Sales and marketing	10.0%	23.0%	11.1%	31.2%
General and administrative	4.9%	13.8%	6.1%	19.7%
Goodwill impairment	—	—	—	5.5%
Restructuring charge	—	—	—	4.0%
Stock-based compensation	0.9%	(0.4)%	1.2%	3.6%

Total operating expenses	18.7%	43.1%	21.9%	72.6%

Income (loss) from operations	6.3%	(14.4)%	4.2%	(75.2)%
Other income and expense:
Interest and other expense	(0.3)%	(3.0)%	(0.5)%	(7.6)%
Interest and other income	0.3%	0.8%	0.3%	1.7%
Foreign exchange gain (loss)	0.0%	1.1%	0.2%	(0.4)%

Total other income and expense	0.0%	(1.1)%	0.0%	(6.3)%

Income (loss) before income taxes	6.3%	(15.5)%	4.2%	(81.5)%

Income taxes	1.9%	3.7%	5.6%	4.4%

Net income (loss)	4.4%	(19.2)%	(1.4)%	(85.9)%

Revenues

Total net revenues for the third quarter of 2002 increased approximately $27.6 million, or 152.0%, to $45.7 million from $18.1 million for the third quarter of 2001. Total net revenues for the nine months ended September 30, 2002 increased approximately $56.8 million, or 109.8%, to $108.5 million from $51.7 million for the nine months ended September 30, 2001.

Product revenues comprised 90.4% and 78.9% of total revenues for the third quarters of 2002 and 2001, respectively. Product revenues for the third quarter of 2002 increased approximately $27.0 million, or 188.6%, to $41.3 million from $14.3 million in the third quarter of 2001. Product revenues comprised 88.1% and 84.8% of total net revenues for the first nine months of 2002 and 2001, respectively. Product revenues for the first nine months of 2002 increased approximately $51.7 million, or 117.9%, to $95.6 million from $43.9 million for the first nine months of 2001. The increase in product revenues for the comparative three-month and nine-month periods was primarily the result of significantly increased demand in the retail and OEM channels that was partially offset by declining average selling prices. During the third quarter of 2002, we continued to see moderation in the rate of decline of average selling prices compared to the declines experienced during 2001. In the third quarter of 2002, we derived 70.1%, 13.1% and 16.4% of our product revenues from sales to customers in the United States, Europe and Japan, respectively. In the third quarter of 2001, we derived 74.8%, 17.2% and

5.8% of our product revenues from sales to customers in the United States, Europe and Japan, respectively. One customer accounted for 13.4% of our gross product revenues in the third quarter of 2002. Two customers accounted for 13.6% and 13.4% of our gross product revenues in the third quarter of 2001. In the first nine months of 2002, we derived product revenues of 75.5%, 12.3% and 11.8% from customers in the United States, Europe and Japan, respectively. In the first nine months of 2001, we derived product revenues of 74.5%, 18.0% and 5.9% from customers in the United States, Europe and Japan, respectively. Two customers accounted for 14.5% and 14.1% of our gross product revenues in the first nine months of 2002. One customer accounted for 11.1% of our gross product revenues in the first nine months of 2001.

License and royalty revenues comprised 9.6% and 21.1% of our total net revenues for the three months ended September 30, 2002 and 2001, respectively. License and royalty revenues for the third quarter of 2002 increased $0.6 million, or 14.9%, to $4.4 million from $3.8 million in the third quarter of 2001. The increase in license and royalty revenues was primarily the result of the license and royalty agreements that we entered into during the first quarter of 2002. License and royalty revenues comprised 11.9% and 15.2% of total net revenues for the nine months ended September 30, 2002 and 2001, respectively. License and royalty revenues for the first nine months of 2002 increased $5.1 million, or 64.9%, to $12.9 million from $7.8 million in the first nine months of 2001. The increase in license and royalty revenues was primarily the result of the license and royalty agreements that we entered into during the second half of 2001 and the first quarter of 2002.

Cost of product revenues

Cost of product revenues increased 165.0% to $34.3 million for the third quarter of 2002 from $12.9 million for the third quarter of 2001. Cost of product revenues increased 51.1% to $80.2 million for the first nine months of 2002 from $53.1 million for the first nine months of 2001. The increase in cost of product revenues for each of these periods was primarily the result of the increase in both the number of units and the average capacity of products manufactured and sold. These factors were partially offset by the decreases in the cost of flash memory compared to the cost in the comparable periods of 2001, and the benefits of improved inventory control and turnover compared to the comparable periods of 2001.

Gross margin

Gross margins for product revenues in the third quarter of 2002 increased to 17.0%, as compared to 9.6% in the third quarter of 2001. Gross margins for product revenues in the first nine months of 2002 increased to 16.1%, as compared to a negative margin of (20.9)% in the first nine months of 2001. These increases were primarily the result of decreases in product costs, moderation in the rate of decline of average selling prices, reductions in price protection charges, and improved inventory control and turnover. Implementation of EITF 00-25 and EITF 01-09 resulted in classification of certain revenue reductions that negatively impacted product margins in the third quarter and in the first nine months of 2002 by approximately 2 percentage points.

Operating expenses

Research and Development.    For the third quarter of 2002, research and development expenses increased to $1.3 million, or 2.9% of total net revenues, from $1.2 million, or 6.7% of total net revenues, for the third quarter of 2001. For the first nine months of 2002, research and development expenses decreased to $3.8 million, or 3.5% of total net revenues, from $4.4 million, or 8.6% of total net revenues, for the first nine months of 2001. The decrease in research and development expenses for the first nine months of 2002 compared to the first nine months of 2001 was primarily due to the disposition of Printroom.com. The increase in our total net revenues accounted for approximately 76% of the reduction in research and development expenses as a percentage of net revenues for the first nine months of 2002 as compared to the first nine months of 2001 and the decrease in expenditures related to Printroom.com accounted for the remainder of the reduction.

Sales and Marketing.    Sales and marketing expenses for the third quarter of 2002 increased to $4.6 million, or 10.0% of total net revenues, as compared to $4.2 million, or 23.0% of total net revenues, for the third quarter of 2001. Sales and marketing expenses for the first nine months of 2002 decreased to $12.0 million, or 11.1% of net revenues, as compared to $16.2 million, or 31.2% of net revenues, for the first nine months of 2001. The increase in sales and marketing expenses for the third quarter of 2002 compared to the third quarter of 2001 was primarily due to increases in expenses that vary directly with sales, such as advertising, order fulfillment and sales commissions, which was partially offset by lower inclusion of market development costs. The increase in revenues accounted for the reduction in sales and marketing expenses as a percentage of total net revenues in the third quarter of 2002 as compared to the third quarter of 2001. The decrease in sales and marketing expenses for the first nine months of 2002 compared to the first nine months of 2001, was primarily due to reductions in employee compensation costs related to the restructuring we implemented in the second quarter of 2001, lower advertising costs and lower inclusion of market development costs, which were partially offset by increases in expenses which vary with directly with sales, such as order fulfillment and sales commissions. The decrease in actual expenditures accounted for approximately 40% of the reduction in sales and marketing expenses as a percentage of total net revenues for the first nine months of 2002 as compared to the first nine months of 2001, and the increase in revenues accounted for the remainder of the reduction.

General and Administrative.    General and administrative expenses for the third quarter of 2002 decreased to $2.3 million, or 4.9% of total net revenues, as compared to $2.5 million, or 13.8% of total net revenues, for the third quarter of 2001. General and administrative expenses for the first nine months of 2002 decreased to $6.6 million, or 6.1% of total net revenues, as compared to $10.2 million, or 19.7% of total net revenues for the first nine months of 2001. The decrease in general and administrative expenses in the first nine months of 2002 compared to the first nine months of 2001 periods was primarily due to lower employee compensation related costs due to the restructuring that we implemented in the second quarter of 2001 and lower legal expenses. The decrease in actual expenditures accounted for approximately 15% of the reduction in general and administrative expenses as a percentage of total net revenues for the third quarter of 2002 as compared to the third quarter of 2001 and the increase in our total net revenues accounted for the remainder of the reduction. The decrease in actual expenditures accounted for approximately 50% of the reduction in general and administrative expenses as a percentage of total net revenues for the first nine months of 2002 as compared to the first nine months of 2001 and the increase in revenues accounted for the remainder of the reduction. As we incur increased litigation expenses as part of our expanded efforts to protect our intellectual property, we expect that general and administrative expenses will increase significantly. If additional litigation were filed against us, we expect that our general and administrative expenses could increase significantly beyond our current expectations.

Goodwill impairment.    During the first nine months of 2001, a charge of $2.9 million was recognized as an impairment charge against Printroom.com goodwill. There were no such charges during the first nine months of 2002.

Restructuring.    At the end of the second quarter of fiscal 2001, we decided to implement an approximately 27% reduction in our work force and to discontinue our Printroom.com operations. These actions were taken to allow us to focus on our core competitive strengths and position us for future revenue growth and near-term profitability. In connection with these decisions, we recognized a $2.1 million restructuring charge in the second quarter of fiscal 2001 for estimated severance costs related to organizational changes and the planned reduction in work force, to reduce property and equipment to its estimated realizable value and to provide for consolidation of excess facilities and other charges related to the discontinuance of our operation of Printroom.com. At September 30, 2002, the balance of the restructuring reserve was approximately $0.4 million, which primarily represents facilities costs.

Stock-based compensation.    Stock-based compensation expense was $0.4 million in the third quarter of 2002 and $(0.1) million in the third quarter of 2001. Stock-based compensation for the nine months ended September 30, 2002 decreased to $1.3 million, as compared to $1.8 million for the nine months ended September 30, 2001. The decrease resulted from the declining amortization rate under FIN No. 28, as well as from the reduction of employees as a result of the restructuring effected in 2001.

Other Income and Expense

Interest and other expense for the third quarter of 2002 decreased to $0.1 million as compared to $0.5 million for the third quarter of 2001. Interest and other expense for the third quarter of 2002 consisted primarily of interest on short-term borrowings. Interest and other expense for the third quarter of 2001 included imputed interest of $0.3 million, associated primarily with the amortization of the value of the warrants issued and fees paid in connection with The Chase Manhattan Bank and Access Technology Partners credit facilities, the write-off of the remaining balances related to fees on the Chase loan that was repaid and the costs associated with the warrants issued to Chase. Interest and other expense for the first nine months of 2002 decreased to $0.6 million as compared to $3.9 million for the first nine months of 2001. Interest and other expense for the first nine months of 2002 consisted primarily of interest on short-term borrowings. The imputed interest and other non-cash interest for the first nine months of 2001 was $3.0 million and included a $0.7 million forbearance charge.

Interest and other income for the third quarter of 2002 was $0.1 million and is consistent with the third quarter of 2001. For the first nine months of 2002, interest and other income decreased to $0.3 million as compared to $0.9 million in the first nine months of 2001. The decrease was primarily due to lower interest rates in 2002.

The net foreign exchange gain reported in the third quarter of 2002 was nominal, compared to the net gain of $0.2 million reported in the third quarter of 2001. The net foreign exchange gain for the nine months ended September 30, 2002 was $0.2 million, compared to a net foreign exchange loss of $0.2 million for the nine months ended September 30, 2001. These amounts were primarily attributable to European and Japanese sales activities and fluctuations in the British pound and the Japanese yen against the U.S. dollar, in each of the periods. Our net foreign exchange gains on hedging transactions were $0.1 million for both the three-month and nine-month period ended September 30, 2002. We did not enter into any hedging transactions in 2001.

Income Taxes

Income tax expense for the third quarter of 2002 was $0.9 million, or 1.9% of total net revenues, compared to income tax expense for the third quarter of 2001 of $0.7 million, or 3.7% of total net revenues. Income tax expense in the third quarter of 2002 resulted primarily from the State of California’s decision during the third quarter to retroactively suspend the state income tax net operating loss deduction for a two-year period for income years beginning on or after January 1, 2002. Income tax expense in the third quarter of 2001 represented foreign taxes withheld on payments from foreign licensees. Income tax expense for the first nine months of 2002 was $6.1 million, or 5.6% of total net revenues, of which $5.2 million represented foreign taxes withheld from a license prepayment received from Samsung. For the first nine months of 2001, income tax expense of $2.3 million, or 4.4% of total net revenues, represented foreign taxes withheld on license revenues. Withholding taxes are recoverable only as a credit against federal income taxes. Due to the uncertainty of the recoverability, the withholding taxes have been reflected as income tax expense. There will be no future foreign income tax expense associated with these license fees.

Liquidity and Capital Resources

Net cash provided by operating activities was $9.0 million for the nine months ended September 30, 2002 as compared to net cash used in operating activities of $9.0 million for the nine months ended September 30, 2001. For the first nine months of 2002, our net loss of $1.6 million, when adjusted for non-cash charges of approximately $2.3 million, resulted in operating cash provided of $0.7 million before changes in operating assets and liabilities. During the first nine months of 2002, our cash position from operations was favorably impacted by the receipt of the Samsung license payment which, along with the increase in deferred product revenues, resulted in the net increase in deferred revenue of $23.5 million, and by an increase of $17.9 million in accounts payable and accrued liabilities. This favorable impact was offset by increases in accounts receivable of $18.3 million and increases in inventory and other assets of $14.8 million. The $18.3 million increase in accounts receivable was primarily due to the increases in our total net revenues and deferred product revenues. In the first nine months of 2001, our net cash used in operating activities was primarily attributable to our net loss, adjusted for non-cash items, decreases in inventory, accounts payable and accrued liabilities and other assets, and increases in deferred revenue and accounts receivable.

Net cash used in investing activities was $1.6 million for the nine months ended September 30, 2002, which was the result of purchases of property and equipment and patents. Net cash provided by investing activities was $19.1 million for the nine months ended September 30, 2001, which was primarily proceeds from the sale of short-term investments.

Net cash provided by financing activities was $10.2 million for the nine months ended September 30, 2002, which was primarily the result of debt proceeds of $37.6 million which were primarily from our asset based credit facility with Greater Bay Bank, and net proceeds from equity transactions of $1.2 million, offset by debt repayments of $25.9 million primarily against our asset based credit facility with Greater Bay Bank and the $2.7 million increase in restricted cash. Net cash used in financing activities was $5.1 million for the nine months ended September 30, 2001, which was primarily the result of $6.4 million in repayment of notes and the $1.3 million increase in restricted cash, and $0.6 million in net proceeds from equity transactions.

In September 2001, we established an asset based credit facility with Greater Bay Bank. During the fourth quarter of 2002, Greater Bay Bank committed to increase the availability under the facility from $15.0 million to $20.0 million subject to our acceptance of the terms and conditions associated with the commitment. The amount that we can draw under this facility is limited to a portion of our eligible receivables. At September 30, 2002, the balance outstanding under this facility was approximately $8.2 million. Under an agreement with a financial institution, we also have the ability to factor certain Yen denominated receivables and the balance factored at September 30, 2002 was approximately $5.6 million.

From our inception until the completion of our initial public offering in August 2000, we financed our operations primarily through private sales of our common stock and preferred stock and, to a lesser degree, through debt financings. At September 30, 2002, we had approximately $31.2 million in cash and cash equivalents and restricted cash. We currently anticipate that this amount, together with funds available under our bank and vendor credit facilities, will be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 months at our current operating levels. However, it is likely that we would need to raise additional funds prior to the expiration of this period to fund additional growth or if we do not realize our expectation of continued operating income and incur operating losses that deplete our working capital, or if we are unable to maintain our existing credit facilities. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing shares of common stock, preferred stock, debt securities, or warrants pursuant to our effective shelf registration statement or otherwise, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to maintain our product development schedule, respond to competitive pressures or grow our business.

Following is a table outlining our contractual obligations and commercial commitments at September 30, 2002:

	Payments due by period (in thousands)
	Total amount committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations:
Operating leases	$2,018	$824	$1,129	$65	$—

Other commercial commitments:
Standby letters of credit	5,000	5,000	—	—	—
Borrowings	14,100	13,980	120	—	—

Total	$19,100	$18,980	$120	$—	$—

Total contractual obligations and commercial commitments	$21,118	$19,804	$1,249	$65	$—

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

Our quarterly operating results and gross margins declined significantly in the first quarter of 2001, and while they have subsequently improved, they may vary significantly in the future based on a number of factors related to our industry and the markets for our products. We will have little or no control over many of these factors and any of these factors could cause our operating results and gross margins, and consequently the price of our common stock, to fluctuate significantly. These factors include, among others:

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

•	any lessening or decline in the trend of sequential increases of the capacity per unit sold of digital storage media;

•	competing flash memory card standards, which displace the standards used in our products;

•	availability of sufficient silicon wafer foundry capacity to meet customer demand;

•	shortages of components such as capacitors and printed circuit boards required for the manufacturing of our products;

•	exchange rate fluctuations, particularly the U.S. dollar to Japanese yen exchange rate;

•	the mix of business between retail, OEM and licensing;

•	commencement of or involvement in litigation;

•	potential product quality problems which could raise return or rework costs; and

•	whether we can sell controllers in the volumes and at the prices we anticipate.

In addition, as a result of the emerging nature of our market, we may be unable to accurately forecast our revenues and gross margins. We incur expenses based predominantly on operating plans and estimates of future revenues. Our expenses are to a large extent fixed and we may not be able to adjust them quickly to meet a shortfall in revenues during any particular quarter. We also plan inventory levels based on anticipated revenues. Any significant shortfall in revenues in relation to our expenses and planned inventories would decrease our net income or increase our operating losses and would also harm our financial condition. Declines in our operating results or gross margins may cause us to fail to meet the expectations of investors or securities analysts. If this were to happen, the market price for our common stock would likely decline significantly.

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop or enhance our products, expand our operations or respond to competitive pressures.

We had approximately $31.2 million in cash and cash equivalents and restricted cash as of September 30, 2002. We currently anticipate that this amount, together with funds available under our bank and vendor credit facilities, will be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 months at our current operating levels. However, it is likely that we would need to raise additional funds prior to the expiration of this period to fund additional growth or if we do not realize our expectation of continued operating income and incur operating losses that deplete our working capital, or if we are unable to maintain our existing credit facilities. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing shares of common stock, preferred stock, debt securities, or warrants pursuant to our effective shelf registration statement or otherwise, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to maintain our product development schedule, respond to competitive pressures or grow our business.

We primarily depend upon Samsung for our flash memory, and if Samsung is unable to provide us with sufficient quantities of flash memory in a timely manner and remain technologically competitive and competitive on its price and sales terms, or if Samsung were to reduce or eliminate our credit terms, we would not be able to manufacture and deliver digital film to our customers in accordance with their volume, price and schedule requirements, or we would have to seek alternate suppliers or additional financing.

As a result of the supply agreement we entered into with Samsung in April 2001, it has become our primary supplier of flash memory, which is a significant component of our digital film. We expect that the demand for flash memory over the next several years will be substantially greater than in past periods due to the increasing acceptance of digital cameras and other digital consumer products. If we are unable to obtain sufficient quantities of flash memory from Samsung or, if necessary, from another flash memory supplier in a timely manner we would not be able to manufacture and deliver flash memory products to satisfy our customers’ requirements. In addition, if Samsung does not offer us sales terms and credit that are sufficient to meet our growing needs, we might have to seek alternate suppliers or additional financing. Furthermore, if Samsung is unable to ensure that its flash memory is technologically and price competitive or has any interruptions in shipment for any reason, we may also be unable to satisfy our customers’ requirements. For example, Samsung is emphasizing smaller flash geometries over multi-level cell technology. If multi-level cell technology can be manufactured in volume at high yields, it could offer significant cost advantages over single-level cell technologies. If we are unable to satisfy the requirements of our customers, they may reduce any future orders or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. Because we will likely obtain most of our flash memory from Samsung for the foreseeable future, our relationships with other flash suppliers may not be as strong as they had been in the past. Other flash suppliers may not be able to supply our flash memory needs if we cannot obtain adequate supplies from Samsung. Even if we are able to obtain flash memory in sufficient volume and on schedules that permit us to satisfy our delivery requirements, we cannot assure you that the prices charged by these suppliers will enable us to compete effectively in our market. Samsung and many other potential suppliers of flash memory are located in Asia, a region that has been, and in the future may be, affected by economic and political instability that could adversely affect the price and supply of flash memory. If we are unable to obtain flash memory at economical prices, our margins would decline unless we could raise the prices of our products in a commensurate manner. The existing competitive conditions may not permit us to do so, in which case we may suffer increased losses or reduced profits.

The solid-state storage market is evolving and future digital film formats may not use our core technology or we may be forced to pay a royalty to sell digital film in these formats.

Our products may become less useful to our customers if we are unable to respond to technological advances in our industry or as innovative products become available to our customers. Although the majority of digital cameras currently use Compact Flash, Memory Stick or Smart Media Cards, future digital cameras may use other digital film formats such as the Secure Digital Card or the recently announced xD Picture Card, formats which we do not currently manufacture. We may have to obtain a license before we are able to manufacture such digital film formats. For example, a consortium led by SanDisk, Matsushita and Toshiba introduced the Secure Digital Card format and charges license fees to other companies that want to manufacture this product. We currently source such products from third parties. We may be unable to secure licensing arrangements that give us the right to manufacture these or other future digital film formats at reasonable rates or at all. If we are not able to supply all digital film formats or if we were to have product shortages, our customers would likely cancel orders or seek other suppliers to replace us. Matrix Semiconductor has announced that it soon plans to introduce a one time programmable memory with significant cost savings over the types of memory that are currently commercially available. If we are unable to obtain such technology at competitive prices, our business may be adversely affected. Further, future digital cameras may use other digital film formats, such as compact discs, rotating media, micro-optical storage or magneto-optical storage, which may not use our controller technology. For example, DataPlay has introduced a low cost micro-optical device. If these other digital film formats were to gain broad consumer acceptance, demand for our controller technology would decline, which would negatively impact our gross margins and operating results.

Increased competition in the digital film market may lead to a decrease in our revenues and market share.

We currently compete in an industry characterized by intense competition, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. Our existing competitors include many large domestic and international companies that have longer operating histories and greater brand name recognition, greater access to flash memory, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with retailers, OEMs and end users. As a result, these competitors may be able to better absorb price declines, adapt more quickly to new or emerging technologies or devote greater resources to the promotion and sale of their products than we may. Ultimately, this may lead to a decrease in our sales and market share.

Our primary competitors are companies that sell digital film into the consumer and original equipment manufacturer digital film markets. These companies are primarily manufacturers with both controller and flash memory capabilities, such as Hitachi, SanDisk and Toshiba. Samsung has recently begun to sell flash memory cards in larger volumes to third parties, including to our competitors. Hitachi has recently made several announcements that suggest that it has increased its commitment to flash memory. SanDisk and Toshiba now jointly develop and manufacture high-performance flash memory. Because flash memory represents a significant portion of the cost of digital film, SanDisk may have a competitive advantage in that it will have access to high-capacity flash memory at prices that may be substantially below the prices that Samsung will charge.

We also compete with manufacturers, package or card assemblers and resellers that combine controllers and flash memory developed by others, such as Hitachi, Toshiba or SanDisk, into flash memory cards, including Dane-Elec Manufacturing, Delkin Devices, Inc., Fuji, Kingston Technology, M-Systems, PNY, Pretec, Ritek, Simple Technology, Smart Modular Technologies, Sony Corporation, TDK Corporation, Viking and many others. Additionally, Hitachi and Samsung, as well as flash controller developers such as Solid State System Co. Ltd. (3-S), compete with our controller and card sales.

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

We incurred net losses of approximately $1.6 million for the nine months ended September 30, 2002, and as of September 30, 2002, we had an accumulated deficit of approximately $137.4 million. Although we sustained profitability in the third quarter of 2002, we cannot assure you that we will be able to sustain profitability in future periods, and we expect to incur negative operating cash flows during the remainder of 2002. Our ability to sustain profitability depends on the rate of growth of the markets for digital cameras, digital film and digital storage media, the extent to which our products, particularly our higher margin products, are accepted by these markets, our ability to charge a premium for our higher performance products and our ability to adequately control our operating expenses. We also must continue to reduce the costs of producing and selling our digital film products by controlling our internal and channel inventory, securing the best available pricing for flash cards and components used in our digital film products and reducing our manufacturing costs. If we are unsuccessful in increasing revenues from our higher margin products and controlling our operating expenses, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

Although consumers have recently begun to purchase digital cameras in volume, they still exert pressure on digital camera manufacturers and on us to lower prices of digital photography products, like our digital film, to prices comparable to those of traditional photography products. Our competitors also impose pricing pressures on us. In addition, because a large percentage of our sales are to a small number of customers that are primarily retail consumer chains, distributors and large original equipment manufacturers, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. In 2000, 2001 and in the first nine months of 2002, we significantly reduced the prices of many of our digital photography products, and may need to do so in the future to remain competitive. Any reduction in prices by us will negatively impact our gross margins unless we can manage our internal and channel inventories to minimize such price declines and reduce our costs. We also sell our products to certain customers on a consignment basis. As a result, our inventory balance at the end of the third quarter included amounts for consigned inventory. Carrying higher levels of consigned inventory may result in additional operational costs. To date, additional operating costs associated with our consigned inventories have not been significant.

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

More than half of our product sales in 2001 and in the first three quarters of 2002 were made through distributors and retailers to which we have provided price protection. In the third quarter of 2002, we incurred approximately $1.9 million in price protection charges, and we anticipate that we will continue to incur price protection charges for the foreseeable future due to competitive pricing pressures. If our price protection reserves are insufficient or we are not able to estimate future charges, our revenues and gross margins would be adversely affected in future periods.

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

If we are unable to generate increased revenue from licensing our controller technology for application in other products and selling our controllers on a stand-alone basis to third parties, our gross margins may be negatively impacted and we will have difficulty sustaining profitability.

We have historically derived the substantial majority of our revenues from the sale of our digital film and connectivity products. We believe, however, that our future growth and ability to sustain profitability may depend on our ability to license our proprietary controller technology for use in new digital photography applications or applications in other markets, such as music, video and cell phones, and to generate increased revenues from the sales of our controllers. If we fail to generate significant licensing revenues from these activities or increase the revenues we derive from our controller sales, we may not grow our revenues and margins as planned and we may have difficulty sustaining profitability.

We depend on a few key customers and the loss of any of them could significantly reduce our revenues.

Historically, a small number of our customers have accounted for a significant portion of our revenues. During the third quarter of 2002, sales to the ten customers from which we received the greatest revenues accounted for approximately 66.5% of our total gross revenues. Our revenues could decline if one or more of these customers were to significantly reduce, delay or cancel their orders, decide to purchase digital film manufactured by one of our competitors, develop and manufacture their own digital film or cease operations due to the downturn in the global economy or otherwise. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, would also reduce our revenues. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

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

We sell a significant percentage of our digital film products to retailers, most notably CompUSA, Ritz, Target, and Wal-mart rather than through original equipment manufacturers. As such, we are subject to many risks, including the following:

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

ZETEX Semiconductors is the sole manufacturer of transistors for our CompactFlash and connectivity products, NEC is the sole manufacturer of connectors for our JumpDrive product and Japan Aviation Electronics Industry, Ltd. (JAE) is the sole manufacturer of the interface circuit for our JumpDrive product. We rely on additional vendors for other critical components. Because we depend on single suppliers for certain key components, and do not have a long-term supply contract with these suppliers, we face the risk of inadequate component supply, price increases, late deliveries and poor component quality. Any supplier may terminate their relationships with us or pursue other relationships with our competitors, and if we were to lose our relationship with these single suppliers, the lead time required to qualify new suppliers could be as long as three months. Also, if we lose our single suppliers or these suppliers are otherwise unable to satisfy our volume and delivery schedule requirements, it may be difficult to locate any suppliers who have the ability to develop, manufacture and deliver the specialized components we need for our products. If we are unable to accurately predict our supply needs, or if our supply of components is disrupted, our reputation may be harmed and we may lose existing customers or be unable to attract new customers.

We also do not manufacture certain flash memory cards such as the SD Card, SmartMedia Card, xD Picture Card or Multi-Media Card. Until we develop our own flash memory controller for these and other products, we purchase such cards from third parties for resale. We do not have a long-term supply contract with these suppliers, and therefore face the risks of inadequate supply, price increases, late delivery or unavailability. If our supply of such products is disrupted, our reputation may be harmed and we may lose existing customers or be unable to attract new customers.

We depend on United Microelectronics Corporation, or UMC, to manufacture all of our controllers, and if we are unable to obtain from UMC sufficient quantities of controllers at acceptable quality, yields and prices, and in a timely manner, we may not be able to meet customer demand for our products, which could limit the growth and success of our business.

We do not own or operate a semiconductor fabrication facility. Instead, we rely on a single outside foundry, UMC of Taiwan, to produce all of our controller products. Our reliance on an independent foundry involves a number of significant risks, including:

•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

•	lack of guaranteed production capacity or product supply; and

•	unavailability of, or delayed access to, next-generation or key process technologies.

We do not have a long-term supply agreement with UMC and instead obtain manufacturing services on a purchase order basis. UMC has no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of UMC, and UMC may reallocate capacity to other customers on short notice, even during periods of high demand for our products. If UMC were to become unable or unwilling to continue manufacturing our controllers in the required volumes, at acceptable quality, yields and prices, and in a timely manner, we might not be able to meet customer demand for our products, which could limit the growth and success of our business. Although we have attempted to diversify our sources of controllers by qualifying other fabs, we cannot assure you that they will have sufficient capacity to accommodate our demand at any particular time.

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

Our CompactFlash digital film is currently assembled and tested by Venture Manufacturing in the United States and Singapore and also by PC Partner in China. We do not have a long-term agreement with Venture Manufacturing or PC Partner and typically obtain services from them on a per order basis. Additionally, our controllers are assembled, tested and packaged primarily by Advanced Semiconductor Engineering, Inc. in Taiwan and Multitech Design & Test, Inc. in Sunnyvale, California. Our reliance on these subcontractors involves risks such as reduced control over delivery schedules, quality assurance, inventory levels and costs. These risks could result in product shortages or increase our costs of manufacturing, assembling or testing our products. If these subcontractors are unable or unwilling to continue to provide assembly and test services and deliver products of acceptable quality, at acceptable costs and in a timely manner, we would have to identify and qualify other subcontractors. This could be time-consuming and difficult and result in unforeseen operations problems.

Our unit volume has increased substantially over the last year and has strained our operations infrastructure and our supply chain.

Over the last year, the number of units we manufacture on a weekly basis has increased significantly. This significant increase in growth has strained our supply chain and operations capabilities. If we are not able to continue to accommodate this increased unit demand from our customers, we may have product shortages. If we were to have product shortages, our customers would likely cancel orders or seek other suppliers to replace us. In addition, we must continue to make significant investments in our existing internal information management systems to support increased manufacturing, as well as accounting and other management related functions. Our systems, procedures and controls may not be adequate to support rapid growth, which could in turn harm our business, financial condition and results of operations.

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

Our significant sales outside the United States subject us to increasing foreign political and economic risks, including foreign currency fluctuations, and it may be difficult for us to anticipate demand and pricing in those regions or effectively manage the distributor channels and relationships in those regions.

Sales outside of the United States accounted for 36.7% of our total net revenues for the quarter ended September 30, 2002. We generated a majority of our international revenues from licensing agreements in Asia and product sales in Europe and Asia. The European and Asian markets are intensely competitive. One of our principal growth strategies is to expand our presence in this and other international markets both through increased international sales and strategic relationships. We have begun conducting transactions in the euro, and are expanding distribution of our products into Latin America. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our net revenues in future periods. Accordingly, we are subject to international risks, including:

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

In addition, if we are unable to accurately anticipate demand and pricing of products in international markets, or if we cannot work effectively with our distribution partners to create demand, develop effective marketing programs, manage inventory levels and collect receivables in a timely fashion, our operating results will be harmed and our stock price will likely decline.

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

We have foreign subsidiaries that operate and sell our products in various global markets. As a result, we are exposed to risks associated with changes in foreign currency exchange rates. At any point in time, we might use various hedging instruments, primarily forward contracts, to manage the exposures associated with our net asset or liability positions. However, we cannot assure you that any policies or techniques that we have implemented will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations.

Risks Related to Our Industry

Our business will not succeed unless the digital photography market continues to grow and is accepted by professional, commercial and consumer users.

We currently depend on sales of digital film and connectivity products for a substantial portion of our revenues, which exposes us to substantial risk in the event the digital photography market does not grow rapidly. The digital photography market is in an early stage of development and is rapidly evolving. The success of this market depends on many factors, including:

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

Our revenues and our ability to sustain profitability depends significantly on the overall demand for digital film and related products. Our customers’ decisions to purchase our products are largely discretionary. The slowdown in the U.S. and global economy may cause customers to defer or alter purchasing decisions, and accordingly could reduce demand for our products. Softening demand for these products caused by worsening economic conditions has resulted in the past, and may again in the future result, in decreased revenues. As a result, there is uncertainty with respect to our expected revenues for the balance of 2002, and further delays or reductions in spending on digital film and related products could have a material adverse effect on our revenues and operating results.

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

We depend on the research and development, marketing and sales efforts of digital camera manufacturers in developing, marketing and selling digital cameras that can use our more advanced existing and future products. Most of the digital cameras currently available on the market do not incorporate technologies that can take advantage of the speed available in our fastest digital film products. If digital camera manufacturers do not successfully develop, market and sell digital cameras that take full advantage of our most advanced products, from which we realize higher gross margins, the growth and success of our business may be negatively impacted.

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

We are a party to litigation with third parties to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. We expect to be involved in additional patent litigation in the near future. These lawsuits could subject us to significant liability for damages. These lawsuits could also lead to the invalidation of our patent rights. Patent lawsuits are extremely expensive and time-consuming and can divert management’s time and attention. When we sue other companies for patent infringement, it may prompt them to respond by suing us for infringement of their patents. We are also negotiating license agreements with third parties, which could result in litigation if these negotiations are unsuccessful. Additional patent litigation would significantly increase our legal expenses, which would result in higher operational expenses and lower operating margins. Any potential intellectual property litigation also could force us to do one or more of the following:

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

Item 3.    Quantitative and Qualitative Disclosures Regarding Market Risk.

Foreign currency risk.    We sell our products primarily to customers in the U.S. and, to a lesser extent, Japan, Europe and Canada. Most of our sales are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our sales will be denominated in British pounds, the Japanese yen and possibly the Euro and Latin American currencies. As a result, it is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar rises in comparison to the local currency, which may make it more difficult to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Approximately 24.5% of our product revenues for the nine months ended September 30, 2002 were derived from countries other than the United States. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. In addition, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. These risks could become more significant if we expand business outside the U.S. or if we increase sales in non-U.S. dollar denominated currencies.

We have adopted and implemented a hedging policy to mitigate these potential risks. At any point in time, we might use various hedge instruments, primarily forward contracts, to manage the exposures associated with our net asset or liability positions. However, we cannot assure you that any policies or techniques that we have implemented, or may implement in the future, will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes.

We record our hedges of foreign currency denominated assets and liabilities at fair value with the related gains or losses recorded in Foreign exchange gain or (loss). During the third quarter of 2002, we entered into hedges on intercompany payables denominated in the British pound and Japanese yen. The gains and losses on these contracts were substantially offset by transaction losses and gains on the underlying balances being hedged. In addition, during the third quarter of 2002, we had foreign currency denominated assets and liabilities that were not hedged. Our net foreign exchange gains (losses) on hedging transactions were $0.1 million for both the three-month and nine-month periods ended September 30, 2002. As of September 30, 2002, we held forward contracts with an aggregate notional value of $8.0 million to hedge the risks associated with British pound and Japanese yen denominated assets and liabilities. We did not enter into any hedging transactions during 2001.

Interest rate risk.    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. The risk associated with fluctuating interest expense is limited to the exposure related to those debt instruments and credit facilities that are tied to market rates. Accordingly, our interest rate risk is comprised of our credit facility with Greater Bay Bank. At September 30, 2002, we had $8.2 million outstanding under this facility. At September 30, 2002, our agreement with Greater Bay Bank provides for interest at an annual rate of the bank’s prime rate plus 4.5% of the gross amount financed. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk and market risk. We plan to mitigate default risk by investing in investment-grade securities. We have historically invested in investment-grade, short-term securities that we have held until maturity to limit our market risk.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer, based on their evaluation of the effectiveness of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls.    There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of the evaluation referenced above.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Litigation Against Fuji, Memtek and PNY

On July 11, 2002, we filed a lawsuit in the United States District Court for the Eastern District of Texas against Fuji Photo Film USA, Memtek Products, Inc. and PNY Technologies Inc. for patent infringement. We alleged that the defendants infringe: U.S. Patent Nos. 5,479,638; 5,907,856; 5,930,815; 6,034,897; 6,134,151; 6,141,249; 6,145,051; and 6,262,918.

On November 4, 2002, we filed an amended complaint against Fuji Photo Film USA. In the amended complaint, we allege that Fuji Photo Film USA infringes U.S. Patent Nos. 5,479,638, 6,145,051, 6,262,918; 6,141,249; and 6,397,314 through the sale of its flash memory products and digital cameras. We are seeking injunctive relief and damages against Fuji.

Litigation with Toshiba

On November 1, 2002, Toshiba Corporation filed a lawsuit seeking declaratory judgment that Toshiba does not infringe our U.S. Patent Nos. 5,479,638; 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,141,249; 6,145,051; 6,172,906; 6,202,138; 6,262,918; 6,374,337; and 6,397,314 or that these patents are invalid. This suit was filed in the United States District Court for the Northern District of California. We believe that Toshiba’s claims are without merit and intend to contest this lawsuit vigorously.

On November 4, 2002, we filed a lawsuit against Toshiba Corporation, Toshiba America, Inc. and Toshiba America alleging theft of trade secrets and breach of fiduciary duty. The basis of the allegations is that since our inception in 1996, and including the period from 1997 through 1999 when Toshiba was represented on our Board of Directors, Toshiba had access to and was presented with details of our methods of achieving high performance flash devices that Toshiba has now incorporated into its flash chips and flash systems. This lawsuit is pending in Santa Clara County Superior Court.

Litigation with Simple Technologies

On October 1, 2002, Simple Technologies, Inc. filed a lawsuit against us in Orange County Superior Court alleging trade libel, libel per se, interference with business opportunities, violation of the California Unfair Competition Act, and violation of the California Unfair Trade Practices Act. SimpleTech is seeking treble and punitive damages. On October 30, 2002, we removed this case to federal court. It is now pending in the United States District Court for the Central District of the Southern Division of California.

On November 6, 2002, we filed a motion to dismiss SimpleTech’s complaint. We believe that SimpleTech’s lawsuit is without merit and intend to vigorously defend ourselves in this matter.

Litigation Against Pretec, PNY, Memtek and C-One

On December 22, 2000, we sued Pretec Electronics Corporation and PNY for patent infringement. We sued Pretec on the basis of four patents: U.S. Patent Nos. 5,818,781; 5,907,856; 5,930,815; and 6,145,051. The Pretec suit is pending in the United States District Court for the Northern District of California. We are seeking injunctive relief and damages against all defendants.

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

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

A.    Exhibits

None.

B.    Reports on Form 8-K

We filed a Current Report on Form 8-K on August 14, 2002 reporting under Item 9 that we had submitted to the SEC the certifications of our Chief Executive Officer and Chief Financial Officer made pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEXAR MEDIA, INC.

/s/ MICHAEL J. PEREZ
Michael J. Perez Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:  November 13, 2002

CERTIFICATIONS

I, Michael J. Perez, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Lexar Media, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/ MICHAEL J. PEREZ
Michael J. Perez Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

I, Eric B. Stang, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Lexar Media, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

/s/ ERIC B. STANG
Eric B. Stang President, Chief Executive Officer and Director