Form 10-K
period 2002-12-31
LEXAR MEDIA INC
filed 2003-03-31
CIK 1058289

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act
 Rule 12b-2).    Yes   ☒    No  ☐

As of June 28, 2002, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price for the registrants common stock as quoted by the Nasdaq National Market on that date), was approximately $155,092,040.

As of March 7, 2003, there were 66,825,442 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding. This is the only outstanding class of stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in May 2003 are incorporated by reference into Part III of this report on Form 10-K.

LEXAR MEDIA, INC.

FORM 10-K

For The Year Ended December 31, 2002

The Lexar Media name and logo are trademarks that are federally registered in the United States. The titles and logos associated with our products appearing in this report, including JumpShot and JumpDrive, are either federally registered trademarks or are subject to pending applications for registration. Our trademarks may also be registered in other jurisdictions. Other trademarks or trade names appearing elsewhere in this report are the property of their respective owners.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report constitute forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project” or “continue” and variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. The risk factors contained in this report in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks That Could Affect Future Results,” as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements.

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

Company Overview

We design, develop and market high-performance flash cards and connectivity products that we market as “digital film” to the digital photography market as well as to other markets utilizing portable digital storage media for the capture and retrieval of digital content. Flash memory is a type of nonvolatile memory, meaning that it retains data without power being supplied. There are several reasons that nonvolatile memory, such as flash memory, is preferable to other types of data storage, such as a hard disk: (1) it is noiseless; (2) it allows for faster access; (3) it is smaller and lighter; and (4) it has no moving parts and is therefore more durable.

Our digital film products enable customers to capture digital images and download them quickly to a personal computer for editing, distributing and printing. We offer flash cards in the five primary media formats currently used by digital cameras and other electronic devices: CompactFlash, Memory Stick, SmartMedia, Secure Digital Card and MultiMedia Card. We also recently began selling the xD Picture Card which is currently marketed and sold only as digital film, although it may in the future be marketed for use in other electronic devices, as well as the Memory Stick Pro, which is gradually being incorporated in devices offered by Sony. Of those seven formats, we currently manufacture CompactFlash and Memory Stick, and are planning to expand to additional formats in 2003. In both cases, we combine flash memory from leading suppliers with our patented controller technology. A controller determines, among other things, the manner in which data is written to and read from the flash memory and is important in determining the overall performance of the flash card. We believe our high-performance CompactFlash cards can record data faster than other CompactFlash cards. This performance advantage is particularly noticeable when used in advanced digital cameras that take advantage of our digital film’s write speed, or the rate at which our digital film can capture a digital image. Our digital film is compatible with substantially all digital cameras, including those manufactured by Agfa, Canon, Casio, Epson, Fuji, Hewlett-Packard, Kodak, Konica, Minolta, Nikon, Olympus, Polaroid, Ricoh, Sony and Yashica.

In addition, to address the growing market for compact digital data and media storage solutions, during the third quarter of 2002, we introduced and began selling JumpDrive™, a new, high-speed portable universal serial bus, or USB, flash drive for consumer applications that serves a variety of uses, including floppy disk replacement. A USB flash drive is a device that connects flash memory directly through a USB connector to a user’s USB port. During the fourth quarter of 2002, we introduced JumpDrive 2.0 Pro, which is the first product in the industry that is certified by the USB Integrator’s Forum for USB 2.0 speeds. We have incorporated our high-speed Lexar technology into JumpDrive 2.0 Pro, making it capable of operating at 40X, or 6 megabytes per second, sustained minimum write speed. We offer JumpDrive 2.0 Pro in capacities up to 256 megabytes. We also recently introduced JumpDrive Trio. This product can connect a user’s Memory Stick, Secure Digital Card or MultiMedia Card directly to a USB port. We intend to continue to expand our JumpDrive product line in the upcoming year.

Our digital media reader/writers are products that facilitate the transfer of digital images to personal computers and other devices without a direct connection to the digital camera. Because they connect the memory to another device, we generally refer to these as connectivity products. Our line of JumpShot reader products connect our USB-enabled CompactFlash digital film directly to a user’s USB port to quickly, inexpensively and easily transfer images.

We also license our proprietary controller technology and sell controllers to other manufacturers of flash storage media to address markets adjacent to digital photography. Our controller technology can be applied to a variety of consumer electronic applications such as digital music players, laptop computers, personal digital assistants, telecommunication and network devices and digital video recorders. In order to extend our technology into these markets, we have selectively sold our products and licensed our technology to third parties. For example, during 2001 we entered into an agreement to sell controllers to SMART Modular and during 2002 we entered into an agreement to sell controllers to InterWorks, which was merged with Viking into Viking-Interworks, a business unit of the Sanmina-SCI Modular Solutions Division. In the case of Viking-Interworks, we supply ATA flash controllers for its flash memory products. Viking-InterWorks integrates our high-performance controller into their business sectors such as data communications, telecommunications, industrial, computing and embedded markets. We also sell the controllers for our USB flash drives to customers such as SMART Modular and Samsung that integrate these controllers in their USB Flash Drives and market them to major PC OEM customers. Generally, our agreements with our controller customers have a one-year term and are automatically renewed for an additional one-year term unless either party provides the other party with written notice of non-renewal at least ninety days prior to the end of the initial one-year term. We also provide the purchaser with a one-year warranty and intellectual property indemnification.

In April 2001, we finalized a supply agreement and license agreement with Samsung Electronics Co., Ltd. Under the supply agreement, we purchase substantially all of our flash memory from Samsung, which is priced based upon an agreed upon methodology. Samsung has guaranteed a certain allocation of flash memory production capacity to us. In addition, Samsung also has the right to purchase our flash memory controllers. Under the agreement, Samsung provides us with intellectual property indemnification for the products we purchase from Samsung, as well as industry standard warranties . The supply agreement runs through March 29, 2006 unless we and Samsung agree to mutually extend the agreement. Either party can terminate the agreement in the event of the other party’s breach of the agreement or bankruptcy.

Under the license agreement, Samsung entered into a royalty-bearing license for our technology for some of their products. We received the first payment under the license agreement in April 2001. The license payments were fixed through the first three years of the agreement and were to become variable thereafter based on the types and volumes of flash cards sold by Samsung. In March 2002, we terminated our prior license agreement with Samsung and executed a new license agreement that renewed and extended the prior license. Under this new agreement, Samsung prepaid fixed royalties due under the prior license agreement at a 5% discount rate. Samsung also paid additional licensing fees for expanded rights to license our technology. We also have a cross-license from Samsung to manufacture and sell flash products. The license payments are fixed through the first eight quarters of the agreement through March 31, 2004 and become variable thereafter based on the types and volumes of flash cards sold by Samsung. Whether we will be paid any royalties under the variable royalty obligations depends on a number of factors, including which flash products Samsung manufactures and sells and in what volumes, as well as our relative market shares and our aggregate purchases from Samsung. We cannot assure you that we will be paid any amounts in variable royalties. Either party can terminate the agreement only in the event of the other party’s breach of this agreement, the supply agreement or bankruptcy. We have the right to assign this license in the event we are acquired. We do not provide any intellectual property indemnification to Samsung under the license agreement.

Under our cross-license agreements with Sony and Samsung, each party may manufacture and sell products that incorporate technology covered by the other party’s patent or patents related to flash memory devices. As we continue to license our patents to certain of our competitors, competition will increase and may harm our business, financial condition or results of operations. Currently we are engaged in licensing discussions and/or litigation with several of our competitors. There can be no assurance that we will be successful in concluding licensing agreements under terms that are favorable to us, or at all.

We incorporated in California in September 1996 under the name Lexar Microsystems, Inc, and changed our name to Lexar Media, Inc. in February 1998. We reincorporated in Delaware in August 2000. Our principal executive offices are located at 47421 Bayside Parkway, Fremont, California 94538, and our telephone number is 510-413-1200. Our website address is www.lexarmedia.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. As of December 15, 2002, we began making available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Our Products and Services

Flash Cards.    We offer flash cards in a variety of speeds and capacities in the five primary media formats currently used by digital cameras and other electronic devices: CompactFlash, Memory Stick, SmartMedia, Secure Digital Card and MultiMedia Card. We also sell the xD Picture Card, which is currently marketed and sold only as digital film although it may in the future be marketed for use in other electronic devices as well, as well as the Memory Stick Pro, which is gradually being incorporated in devices offered by Sony. Each of these types of flash cards are referred to as a distinct “form factor.” Each form factor generally is of a unique size and each has a different set of connections to its intended device. A Memory Stick is approximately the size of a piece of chewing gum, while a Secure Digital Card is approximately the size of a postage stamp. A device that takes a Memory Stick would not typically be able to accept a Secure Digital Card, as the cards are physically and mechanically incompatible. For example, at this time, Sony products accept only the Memory Stick, cameras manufactured by Fuji and Olympus accept only the xD Picture Card or Smart Media, cameras sold by other manufacturers (such as Nikon, Canon and Kodak) generally vary between Compact Flash and Secure Digital formats. A number of cell phone manufacturers have announced that they will soon be introducing products that accept MultiMedia Cards. Of these seven formats, we currently manufacture CompactFlash and Memory Stick, and are planning to expand into additional formats in 2003. Flash products manufactured by us, such as CompactFlash and Memory Stick are subjected to rigorous design and testing procedures that we believe are more comprehensive than the standards for compatibility set by the industry in general. We guarantee that our digital film will work seamlessly with any digital camera that uses the particular form factor.

We label our CompactFlash products for write speed performance in which 1x is equal to a write speed of 150 kilobytes per second, nomenclature similar to that used in the CD-ROM industry. For example, our 4x CompactFlash digital film is capable of sustained write speeds of at least 600 kilobytes per second. Currently, we offer CompactFlash with write speeds ranging from 4x to 40x.

In addition, to address the growing market for compact digital data and media storage solutions, during the third quarter of 2002, we introduced and began selling our JumpDrive™, a new, high-speed portable USB flash drive for consumer applications that serves a variety of uses including floppy disk replacement.

Flash card sales represented 85.4% of our gross revenues in 2002, 84.8% of our gross revenues in 2001 and 79.1% of our gross revenues in 2000.

The table below provides information on our currently offered flash media products as of March 31, 2003:

Flash Memory Products

Format	Sustained Write Speed	Storage Capacity (Megabytes)	Target Market
CompactFlash	4x	32, 64, 128, 256 and 512	OEM and Mass Market
	8x	16, 32, 64, 128 and 256	Mass Market Europe
	12x	64, 96, 128, 256, 512	Mass Market and Photo Channel
	16x	128, 256, 512 and 1,000	Photo Channel
	24x	256 and 512	Professional
	32x	1,000	Professional
	40x	256 and 512	Professional
Memory Stick	Not Rated	16, 32, 64 128 and 256	Mass Market
Memory Stick Pro	Not Rated	256, 512, 1,000	Mass Market
xD Picture Card	Not Rated	32, 64, 128	Mass Market
SmartMedia	Not Rated	16, 32, 64 and 128	Mass Market
Secure Digital Card	Not Rated	32, 64, 128, 256 and 512	Mass Market
MultiMedia Card	Not Rated	32, 64, 128	Mass Market
JumpDrive	Not Rated	64, 128 and 256	Mass Market
JumpDrive 2.0 Pro	40x	256	Mass Market

Connectivity Products.    We offer a broad line of digital film reader/writers that facilitate the transfer of digital images to personal computers and other devices without a direct connection to the digital camera.

The table below provides information on our connectivity products:

Connectivity Products

Type of Product	Description
Digital Media Readers	CompactFlash Digital Film Reader
USB Multi-Card Digital Film Reader (CompactFlash, SmartMedia, Memory Stick, MultiMediaCard and SecureDigital Card)
USB 2.0 Multi-Card Digital Film Reader (CompactFlash, SmartMedia, Memory Stick, MultiMediaCard and SecureDigital Card)
USB Memory Stick™ Digital Film Reader
USB CompactFlash Digital Film Reader
USB SmartMedia Digital Film Reader
USB MultiMediaCard and SecureDigital Film Reader
FireWire CompactFlash™ Digital Film Reader
JumpShot cable used to connect USB-enabled flash cards to a personal computer via a USB port
JumpDrive Trio used to connect Memory Stick, SecureDigital Card or Multimedia Card flash cards media to a personal computer via a USB port

Software Products

Type of Product	Description
Utilities	Image Rescue

Other

Type of Product	Description
Photo Player	Digital Photo Player to view digital images stored on CompactFlash, Memory Stick, Secure Digital, Smart Media, and MultiMedia Cards on a television

Controllers/Licensing.    We sell our controllers as a stand-alone product to flash card manufacturers and license this technology to original equipment manufacturers, or OEMs. These customers primarily target adjacent markets such as industrial or commercial computers. We believe that our controllers have advantages in speed, connectivity, cost and compatibility, which we believe make them some of the premier controllers in the industry. We further believe that a number of the solid-state storage controllers currently on the market infringe our patents, and we are in litigation or negotiations with a number of such companies. In 2002, our revenue from controller sales was approximately $2.7 million.

Our controller technology and products can be used in a number of significant emerging markets other than digital film that require high-performance, low power and durable data storage. For example, our technology can be used in mobile computing such as notebooks, handheld personal computers and PDAs; internal or external storage for personal computers and mobile phones; networking applications such as routers and switches; data communications devices; consumer digital applications such as MP3-players and Digital Video Recorders, electronic books, Internet appliances and television; automotive applications such as navigation systems; government applications such as flight recorders and field computers; and general industrial applications such as retail check-out systems, meters, test equipment, sensing and medical instruments. We are actively pursuing relationships and licensing arrangements with companies to address these adjacent markets. Our controller technology can also be used for industrial CompactFlash, certain PC Cards, flash drives and other flash memory based storage applications. Our revenue from licensing our controller technology was approximately $17.3 million in 2002, $11.7 million in 2001, and $0.8 million in 2000.

Sales and Marketing

We sell our digital media and connectivity products to end-users primarily through mass market, photo and OEM channels. The mass-market channel includes national and regional retailers and select corporate accounts. We also use a direct sales force, as well as distributors, value-added resellers and independent sales representatives, for the mass market. The photo channel includes specialty stores targeted at professional photographers and enthusiasts. OEMs consist of digital camera manufacturers and other private label resellers.

Our growth in the retail channel was a major factor in the significant growth in our product revenues during 2002. Increased sales into the retail market introduced an element of seasonality to our business that we had not experienced previously. For example, retail sales were very strong in the fourth quarter of 2002 due to seasonal consumer demand during the holidays.

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

To support our sales efforts, we conduct marketing programs designed to educate our target markets about the differences in digital media offerings. Our retail marketing programs include merchandising programs, in-store promotions, trade events and print advertising. We also support our marketing strategy by bundling our CompactFlash digital film with the digital cameras of OEMs such as Canon, Casio, Minolta, Nikon and Pentax.

We also sell and market our controllers to manufacturers of flash memory based products.

Customers

Our customers include retailers, distributors, OEMs and licensees. During 2002, gross revenues from two customers, Walmart and Wynit, each represented greater than 10% of our gross revenues.

During 2002, approximately 31.0% of our total net revenues were generated by customers outside the United States, including approximately 11.0% from Europe, 9.6% from Japan, 9.4% from Korea and 1.0% from others.

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

Competition

We compete in an industry characterized by intense price competition, rapidly changing form factors and competitive conditions, evolving industry standards and rapid product obsolescence. Our competitors include many large semiconductor companies that have substantially broader product lines, greater financial and technical resources, vertical integration, and superior cost structures.

Our primary competitors sell flash cards into the same channels we do: mass market, photo and OEM channels. Some of these companies are manufacturers with both controller and flash memory capabilities, such as Samsung, SanDisk, Toshiba and Hitachi. Infineon has recently announced plans to manufacture and begin selling its own flash memory and flash cards in the second quarter of this year, and we believe that Micron, AMD, Intel and others may also working on products that will compete directly with our product offerings. Other companies, such as Matrix, are working on flash technologies that would replace today’s industry-standard NAND flash.

Our markets historically have not lent themselves to standardized definitions. Accordingly, our market data is not broken down in any standardized fashion. This is in part because our products involve rapidly evolving technologies, and because demand for our products is derivative of host technologies that are themselves evolving. As a result, we believe that market data is inconclusive as an indication of total sales or relative share. Lexar, by some estimates, is the second largest seller of flash cards through U.S. retail channels. According to some data, we hold a top vendor position in certain narrowly delineated categories, (such as measuring certain categories of U.S. retail sales) though we are unable to confirm these estimates or measurements. We do not have reliable total market data for international or OEM sales, which comprise a sizable part of our business. Other measures of market performance, such as by worldwide NAND flash sales, do not typically include us at all, though we have sales in these product categories. Performance measured in these categories may not be a meaningful predictor of future sales.

We believe the principal competitive factors in this market are performance, service and price, the technologies adopted in host devices, monetary exchange rates and other factors that affect demand for our products. We compete by offering premium products with superior performance and service, and competitive prices. We believe that the superior performance of products manufactured with our proprietary controller, such as our CompactFlash cards and JumpDrive products, is primarily related to their capability for higher sustained write speeds, which means that data can be written to the flash card more quickly. This is particularly important to enable users to capture multiple photos in quick succession or to write full motion video to a flash card. Our CompactFlash cards and JumpDrive products are also “USB-enabled” which means that USB capabilities are integrated directly into the controller and therefore allows a user to connect to a USB port using a passive wire rather than a more expensive reader. Many of our competitors are larger than we are and, because they manufacture their own controllers and flash memory, do not depend to the extent we do on third parties to supply them with those products. We believe that our supply relationship with Samsung, however, helps mitigate any manufacturing advantage our competitors may have.

An increasing number of companies are manufacturing their own controllers, including KTC, SanDisk, Silicon Storage Technologies (SST), Solid State System Co. Ltd. (3-S), and a number of other Taiwanese companies. Such companies either combine their controller with flash memory from third parties to manufacture their own flash cards or sell their controllers to third parties who use them to assemble flash cards. Additionally, major semiconductor companies such as Infineon, Hitachi, Samsung and Toshiba have also developed or are currently developing their own controllers that will likely compete with our controller and card sales.

We also face significant competition from manufacturers or card assemblers and resellers that either resell flash cards purchased from others or assemble cards from controllers and flash memory chips purchased from companies such as Hitachi or Toshiba, into flash cards. These companies, include Crucial, Dane-Elec, Delkin Devices, Eastman Kodak, Feiya Corporation, Fuji, Hagiwara, Hewlett Packard, I/O Data, Infineon, Kingston Technology, M-Systems, Matsushita, Memorex, Memory Plus, Micron, PNY, Pretec, PQI, Ritek, Samsung, Silicon Storage Technology, Silicon Tek, Simple Technology, SMART Modular Technologies, Sony, TDK, Transcend, Viking Components and many others.

Many companies have introduced USB Drives that compete directly with our JumpDrive line of products. These include Apacer, Belkin, Iomega, JM Tek, M-Systems, Netac, PenDrive, Samsung, SanDisk, Simple, Trek and many others.

Several companies have introduced competing technologies for use in digital cameras. These include products such as IBM’s MicroDrive. Although the cost per megabyte of rotating media such as the MicroDrive is lower than that of flash cards, rotating media has higher power consumption and lower reliability than flash cards. Compact discs can also be used as a storage medium for digital cameras and other devices, and, while inexpensive, are quite bulky.

Our competitors have also introduced additional flash card formats. For example, a consortium consisting of SanDisk, Matsushita and Toshiba have developed the Secure Digital Card, a media format used in digital cameras as well as in other electronic applications and Fuji and Olympus have introduced the xD Picture Card. Although we currently sell these products which we source from third parties, we do not manufacture them, and we may not be able to do so in the future at a reasonable rate or at all. If we are unable to obtain the rights to manufacture these products, our business will be adversely affected.

Technology

Our technology is the result of more than ten years of research and development. Our engineering group initially pioneered mass storage controller devices to work with magnetic devices. This expertise expanded into controllers for solid-state storage systems, and more specifically for flash memory. Solid-state storage systems have no moving parts. As of March 28, 2003, we had 62 patents granted or allowed in the United States or other countries, while an additional 89 remain pending in the United States Patent and Trademark

Office and foreign jurisdictions. Most of our patents revolve around our core expertise in developing and designing a programmable controller and achieving system-level performance. We are actively pursuing companies which are marketing products that we believe infringe our patents.

Our patented system and circuit technology and proprietary Space Manager enable high write speed operations to the flash memory with minimal overhead. We achieve this in part by using our proprietary indirect mapping methodology, a technique for storing, accessing and erasing information within a flash device. We believe our high-speed technology provides a significant advantage when used in applications requiring large amounts of data to be transferred quickly, such as digital imaging and digital sound recordings. Our controllers integrate various digital and advanced analog modules by using proprietary tools. We believe our controller technology enables us to provide a high performance solution to our customers, while remaining cost-effective.

Our patented controller architecture also allows the controller’s operating software, which we refer to as firmware, to reside in the flash storage device. The firmware is downloaded into the controller’s internal random access memory for execution and can easily be upgraded using simple utilities. This feature allows us to reprogram the firmware for any specific host requirements, e.g. optimized firmware for digital cameras or other digital device. As a result, we provide digital film solutions with high-performance and low power consumption without physically altering the digital storage device.

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

Our JumpDrive products enable a user to connect solid-state memory directly to the USB port of a computer or other device. Our JumpDrive 2.0 Pro incorporates our high-speed technology making it capable of operating at a sustained write speed of 40X, or 6 megabytes per second. Our JumpDrive Trio can connect a user’s Memory Stick, Secure Digital Card or MultiMedia Card directly to the USB port of a computer or other device.

Research and Development

We believe that in order to compete successfully, we must continually design, develop and introduce new products that take advantage of market opportunities and address emerging standards. As of March 1, 2003, we had a staff of 31 research, development and engineering personnel. In addition, we have, on occasion, engaged outside consultants to assist in the development of technologies to our specifications. We intend to continue this selective use of outside consultants in the future. During 2000, 2001 and 2002, we spent approximately $7.0 million, $5.6 million and $5.3 million, respectively, on research and development activities. The reduction in costs in 2002 compared to 2001 was due to our disposition of Printroom.com and was offset by increases related to employee and patent related costs. The reduction in costs in 2001 compared to 2000 was due primarily to our disposition of Printroom.com during the third quarter of 2001.

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

Manufacturing and Operations

We currently manufacture CompactFlash and Memory Stick, and are planning to expand into additional flash card formats in 2003. We also manufacture our JumpDrive products, our JumpShot reader and software for security and image recovery. We contract with an independent foundry and assembly and testing organizations to manufacture these flash card products. This allows us to focus on our design efforts, minimize fixed costs and capital expenditures and gain access to advanced manufacturing capabilities. We maintain a comprehensive quality testing program to help ensure that our products meet our quality standards. We also require that all subcontractors are ISO 9002 certified.

There are three major types of flash memory: NAND, AND and NOR. We use industry standard NAND flash memory. We currently purchase substantially all of our NAND flash memory from Samsung. Our controllers can also be configured to work with NAND flash memory produced by Toshiba, flash memory produced by Advanced Micro Devices and Fujitsu or AND flash memory produced by Hitachi. Our controller technology can also be applied to other proprietary types of flash memory or other solid-state storage devices. Infineon has recently announced that it will shortly be introducing a new type of flash memory called NROM.

United Microelectronics Corporation, or UMC, based in Taiwan, currently manufactures our controller chips. We have also qualified Taiwan Semiconductor Manufacturing Corporation, or TSMC, to produce our controller chips. Our flash cards are assembled at Venture Manufacturing Services, in Newark, California, Venture Manufacturing in Singapore and Bintan, Malaysia, Vitron in San Jose, California and PC Partner in China. Additionally, our controllers are assembled, tested and packaged primarily by Advanced Semiconductor Engineering, Inc. in Taiwan and Multitech Design & Test, Inc. in Sunnyvale, California.

We sell our products pursuant to standard purchase orders, which are officially acknowledged by us according to our standard terms and conditions. Due to industry practice, which allows customers to cancel or reschedule orders with limited advance notice to us prior to shipment without significant penalties, we believe that our backlog, while useful for scheduling production, is not a meaningful indicator of future sales.

We maintain significant levels of inventories to meet customer demand for products that we do not manufacture.

Employees

At March 1, 2003, we had 148 employees, of which 48 were employed in marketing and sales, 31 in research, development and engineering, 27 in operations and 42 in administration. These numbers include 9 part-time employees and consultants. Our continued success will depend, in part, on our ability to attract and retain skilled and motivated personnel. None of our employees is represented by labor unions. We believe that we have good relations with our employees.

ITEM 2	PROPERTIES

Our corporate headquarters and principal operating facility are located in Fremont, California. Our headquarters is comprised of approximately 34,400 square feet and is the primary location for all our engineering, operations, administrative and worldwide sales and marketing functions. We occupy approximately 25,500 square feet of this facility under a lease that expires on December 31, 2003 and have an option to renew this lease for an additional five-year period. During the third quarter of 2001, as a result of restructuring our organization, we vacated approximately 8,500 square feet in our Fremont headquarters. This space was subsequently subleased during the first quarter of 2002. The sublease will expire on August 1, 2003. We believe that our offices in Fremont will be adequate to meet our needs for at least the next 12 months.

We also lease facilities in Woking, England, Tokyo, Japan and Boca Raton, Florida. We use our Woking, England office for sales, marketing and distribution operations under a lease that expires on December 21, 2005. We lease office space in Tokyo, Japan for sales, marketing and distribution operations. The lease for our Japan facility will expire in October 2003, after which the lease automatically converts to a month to month rental agreement. We lease approximately 2,200 square feet of office space in Boca Raton, Florida for product development activities. The lease for the Florida office expires on May 31, 2006.

ITEM 3	LEGAL PROCEEDINGS

Legal Proceedings.

Litigation Against Fuji, Memtek and PNY

On July 11, 2002, we filed a lawsuit in the United States District Court for the Eastern District of Texas against Fuji Photo Film USA, Memtek Products, Inc. and PNY Technologies Inc. for patent infringement. We alleged that the defendants infringe: U.S. Patent Nos. 5,479,638; 5,907,856; 5,930,815; 6,034,897; 6,134,151; 6,141,249; 6,145,051; and 6,262,918. We sought injunctive relief and damages against all defendants.

On November 4, 2002, we filed an amended complaint against Fuji Photo Film USA. In the amended complaint, we allege that Fuji Photo Film USA infringes U.S. Patent Nos. 5,479,638, 6,145,051, 6,262,918; 6,141,249; and 6,397,314 through the sale of its flash memory products and digital cameras. We are seeking injunctive relief and damages against Fuji. Memtek Products, Inc. and PNY Technologies, Inc. are no longer parties to this particular action. On December 9, 2002, Fuji filed an answer in which they seek declaratory relief that they do not infringe the five patents in suit as well as our U.S. Patent Nos. 6,134,151; 5,930,815; 5,907,856 and 6,034,897.

On January 8, 2003, the United States District Court for the Eastern District of Texas ordered this case transferred to the United States District Court for the Northern District of California where it is now pending. On March 11, 2003, the court held a status conference regarding scheduling but has not yet issued an order setting the case schedule. Discovery has commenced.

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

On November 21, 2002, we filed an answer and counterclaim in which we alleged that Toshiba infringed our U.S. Patent Nos. 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,172, 906; 6,202,138; and 6,374,337. We seek an injunction and damages against Toshiba.

On December 20, 2002, Toshiba filed its first amended complaint in which Toshiba dropped its allegations that our patents are unenforceable.

On February 28, 2003, we filed an answer and our first amended counterclaim against Toshiba for infringement of our U.S. Patent Nos. 5,479,638; 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,141,249; 6,145,051; 6,172,906; 6,202,138; 6,262,918; 6,374,337; and 6,397,314. We are seeking damages as well as an injunction against Toshiba for its products that infringe our patents, including its flash memory chips, flash cards and digital cameras. On March 11, 2003, the court held a status conference regarding scheduling but has not yet issued an order setting the case schedule. Discovery has commenced.

On November 4, 2002, we filed a lawsuit against Toshiba Corporation, Toshiba America, Inc. and Toshiba America alleging theft of trade secrets and breach of fiduciary duty. The basis of the allegations is that since our inception in 1996, and including the period from 1997 through 1999 when Toshiba was represented on our Board of Directors, Toshiba had access to and was presented with details of our methods of achieving high performance flash devices that Toshiba has now incorporated into its flash chips and flash systems. This lawsuit is pending in Santa Clara County Superior Court. We are seeking damages as well as an injunction against Toshiba. We have filed a description of our trade secrets and discovery has commenced.

On January 13, 2003, Toshiba Corporation filed a lawsuit against us in the United States District Court for the Northern District of California, alleging that we infringe U.S. Patent Nos. 6,145,023; 5,546,351; 5,724,300; 5,793,696; 5,946,231; 5,986,933; 6,292,850; and 6,338,104. On February 7, 2003, Toshiba Corporation filed an amended complaint and now alleges that we infringe U.S. Patent Nos. 5,546,351; 5,724,300; 5,793,696; 5,946,231; 5,986,933; 6,094,697; 6,292,850; 6,338,104; and 5,611,067. In this action, Toshiba Corporation seeks injunctive relief and damages. Toshiba’s patents appear to primarily relate to flash components that we purchase from vendors who provide us with indemnification. On March 5, 2003, we filed an answer in which we seek a judgment that we do not infringe these patents or that they are invalid or unenforceable. We believe that Toshiba’s claims are without merit and intend to contest this lawsuit vigorously. On March 11, 2003, the court held a status conference regarding scheduling but has not yet issued an order setting the case schedule.

Litigation with SimpleTech, Inc.

On October 1, 2002, SimpleTech, Inc. filed a lawsuit against us in Orange County Superior Court alleging trade libel, libel per se, intentional interference with prospective economic advantage, California unfair competition, violation of the California Unfair Trade Practices Act, violation of the Sherman Antitrust Act, and violation of common law unfair competition. SimpleTech’s lawsuit arose from correspondence between ourselves and SimpleTech and one of its customers regarding our belief that certain of SimpleTech’s products infringe our patents. SimpleTech is seeking damages, including treble damages under its Sherman Act claim, punitive damages, and injunctive relief. On October 30, 2002, we removed this case to federal court. It is now pending in the United States District Court for the Central District of California, in Santa Ana.

On November 6, 2002, we filed a motion to dismiss SimpleTech’s complaint. On November 14, 2002, SimpleTech amended its complaint. On December 4, 2002, we filed a motion to dismiss SimpleTech’s amended complaint. On January 8, 2003, the Court ordered that SimpleTech’s claims under the California Unfair Trade Practices Act, the Sherman Antitrust Act, and common law unfair competition be dismissed. On January 27, 2003, the judge dismissed the remainder of SimpleTech’s complaint for lack of prosecution. On January 31, 2003 SimpleTech sought to reinstate its complaint. On February 14, 2003, the Court agreed to set aside its dismissal after imposing a monetary sanction on SimpleTech. On March 20, 2003, we filed an answer and counterclaim for patent infringement. In our counterclaim, we allege that Simple’s sale of flash memory products infringes our U.S. Patent No. 5,479,638. We are seeking damages as well as an injunction against Simple. A scheduling conference is currently set for May 5, 2003.

We believe that SimpleTech’s lawsuit is without merit and intend to vigorously defend ourselves in this matter.

Litigation Against Pretec, PNY, Memtek and C-One

On December 22, 2000, we sued Pretec Electronics Corporation and PNY for patent infringement. We sued Pretec and PNY on the basis of four patents: U.S. Patent Nos. 5,818,781; 5,907,856; 5,930,815; and 6,145,051. The suit is pending in the United States District Court for the Northern District of California. We are seeking injunctive relief and damages against all defendants.

On April 13, 2001, we filed an amended complaint in our litigation with Pretec, naming Memtek as an additional defendant. On June 26, 2001, the Court allowed us to file our second amended complaint in our litigation with Pretec, naming C-One as an additional defendant and adding our U.S. Patent No. 5,479,638 against all of the defendants. In this action we allege that Memtek and the other defendants infringe our U.S. Patent Nos. 5,479,638, 5,818,781, 5,907,856, 5,930,815 and 6,145,051. This suit is pending in the United States District Court for the Northern District of California. We are seeking injunctive relief and damages against all of the defendants. On March 11, 2003, the court held a status conference regarding scheduling but has not yet issued an order setting the case schedule. Discovery has commenced.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table presents information concerning our executive officers as of March 1, 2003.

Name	Age	Position
Petro Estakhri	45	Director, Chief Technology Officer and Executive Vice President, Engineering
Eric B. Stang	43	Director, President and Chief Executive Officer
Michael J. Perez	55	Vice President, Finance and Chief Financial Officer
Eric S. Whitaker	36	Vice President of Technology Licensing, General Counsel and Secretary

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

Michael J. Perez has served as our Vice President, Finance and Chief Financial Officer since July 2001. From July 1999 to July 2001, Mr. Perez was the Vice President of Finance of the Monterey Bay Aquarium. From April 1982 to July 1999, Mr. Perez served as the Vice President of Finance at various technology companies including O.R. Technology, Sydis, Symantec and Syquest Technology. Mr. Perez holds a B.S. in accounting from San Jose State University and an M.B.A. from the University of Santa Clara.

Eric S. Whitaker has served as our Vice President, Technology Licensing since November 2000 and as our General Counsel and Secretary since April 2000. Mr. Whitaker previously served as our Director of Legal Affairs from December 1999 until April 2000. From October 1995 to December 1999, Mr. Whitaker was in private law practice with Latham & Watkins. Mr. Whitaker holds a B.A. in politics from Princeton University and a J.D. from Stanford Law School.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Stock

Our common stock began trading on The Nasdaq National Market on August 15, 2000 under the symbol LEXR. The following table sets forth the high and low sales prices reported on The Nasdaq National Market for the periods indicated. The market price of our common stock has been volatile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks That Could Affect Future Results.”

	High	Low
Fiscal Year Ended December 31, 2002
First quarter	$3.00	$1.60
Second quarter	4.30	2.50
Third quarter	5.20	2.15
Fourth quarter	8.11	1.90

Fiscal Year Ended December 31, 2001
First quarter	$2.88	$0.56
Second quarter	4.03	1.06
Third quarter	1.70	0.77
Fourth quarter	3.00	0.79

Stockholders

As of March 1, 2003, we had approximately 116 record holders of our common stock. In addition, there are several thousand beneficial holders of our common stock.

Dividends

We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business, and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6	SELECTED FINANCIAL DATA

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$7,609	$29,219	$87,977	$73,641	$174,039
Income (loss) from operations	(8,671)	(15,164)	(48,612)	(39,086)	10,738
Net income (loss) per common share—basic	(2.57)	(2.65)	(2.09)	(0.82)	0.07
Net income (loss) per common share—diluted	(2.57)	(2.65)	(2.09)	(0.82)	0.06

	As of December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Consolidated Balance Sheets Data:
Total assets	$16,814	$38,274	$74,848	$36,452	$126,921
Debt, current	67	5,224	6,450	2,392	14,568
Debt, non-current	5,326	96	1,521	13	—
Mandatorily redeemable convertible preferred stock	24,653	53,136	—	—	—

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We design, develop and market high-performance flash cards that we market as digital film as well as other flash-based storage products for consumer markets that utilize portable media for the capture and retrieval of digital content. To address the growing market for compact digital data and media storage solutions, we recently began selling our JumpDrive™, a new, high-speed portable USB flash drive for consumer applications that serves a variety of uses including floppy disk replacement. We also market a variety of connectivity products that link our media products to PCs and other electronic devices. Our digital photography products enable customers to capture digital images and download them quickly to a personal computer for editing, distributing and printing. We also license our proprietary controller technology and sell controllers to other manufactures of flash storage media to address markets adjacent to digital photography.

Our digital film products enable customers to capture digital images and download them quickly to a personal computer for editing, distributing and printing. Flash card sales comprised 85.4% of our gross revenues for 2002. We offer flash cards in the five primary media formats currently used by digital cameras and other electronic devices: CompactFlash, Memory Stick, SmartMedia, Secure Digital Card and MultiMedia Card. We also recently began selling the xD Picture Card, which is currently marketed and sold only as digital film, although it may in the future be marketed for use in other electronic devices; as well as the Memory Stick Pro, which is gradually being incorporated in devices offered by Sony. Of those seven formats, we currently manufacture CompactFlash and Memory Stick, and we plan to expand to additional formats in 2003. In both cases, we combine flash memory from leading suppliers with our patented controller technology. A controller determines, among other things, the manner in which data is written to and read from the flash memory and is important in determining the overall performance of the flash card. We believe our high-performance CompactFlash can record data faster than other CompactFlash cards. This performance advantage is particularly noticeable when used in advanced digital cameras that take advantage of our digital film’s write speed, or the rate at which our digital film can capture a digital image. Our digital film is compatible with substantially all digital cameras, including those manufactured by Agfa, Canon, Casio, Epson, Fuji, Hewlett-Packard, Kodak, Konica, Minolta, Nikon, Olympus, Polaroid, Ricoh, Sony and Yashica.

JumpDrive™ was introduced and began generating revenue in the third quarter of 2002. During the fourth quarter of 2002, we announced a new JumpDrive product called JumpDrive 2.0 Pro. JumpDrive 2.0 Pro incorporates our high-speed controller technology and is the only product in the industry that is certified by the USB Integrator’s Forum for USB 2.0 speeds. This product operates at 40X speed, which means it is capable of 6 megabytes a second sustained transfer speeds. JumpDrive 2.0 Pro is available in capacities up to 256 megabytes. We also recently introduced JumpDrive Trio. This product can connect a user’s Memory Stick, Secure Digital Card or MultiMedia Card directly to a USB port. We intend to continue to expand our JumpDrive product line in the upcoming year.

Our digital media reader/writers are products that facilitate the transfer of digital images to personal computers and other devices without a direct connection to the digital camera. Our JumpShot cable connects the universal serial bus, or USB, port to our USB-enabled CompactFlash digital film to quickly and easily transfer images.

Our flash memory controller technology can be applied to a variety of consumer electronic applications such as digital music players, laptop computers, personal digital assistants, telecommunication and network devices and digital video recorders. In order to extend our technology into these markets we have selectively licensed our products and technology to third parties. These third parties have recently begun to integrate our high-performance controller into their business sectors such as data communications, telecommunications, industrial, computing and embedded markets.

In March 2002, we terminated our prior license agreement with Samsung and executed a new license agreement that renewed and extended the prior license. Under this new agreement, Samsung prepaid fixed royalties due under the prior license agreement at a 5% discount rate. Samsung also paid additional licensing fees for expanded rights to license our technology. The license payments are fixed through the first eight quarters of the agreement and become variable thereafter. Whether we will be paid any royalties under the variable royalty obligations depends on a number of factors, including which flash products Samsung manufactures and sells and in what volumes, as well as our relative market shares and our aggregate purchases from Samsung.

We cannot assure you that we will be paid any amounts in variable royalties. Either party can terminate the agreement in the event of the other party’s breach of the agreement or bankruptcy.

Revenues.    We generate revenues primarily from the sale of digital film, other flash-based storage products, and connectivity products to end-users through mass market, photo and OEM channels. During 2002, we significantly increased our presence in the mass-market channel by significantly increasing the number of retail storefronts in which our products are sold by our customers. Our products were sold in approximately 31,400 retail stores worldwide at the end of 2002, which represented an increase of more than 18,000 storefronts from the end of 2001. We also generate revenues from the sales of our controllers to flash storage manufacturers. As is common practice in the mass-market channel, we offer our customers various programs and incentive offerings, including price protection, market development funds and cooperative marketing programs, rebates and other discounts.

We sell our products to certain customers on a consignment basis. As a result, our inventory balance at the end of the year included amounts for consigned inventory. Carrying higher levels of consigned inventory may result in additional operational costs. To date, additional operating costs associated with our consigned inventories have not been significant. We generate license revenues under license agreements, primarily with Samsung and Olympus.

A majority of our sales have been to a limited number of customers. Our top 10 customers accounted for 74.9% of our gross revenues in 2000, 57.9% in 2001 and 63.1% in 2002. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for at least the next several years.

Domestic product sales account for the majority of our total net revenues. Net product revenues in the United States represented 65.3%, 63.2% and 69.0% of our total net revenues in 2000, 2001 and 2002.

Cost of Product Revenues.    Our cost of product revenues consists primarily of materials costs, with flash memory accounting for a majority of those costs. We maintain relationships with key suppliers, which we believe will be able to provide us with sufficient quantities of flash memory for at least the next 12 months. We have an agreement with Samsung Electronics, Co., Ltd. under which it has become our primary supplier of flash memory and has guaranteed that we will have access to a portion of its available production capacity. The price we have historically paid for flash memory has fluctuated considerably. For example, the price of flash memory decreased significantly in 2001 and decreased more moderately in 2002. We expect that there will be significant price declines during 2003 as additional flash memory capacity becomes available. In addition, cost of product revenues includes expenses related to materials procurement, inventory management, adjustments and manufacturing.

Research and Development.    Our research and development expenses include salaries and related expenses for research and development personnel, fees for outside consultants, patent costs and prototype development and materials costs. We believe that continued investment in research and development is important to enable us to attain our strategic objectives and we therefore expect research and development expenses to increase during 2003.

Sales and Marketing.    Our sales and marketing expenses include salaries and related expenses for sales and marketing personnel, advertising, customer service, technical support, distribution and travel and trade show expenses. We expect sales and marketing expenses to vary during 2003 primarily in conjunction with changes in sales volumes throughout the year.

General and Administrative.    Our general and administrative expenses include salaries and related expenses for executive, administrative and operational personnel, fees for professional services and other corporate expenses. During 2003, we expect to increase our efforts to license our technology to those companies that we believe infringe our intellectual property. We expect that this will result in increased legal expenses.

Stock-based Compensation.    Stock-based compensation related to options granted to employees represents the aggregate difference, at the date of grant, between the deemed fair market value of the stock underlying options and the exercise prices of these options. Stock-based compensation related to options granted to consultants is revalued as it vests using the Black-Scholes option-pricing model. Stock-based compensation is amortized over the vesting period of the underlying options based on an accelerated vesting method. At December 31, 2002, unearned stock-based compensation was $0.5 million.

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

Revenue Recognition

Product revenues

We derive our revenues primarily from products, which include flash memory products, controllers and connectivity products. As discussed below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

We sell products to distributors, retailers, OEMs and end users. Certain customers have return rights. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. At the time revenue is recorded, we record estimated reductions to product revenue based upon our historical experience related to product returns, customer price protection programs and incentive offerings, including special pricing agreements, price protection, promotions and other volume-based incentives. In order to make such estimates we analyze historical returns, current economic conditions, customer demand and any relevant specific customer information. For certain customers where we are unable to reasonably estimate the level of returns or other revenue allowances, revenues and the costs of revenues are deferred until these customers have sold the product to their customers. Should our ability to estimate, based on these various factors, change, this could have a significant impact on our revenue recognition, potentially reducing revenue in the period of such change.

License and royalty revenues

When we have a signed license agreement, the technology has been delivered, there are no remaining significant obligations under the contract, the fee is fixed or determinable and non-refundable and collectibility is reasonably assured, we recognize license fees and fixed non-refundable royalties ratably over the term of the license or fixed royalty arrangement during which the customer has rights to the technology. When royalties are based on the volume of products sold that incorporate our technology, revenue is recognized when earned. Variable royalties based on volume have been insignificant to date.

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

Deferred tax valuation allowance

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes, which involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences have resulted in net deferred tax assets. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income and we currently provide a full valuation allowance against our deferred tax assets. In the event we were to determine it is more likely than not that we are able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made.

Other valuation allowances and accrued liabilities

We also maintain accruals and allowances for price protection, market development funds and cooperative marketing programs, rebates and other discounts. We incurred sales related discounts of $7.3 million, $18.3 million and $24.6 million during the years ended December 31, 2000, 2001 and 2002, respectively. At December 31, 2001 and 2002, we had accruals and allowances of $4.4 and $13.6 million, respectively. Price protection, market development funds and cooperative marketing programs, rebates and other discounts are provided for at the time the associated revenue is recognized. If market conditions were to change adversely, we may take actions to increase our customer incentive offerings, which could result in increased accruals and allowances for these programs. Historically, warranty expenses have not been material. In the unlikely event that a problem is identified that would result in the need to replace product on a large scale, such an event may have a material adverse effect on our operating results and financial position.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. At December 31, 2001 and 2002, we had an allowance for doubtful accounts of $0.9 million and $1.3 million, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Our History of Losses

From inception through December 31, 2001, we incurred substantial losses and negative cash flow from operations and, as of December 31, 2002, we had an accumulated deficit of $131.8 million. For the year ended December 31, 2002, we recorded net income of $4.0 million and cash from operating activities of $1.6 million. In December 2002, we raised net proceeds of $27.7 million from a public offering. We believe that our cash resources of $47.4 million, at December 31, 2002, together with anticipated revenues from our operations and funds available under our bank and vendor credit facilities will be sufficient to finance our operating activities throughout the next twelve months at our current operating levels.

Results of Operations

In view of the rapidly changing nature of our market and our operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily indicative of our future growth.

The following table sets forth our statements of operations data expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2000	2001	2002
Revenues:
Product revenues	99.2%	84.1%	90.1%
License and royalty revenues	0.8	15.9	9.9

Total net revenues	100.0	100.0	100.0
Cost of product revenues	86.0	91.9	73.7

Gross margin	14.0	8.1	26.3
Operating expenses:
Research and development	7.9	7.6	3.1
Sales and marketing	24.0	27.2	10.2
General and administrative	15.6	16.4	6.0
Stock-based compensation	14.9	3.3	0.9
Goodwill impairment	—	3.9	—
Restructuring charge (credit)	—	2.8	(0.1)
Settlement of litigation	6.8	—	—

Total operating expenses	69.2	61.2	20.1

Income (loss) from operations	(55.2)	(53.1)	6.2
Other income (expense):
Interest and other expense	(8.4)	(8.7)	(0.5)
Interest and other income	2.0	1.3	0.2
Foreign exchange gain (loss)	(0.0)	(0.0)	0.1

Total other income (expense)	(6.4)	(7.4)	(0.2)

Income (loss) before income taxes	(61.6)	(60.5)	6.0
Income taxes	—	4.0	3.7

Net income (loss)	(61.6)%	(64.5)%	2.3%

  Year Ended December 31, 2001 versus Year Ended December 31, 2002

Revenues

Total net revenues for 2002 increased approximately $100.4 million, or 136.3%, to $174.0 million from $73.6 million for 2001. During 2002, gross revenues from two customers, Walmart and Wynit, each represented greater than 10% of our gross revenue

Product revenues comprised 90.1% and 84.1% of total revenues for 2002 and 2001, respectively. Increased sales of our products in the retail channel was a major factor in the significant growth in our product revenues in 2002. Increased sales into the retail market introduced an element of seasonality to our business that we had not experienced previously. For example, retail sales were very strong in the fourth quarter of 2002 due to seasonal consumer demand during the holidays. Product revenues for 2002 increased approximately $94.8 million, or 153.1%, to $156.7 million from $61.9 million in 2001. The increase in product revenues was attributable to a 205.4% increase in units shipped due to significantly increased demand in the OEM and retail channels. This increase was partially offset by a 25.9% decline in our average selling price per megabyte. In 2002, we derived 76.6%, 12.2% and 10.7% of our product revenues from sales to customers in the United States, Europe and Japan, respectively. In 2001, we derived 75.3%, 16.9% and 6.3% of our product revenues from sales to customers in the United States, Europe and Japan, respectively. We anticipate that our revenues will increase in 2003.

We generate license and royalty revenues from agreements under which we license the use of our patented controller technology. Our license and royalty revenues, which comprised 9.9% and 15.9% of net revenues in 2002 and 2001, respectively, increased 47.7% to $17.3 million in 2002 from $11.7 million in 2001. The increase in license and royalty revenues was primarily the result of the license and royalty agreements that we entered into during the second quarter of 2001 and the first quarter of 2002. We will continue to seek new licensing opportunities in 2003, and expect our license and royalty revenues to increase in 2003.

We sell our controllers as a stand-alone product to flash card manufacturers and license this technology to original equipment manufacturers, or OEMs. Controller revenue for 2002 increased $1.7 million, or 170.0%, to $2.7 million during 2002, compared to $1.0 million for 2001.

Cost of Product Revenues

Cost of product revenues increased 89.5% to $128.2 million for 2002 from $67.6 million for 2001. The increase in cost of product revenues was primarily the result of both a 205.4% increase in the number of units shipped and a 36.2% increase in the average capacity of flash card products sold. These factors were partially offset by a 47.6% decline in the cost per megabyte of flash memory compared to the cost in 2001, and the benefits of improved inventory control and turnover compared to 2001.

Gross Margin

Gross margin for product revenues in 2002 increased to 18.2%, as compared to a negative product gross margin of 9.2% in 2001. This improvement was primarily the result of the 47.6% decline in the cost per megabyte of flash memory, reductions in price protection charges from $10.8 million, or 12% to of gross product revenue, in 2001 to $7.6 million or 4% of gross product revenue in 2002, and improved inventory control and turnover. Implementation of EITF 00-25 and EITF 01-09 resulted in classification of certain revenue reductions that negatively impacted product margins in 2002 by approximately 2.4 percentage points. We generally have higher gross margins on products we manufacture compared with products we purchase. Products we purchase are becoming a larger part of our revenues.

Research and Development

For the year 2002, research and development expenses decreased to $5.3 million, or 3.1% of total net revenues, from $5.6 million, or 7.6% of total net revenues, for the year 2001. The decrease in research and development expenses for 2002 compared to 2001 was primarily due to the disposition of Printroom.com resulting in a reduction approximately $0.8 million in costs. This decrease was offset by increases in compensation related costs due to increased headcount of approximately $0.3 million. The increase in our total net revenues accounted for approximately 91.4% of the reduction in research and development expenses as a percentage of net revenues for 2002 as compared to 2001 and the decrease in expenditures related to Printroom.com accounted for the remainder of the reduction. We expect research and development costs to increase in 2003 due to the increased headcount and product development costs.

Sales and Marketing

Sales and marketing expenses for 2002 decreased to $17.7 million, or 10.2% of total net revenues, as compared to $20.0 million, or 27.2% of total net revenues, for 2001. The decrease in sales and marketing expenses for 2002 compared to 2001 was primarily attributable to overall cost reductions during 2002 which resulted in a $2.0 million reduction in advertising, tradeshow and market development costs and a $1.7 million reduction in employee compensation costs as a result of the restructuring we implemented in the second quarter of 2001. The reduction in advertising and tradeshow costs resulted primarily from cost control measures. The decrease in market development costs was a result of certain costs being classified as revenue reductions in 2002. These decreases were partially offset by increases in expenses that vary directly with sales, such as a $1.7 million increase in commissions and a $1.4 million increase in freight and order fulfillment costs. The decrease in actual expenditures accounted for approximately 21.5% of the reduction in sales and marketing expenses as a percentage of 2002 net revenues as compared to 2001, and the increase in revenues accounted for the remaining 78.5% of the reduction.

General and Administrative

General and administrative expenses for 2002 decreased to $10.6 million, or 6.0% of total net revenues, as compared to $12.1 million, or 16.4% of total net revenues, for 2001. The decrease in general and administrative expenses in 2002 compared to 2001 was primarily due a $1.2 million reduction in employee compensation related costs due to the restructuring that we implemented in the second quarter of 2001 as well as greater cost control in 2002. The decrease in actual expenditures accounted for approximately 21.9% of the reduction in general and administrative expenses as a percentage of total net revenues for 2002 as compared to 2001, and the increase in our total net revenues accounted for the remaining approximate 78.1% of the reduction. As we incur increased professional legal fees as part of our ongoing expanded efforts to protect our intellectual property, we expect that general and administrative expenses could increase. If additional litigation were filed against us, we expect that professional legal fees could increase our general and administrative expenses significantly beyond our current expectations.

Stock-Based Compensation

The stock compensation expense for 2002 declined to $1.6 million from $2.4 million in 2001. This decrease resulted primarily from reporting stock compensation expense under the accelerated vesting method in accordance with FIN 28.

Goodwill Impairment

During the first quarter of 2001, we recognized a charge of $2.9 million, or 3.9% of revenues for the year, for Printroom.com goodwill. At the end of the second quarter of fiscal 2001, our management decided to dispose of the Printroom.com operation. We successfully completed the disposition during the third quarter of 2001.

Restructuring

During the third quarter of 2001, we implemented a 27% reduction in our work force and discontinued our Printroom.com operations. We recognized a $2.1 million charge related to this restructuring. The disposition of Printroom.com was implemented through a sale of the Printroom.com assets to a company owned by the management of Printroom.com who are continuing its operations. We recorded a note receivable of $0.1 million in connection with the transaction and have fully reserved it. During 2002 we reversed approximately $0.2 million of the restructuring accrual that was established in the second quarter of 2001 as we settled certain obligations that resulted from the restructuring at a lower cost than originally anticipated. As a result of the restructuring activities, we expected to achieve annual reductions in payroll and payroll related costs of approximately $4.1 million, of which approximately $1.0 million related to Printroom operations. In addition, we expected to eliminate the other operating expenses related to Printroom, primarily rent expense of approximately $0.2 million per year. The actual savings in 2002 were consistent with amounts initially anticipated.

A summary of the activity in the restructuring reserve is outlined as follows (in thousands):

	Accrued Balance at June 30, 2001	Cash Payments	Non-cash Charges	Accrued Balance at December 31, 2001
Reduction in workforce	$1,052	$(637)	$—	$415
Asset write-offs and other	666	(67)	(536)	63
Excess facilities and related costs	368	(70)	—	298

	$2,086	$(774)	$(536)	$776

	Accrued Balance at December 31, 2001	Cash Payments	Non-cash Charges	Adjustment	Accrued Balance at December 31, 2002
Reduction in workforce	$415	$(270)	$—	$(145)	$—
Asset write-offs and other	63	(37)	—	(26)	—
Excess facilities and related costs	298	(40)	—	—	258

	$776	$(347)	$—	$(171)	$258

We expect to pay amounts related to excess facilities and related costs over the terms of the related leases through 2004.

Other Income and Expense

Interest and other expense decreased to $0.8 million in 2002 from $6.1 million in 2001. Interest and other expense for 2002 consisted primarily of interest on short-term borrowings. Interest and other expense for 2001 included imputed and other non-cash interest charges of $4.1 million, associated primarily with the amortization of the value of the warrants issued and fees paid in connection with our credit facilities with The Chase Manhattan Bank and Access Technology Partners, the write-off of the remaining balances related to fees on the Chase loan that was repaid and the write-off of the warrants issued to Chase.

Interest and other income for 2002 was $0.4 million compared to $1.0 million in 2001. The decrease was primarily due to lower average cash balances and lower interest rates in 2002.

The net foreign exchange gain reported in 2002 was $0.2 million compared to a net loss of $0.3 million reported in 2001. These amounts were primarily attributable to European and Japanese sales activities and fluctuations in the British pound and the Japanese yen against the U.S. dollar in each of the periods. Our net foreign exchange losses on hedging transactions were $0.4 million for 2002. We did not enter into any hedging transactions in 2001.

Income Taxes

Income tax expense for 2002 was $6.5 million, or 3.7% of total net revenues, compared to income tax expense for 2001 of $2.9 million, or 4.0% of total net revenues. Income tax expense for 2002 includes $5.2 million representing foreign taxes withheld from a license prepayment received from Samsung and $1.1 million in California state income taxes, which resulted primarily from the State of California’s decision during the third quarter of 2002 to retroactively suspend the state income tax net operating loss deduction for a two-year period. Income tax expense for 2001 primarily related to foreign taxes on foreign license revenues. Withholding taxes are recoverable only as a credit against federal income taxes. Due to the uncertainty of the recoverability, the withholding taxes have been reflected as income tax expense.

At December 31, 2002, we had federal and state net operating loss carryforwards of approximately $77.4 million and $60.6 million, respectively, and federal research credits and foreign tax credits of approximately $1.2 million and $8.2 million, respectively, to offset future federal taxes. The federal operating loss and research credit carryforwards will begin to expire in 2011 if not utilized. Based upon current tax law, the California operating loss carryforwards can begin to be utilized for tax years beginning December 31, 2003. The California operating losses begin to expire in 2004. We have established a 100% valuation allowance since it is more likely than not that no benefit will be realized for our deferred tax assets.

Sales of our stock, including shares sold in our public offerings, may further restrict our ability to utilize our net operating loss carryforwards, and credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations may result in the expiration of net operating loss carry-forwards and credits before utilization.

Year Ended December 31, 2000 versus Year Ended December 31, 2001

Revenues

Total net revenues for 2001 decreased by $14.3 million, or 16.3%, to $73.6 million from $88.0 million for 2000. Product revenues comprised 84.1% and 99.2% of our net revenues in 2001 and 2000, respectively. The decrease in our product revenues by $25.3 million, or 20.9%, in 2001 as compared to 2000, was the result of a decline in domestic OEM revenues of $18.5 million or 67.7%, an approximately 23.3% decline in our average selling prices, which was partially offset by an approximately 21% increase in units shipped. The decline in OEM product sales was driven by our strategy to focus on selling higher margin products, licensing our proprietary controller technology and growing our presence in the retail channel. The decline in average selling prices was due to declining flash memory costs and increased price competition. License and royalty revenues increased by $11.0 million in 2001 as compared to 2000. In 2001, we derived gross revenues predominantly from customers in the United

States (68.9%), Asia (18.5%) and Europe (12.3%). In 2000, we derived gross revenues predominantly from customers in the United States (65.3%), Asia (21.1%) and Europe (13.4%). In 2001, one customer, Samsung, accounted for 12.0% of our gross revenues. In addition, during 2001, two of our distributors had one common customer, CompUSA, that we believe, in total, represented more than 15% or our gross revenues. In 2000, three customers, Kodak, Tech Data and Olympus accounted for 18.0%, 13.3% and 13.3% of our revenues, respectively.

During 2001, we incurred $14.3 million and $4.0 million in sales discounts and allowances and sales returns, as compared with $5.4 million and $1.9 million in 2000, respectively.

Controller revenue for 2001 increased $0.5 million, or 100.0%, to $1.0 million during 2002, compared to $0.5 million for 2000.

We generate license and royalty revenues from agreements under which we license the use of our patented controller technology. We derive royalty revenues from agreements under which we collect a fee based on the sales of products that incorporate our patented technology. License and royalty revenues comprised 15.9% and 0.8% of our net revenues in 2001 and 2000, respectively. Licensing and royalty revenues in 2001 increased by $10.9 million, or 1,461%, to $11.7 million from $0.8 million in 2000.

Cost of Product Revenues

Cost of revenues for 2001 decreased $8.0 million, or 10.6%, to $67.6 million from $75.7 million for 2000. This decrease was primarily driven by an approximate 56.6% decline in the cost per megabyte of flash memory as a result of declines in flash memory pricing and a decrease in assembly costs. These decreases were partially offset by an approximate 61.5% increase in the average capacity of flash card products sold and by a $3.2 million charge related to excess and obsolete inventory.

Gross Margin

Cost of revenues, as a percentage of net revenues, for 2001 increased to 91.9% from 86.0% for 2000. Our gross margins decreased due to a number of factors, including a 23.3% decline in average selling prices, significant increases in rebates and increases in price protection of channel inventories due to price competition which resulted in charges of approximately $13.0 million, or approximately 14.1% of gross product revenues. In conjunction with our decreased sales these factors severely impacted our gross margin during the first half of 2001, resulting in negative gross margin for the first two quarters of 2001. Our gross margins significantly improved during the second half of the year as a result of lower costs, increased revenues from our higher margin products and a shift away from our lower margin OEM business

Research and Development

Research and development expenses for 2001 decreased $1.4 million, or 20.0%, to $5.6 million from $7.0 million for 2000. The decrease in research and development expenses was due, in part, to the disposition of Printroom.com in the third quarter of 2001 which resulted in a reduction in costs of $0.3 million, an approximate $0.6 million decrease in project and infrastructure related costs and an approximate $0.2 million decrease in patent related costs. Research and development expenses represented 7.6% of net revenues in 2001 compared to 7.9% in 2000. The decrease in research and development expenses, as a percentage of net revenues, was attributable to the cost factors noted above and was partially offset by the decline in our net revenues during 2001.

Sales and Marketing

Sales and marketing expenses for 2001 decreased $1.1 million, or 5.2% to $20.0 million from $21.1 million for 2000. The decrease in sales and marketing expenses was primarily due to a reduction of $2.8 million in advertising and market development costs. These benefits were partially offset by an increase of $1.5 million in freight fulfillment and commission costs that fluctuate with the level of sales. Sales and marketing expenses represented 27.2% of net revenues in 2001 compared to 24.0% in 2000. The increase in sales and marketing expenses as a percentage of net revenues during 2001 as compared to 2000 was due to increased spending in the first half of 2001, which was only partially offset by the reductions achieved in the second half of 2001, combined with the decline in our total net revenues during 2001.

General and Administrative

General and administrative expenses for 2001 decreased $1.7 million, or 12.1%, to $12.1 million from $13.7 million for 2000. The decrease in general and administrative expenses was primarily due to a $2.2 million decrease in professional fees, primarily legal in 2002. General and administrative expenses represented 16.4% of net revenues in 2001 compared to 15.6% in 2000. The increase in general and administrative expenses as a percentage of net revenues was attributable to the decline in total net revenues during 2001.

Stock-Based Compensation

Stock-based compensation is amortized over the vesting period of the underlying options based on an accelerated vesting method as set forth in Financial Accounting Standards Board Interpretation (“FIN”) No. 28. The $10.7 million decrease in stock-based compensation expense from $13.1 million in 2000 to $2.4 million in 2001 is attributable to the accelerated method of amortizing compensation under FIN No. 28 ($7.1 million) and cancellation of grants attributable to voluntary and involuntary terminations ($3.6 million). The adjustment to decrease unearned stock-based compensation by $5.2 million in 2001 represents the reversal of unamortized unearned stock-based compensation related to employee terminations.

Goodwill Impairment

During the first quarter of 2001, a charge of $2.9 million, or 3.9% of revenues for the year, was recognized for Printroom.com goodwill. At the end of the second quarter of fiscal 2001, our management decided to dispose of the Printroom.com operation. We successfully completed the disposition during the third quarter of 2001.

Restructuring

At the end of the second quarter of fiscal 2001, we decided to implement a 27% reduction in our work force and to discontinue our Printroom.com operations. We recognized a $2.1 million restructuring charge related to this restructuring. We effected the restructuring in the third quarter of fiscal 2001 and the restructuring is complete. We implemented the disposition of Printroom.com through a sale of the Printroom.com assets to a company owned by the management of Printroom.com, which is continuing its operations. As a result of the restructuring activities, we expected to achieve annual reductions in payroll and payroll related costs of approximately $4.1 million, of which approximately $1.0 million related to Printroom operations. In addition, we expected to eliminate the other operating expenses related to Printroom, primarily rent expense of approximately $0.2 million per year. We began realizing the actual savings in the third quarter of 2001, which were consistent with the amounts that we anticipated.

Settlement of Litigation

In connection with the settlement of our patent litigation with SanDisk in November 2000, we made net payments to SanDisk in the amount of $6.0 million during 2000.

Other Income and Expense

Interest and other expense for 2001 was $6.1 million as compared to $7.2 million for 2000. The decrease in interest expense in 2001 was primarily the result of lower imputed interest charges related to our debt and financing facilities.

Interest and other income for 2001 was $1.0 million as compared to $1.8 million for 2000. The decrease was due to lower cash and short-term investment balances, as well as lower interest rates in 2001.

The foreign exchange loss was $0.3 million in 2001 and $0.2 million in 2000. Foreign exchange losses for 2000 were primarily related to yen fluctuations in relation to the United States dollar. Foreign exchange losses for 2001 were related to fluctuations in the yen and British pound in relation to the United States dollar.

Income Taxes

Income tax expense for 2001 was $2.9 million, or 4.0% of revenues, and primarily related to foreign taxes on foreign license revenues. These taxes are recoverable only as a credit against federal income taxes. No credit for the recovery has been recorded. Income taxes were insignificant in 2000.

Quarterly Results of Operations

The following table sets forth quarterly statements of operations data for the eight quarters in the two years ended December 31, 2002. This quarterly information has been derived from our unaudited financial statements and, in the opinion of management, includes all adjustments necessary for a fair presentation of the information for the periods covered. The quarterly data should be read in conjunction with our consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Quarters Ended
	March 31, 2001		June 30, 2001		September 30, 2001		December 31, 2001		March 31, 2002		June 30, 2002	September 30, 2002		December 31, 2002
	(in thousands, except per share amounts)
Total net revenues	$16,221		$17,339		$18,148		$21,933		$28,814		$33,955	$45,729		$65,541
Cost of product revenues	22,172		17,946		12,942		14,585		20,667		25,191	34,295		48,036
Gross margin	(5,951	)(5)	(607	)(5)	5,206		7,348		8,137		8,764	11,434		17,505
Income (loss) from operations	(22,357)		(13,918)		(2,610)		(201)		647		1,042	2,878		6,171
Net income (loss)	(23,471	)(1)	(17,438	)(2)	(3,493	)(3)	(3,106	)(4)	(4,923	)(6)	1,315	2,043	(7)	5,574
Net in come (loss) per common share—basic	$(0.41	)(1)	$(0.30	)(2)	$(0.06	)(3)	$(0.05	)(4)	$(0.08	)(6)	$0.02	$0.03	(7)	$0.09
Net income (loss) per common share—diluted	$(0.41	)(1)	$(0.30	)(2)	$(0.06	)(3)	$(0.05	)(4)	$(0.08	)(6)	$0.02	$0.03	(7)	$0.08

	Percentage of net revenues for the quarters ended:
	March 31, 2001		June 30, 2001		September 30, 2001		December 31, 2001		March 31, 2002		June 30, 2002	September 30, 2002		December 31, 2002
Total net revenues	100%		100%		100%		100%		100%		100%	100%		100%
Cost of product revenues	136.7		103.5		71.3		66.5		71.7		74.2	75.0		73.3
Gross margin	(36.7)		(3.5)		28.7		33.5		28.3		25.8	25.0		26.7
Income (loss) from operations	(137.8)		(80.3)		(14.4)		(0.9)		2.2		3.1	6.3		9.4
Net income (loss)	(144.7)%		(100.6)%		(19.2)%		(14.2)%		(17.1)%		3.9%	4.5%		8.5%

1	In the first quarter of 2001, net loss and net loss per share includes the impact of a goodwill impairment charge of $2.9 million and interest and financing charges of $0.7 million related to a credit facility.

2	In the second quarter of 2001, net loss and net loss per share includes the impact of a restructuring charge of $2.1 million, a benefit, due to reversal of stock-based compensation related to employee terminations, of $1.0 million and the acceleration of deferred financing charges, in connection with a debt repayment, of $1.3 million

3	In the third quarter of 2001, net loss and net loss per share includes the impact of a benefit due to reversal of stock-based compensation related to employee terminations of $0.9 million

4	In the fourth quarter of 2001, net loss and net loss per share includes the impact of an interest charge of $1.9 million related to the prepayment of a credit facility.

5	In the first and second quarters of 2001, gross margin, net loss and net loss per share includes the impact of significant declines in flash memory prices, combined with our high inventory levels and rapidly declining average selling prices.

6	In the first quarter of 2002, net loss and net loss per share includes the impact of a charge of $5.2 million related to foreign taxes withheld on the prepayment of licensing fees.

7	In the third quarter of 2002, net income and net income per share includes the impact of a charge of $0.8 million related to California taxes as a result of California retroactively suspending the use of net operating losses for two years effective January 1, 2002.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.6 million for the year ended December 31, 2002 as compared to net cash used in operating activities of $8.7 million for the year ended December 31, 2001 and $40.3 million for the year ended December 31, 2000. Non-cash charges included $1.6 million of amortization of stock-based compensation, $1.4 million of depreciation and amortization and $1.4 million of allowance to record inventory at net realizable value. Changes in working capital for the period included $12.0 million increase in accounts payable resulting primarily from amounts due to our suppliers related to increased inventory purchases during the fourth quarter of 2002, an increase of $11.6 million in accrued liabilities consisting primarily of increases of $3.2 million in accrued market development funds, $3.1 million in accrued price protection and $2.3 million in accrued rebates, all of which were associated with increased sales volumes in the fourth quarter of 2002 as compared to 2001, $0.9 million in legal fees and $2.1 related to a general increase in our business activities. Additionally, deferred license revenue and product margins increased by $19.3 million, which was primarily attributable to the receipt of the Samsung license payment in 2002.

The favorable impact from the changes discussed in the previous paragraph was offset by increases in accounts receivable of $29.9 million, which was primarily due to increases in our total net revenues and deferred product revenues and an increase in our days sales outstanding due to the timing of shipments during the fourth quarter of 2002 compared to 2001. Inventory and other assets increased by $21.6 million, primarily the result of increased inventory levels required to satisfy customer demand.

During 2001, we improved our utilization of cash by better management of our working capital. We generated cash as we reduced our inventories by $17.5 million, increased our deferred revenues by $7.5 million and increased our accounts payable by $4.2 million. This benefit was partially offset by a $6.9 million increase in our receivables and a decrease of our accrued liabilities by $1.8 million. The reduction of inventories from 2000 to 2001 was primarily attributable to stronger than expected demand from customers in the fourth quarter of 2001. Additionally, we improved our management of inventory needs by implementing an improved sales forecasting system and by shortening lead times with our major suppliers. Receivables increased from 2000 to 2001 as a result of increased December shipments in 2001 versus 2000, as well as increased revenue in the fourth quarter of 2001 versus 2000. Our net revenues for the fourth quarter of 2001 were $21.9 million versus $16.2 million in 2000.

In 2000, our net loss of $54.3 million, when offset by non-cash charges totaling $21.5 million, resulted in operating cash of $32.8 million being used before changes in operating assets and liabilities. The non-cash charges were comprised of amortization of stock-based compensation of $13.1 million, imputed and other non-cash interest of $5.9 million, depreciation and amortization of $1.9 million and other non-cash charges totaling $0.5 million. The increase in our inventories used $10.8 million of cash. The increase was due to increased demand for our products in 2000 compared to the prior year. The decrease in accounts payable used $3.4 million of cash. This decrease was primarily due to the timing of inventory receipts during the fourth quarter of 2000. The increase in prepaid expenses and other assets used $2.2 million in cash. These uses were partially offset by cash provided from changes in accrued liabilities of $6.9 million, accounts receivable of $1.7 million and deferred license and product margin of $0.3 million. The increase in accrued liabilities was primarily the result of a $2.6 million increase in price protection due to an increased rate of price protection in the fourth quarter of 2000 compared to the prior year and a $1.8 million increase in the market development fund due to increased sales in 2000 compared to the prior year.

Net cash used in investing activities was $1.9 million for the year ended December 31, 2002, which was the result of purchases of property and equipment and patents. Net cash provided by investing activities was $19.1 million for year ended December 31, 2001, which primarily represented proceeds from the sale of short-term investments. Net cash used in investing activities was $18.3 million in the year ended December 31, 2000. Net cash used in investing activities in 2000 was primarily attributable to the purchase of short-term investments and purchases of property and equipment.

Net cash provided by financing activities was $39.1 million for the year ended December 31, 2002, which was primarily the result of raising $27.7 million in December 2002 through the public sale of approximately 4.9 million shares of our common stock, debt proceeds of $63.2 million which were primarily from our asset based credit facility with Greater Bay Bank, and net proceeds from equity transactions of $1.9 million, offset by debt repayments of $51.0 million primarily against our asset based credit facility with Greater Bay Bank and the $2.7 million increase in restricted cash. Restricted cash represents cash and cash equivalents used to collateralize standby letters of credit related to purchasing agreements with our suppliers. Net cash used in financing activities was $9.4 million for the year ended December 31, 2001. During 2001, we repaid all of our outstanding debt in the amount of $10.7 million under our credit facilities with The Chase Manhattan Bank and Access Technology Partners and we repaid $0.4 million of other debt.

In September 2001, we established an asset based credit facility with Greater Bay Bank. At December 31, 2002, the balance outstanding under this facility was approximately $14.6 million. Under an agreement with a financial institution, we also have the ability to factor certain Yen denominated receivables and the balance factored at December 31, 2002 was approximately $3.3 million.

In December 2002, we sold 4,945,000 shares of our common stock at $6.00 per share in a public offering underwritten by SG Cowen Securities Corporation, resulting in net proceeds to us of $27.7 million. The offering was effected by means of a “universal shelf” registration statement that we had previously filed with the Securities and Exchange Commission.

From inception through December 31, 2001, we incurred substantial losses and negative cash flow from operations and, as of December 31, 2002, we had an accumulated deficit of $131.8 million. For the year ended December 31, 2002, we recorded net income of $4.0 million and cash from operating activities of $1.6 million. We believe that our cash resources of $47.4 million, at December 31, 2002, together with anticipated revenues from our operations and funds available under our bank and vendor credit facilities will be sufficient to finance our operating activities throughout the next twelve months at our current operating levels.

The following table outlines our contractual obligations and commercial commitments at December 31, 2002:

	Payments due by period (in thousands)
	Total amount committed	Less than 1 year	1-3 year	4-5 years	After 5 years
Contractual obligations:
Operating leases (net of sublease income)	$1,737	$737	$971	$29	$—
Other commercial commitments:
Standby letters of credit	5,000	5,000	—	—	—
Short term borrowings	14,568	14,568	—	—	—
Other non-current liabilities	49	—	49	—	—

Total	$19,617	$19,568	$49	$—	$—

Total contractual obligations and commercial commitments	$21,354	$20,305	$1,020	$29	$—

Recent accounting developments

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, “Accounting for Certain Sales Incentives,” EITF No. 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future,” and EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” Our gross margins for the year ended December 31, 2002 reflect the implementation of EITF 01-09 and EITF 00-25. The impact of these pronouncements is that consideration generally given by us to a customer is presumed to be a reduction of selling price, and therefore, a reduction of revenue. However, if we receive an identifiable benefit in return for the consideration given to our customer that is sufficiently separable from our sales to that customer, such that we could have paid an independent company to receive that benefit, and we can reasonably estimate the fair value of that benefit, then the consideration is characterized as an expense. The effect of these changes was a reduction in our product gross margins in the year ended December 31, 2002 from 20.6% to 18.2%. There was no impact on our income before income taxes or our net income for the year. We determined that it was impracticable to gather the data required to compute the impact of these consensuses on the years ended December 31, 2001 and 2000 had they been in place at that time.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Generally the provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. We anticipate that it will continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this standard did not have a material impact on our financial position, results of operations or cash flows. We provide warranties that range from one year for card readers to limited lifetime warranties for our professional products. Warranty costs are the costs to rework or scrap returned inventories. We have historically experienced minimal warranty costs.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing the impact of EITF Issue No. 00-21 on our consolidated financial statements.

RISKS THAT COULD AFFECT FUTURE RESULTS

The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Annual Report on Form 10-K.

Risks Related to Our Business

Our operating results and gross margins may fluctuate significantly in the future and are difficult to predict. If our future results are below the expectations of investors or securities analysts, the market price of our common stock could decline significantly.

Our operating results and gross margins may vary significantly in the future based on a number of factors related to our industry and the markets for our products. We will have little or no control over many of these factors and any of these factors could cause our operating results and gross margins, and consequently the price of our common stock, to fluctuate significantly. These factors include, among others:

•	competitive pricing pressures;

•	the rate of growth of the market for digital cameras and digital film;

•	fluctuation in demand for our products, including seasonal demand for our products and the volume and timing of potential retail customer and distributor orders;

•	the amount of price protection, volume incentive rebates, discounts, market development funds, cooperative advertising payments and other concessions and discounts that we may need to provide to some of our customers due to competitive pricing pressures;

•	our ability to estimate revenue reserves for product sales to certain customers;

•	the timing and amount of expenses related to obsolescence and disposal of excess inventory and the difficulty of forecasting and managing our inventory levels;

•	the timing and amount of any reductions in the average selling prices of our products and services;

•	the difficulty of forecasting sell-through rates of our products and their impact on inventory levels at our distributors and customers, which may result in additional orders being delayed or reduced and inventory being returned;

•	price reductions in key components, such as flash memory, could result in reduced margins when selling products that include previously purchased components held in inventory;

•	increases in costs charged by our component or card suppliers or the failure of our suppliers to decrease the prices they charge to us when industry prices decline;

•	the availability and pricing of flash memory, particularly high-performance flash memory with increased memory capacity;

•	the timing and amount of orders and cancellations from existing and new customers;

•	the announcement or introduction of products and technologies by competitors;

•	the timing and manner of revenue recognition for any given customer, including the deferral of revenue from new customers until the product is sold to their customers or changes in our ability to estimate appropriate reductions in product revenue based upon historical experience which may lead to the deferral of revenue until product is sold to their customers;

•	any lessening or decline in the trend of sequential increases of the capacity per unit sold of digital storage media;

•	competing flash card standards, which displace the standards used in our products;

•	availability of sufficient silicon wafer foundry capacity to meet customer demand;

•	shortages of components such as capacitors and printed circuit boards required for the manufacturing of our products;

•	exchange rate fluctuations, particularly the U.S. dollar to Japanese yen exchange rate;

•	the mix of business between retail, OEM and licensing;

•	commencement of or involvement in litigation;

•	potential product quality problems which could raise return or rework costs; and

•	whether we can sell controllers in the volumes and at the prices we anticipate.

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

As a result of the supply agreement we entered into with Samsung in April 2001, it has become our primary supplier of flash memory, which is the primary cost of our digital film. We expect that the demand for flash memory over the next several years will be substantially greater than in past periods due to the increasing acceptance of digital cameras and other digital consumer products. If we are unable to obtain sufficient quantities of flash memory from Samsung or, if necessary, from another flash memory supplier in a timely manner and at competitive prices, we would not be able to manufacture and deliver flash memory products to satisfy our customers’ requirements. In addition, if Samsung does not offer us prices, sales terms and credit terms that are sufficient to meet our growing needs, we might have to seek alternate suppliers or additional financing. Furthermore, if Samsung is unable to ensure that its flash memory is technologically and price competitive or has any interruptions in shipment for any reason, we may also be unable to satisfy our customers’ requirements. For example, Samsung is emphasizing smaller flash geometries over multi-level cell technology. If multi-level cell technology can be manufactured in volume at high yields, it could offer significant cost advantages over single-level cell technologies. If we are unable to satisfy the requirements of our customers, they may reduce any future orders or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. Because we will likely obtain most of our flash memory from Samsung for the foreseeable future, our relationships with other flash suppliers may not be as strong as they had been in the past. Other flash suppliers may not be able to supply our flash memory needs if we cannot obtain adequate supplies from Samsung. Even if we are able to obtain flash memory in sufficient volume and on schedules that permit us to satisfy our delivery requirements, we cannot assure you that the prices charged by these suppliers will enable us to compete effectively in our market. Samsung and many other potential suppliers of flash memory are located in Asia, a region that has been, and in the future may be, affected by economic and political instability that could adversely affect the price and supply of flash memory. If we are unable to obtain flash memory at economical prices, our margins would decline unless we could raise the prices of our products in a commensurate manner. The existing competitive conditions may not permit us to do so, which would adversely impact our revenues and gross margin.

The solid-state storage market is evolving and future digital film formats may not use our core technology or we may be forced to pay a royalty to sell digital film in these formats

Our products may become less useful to our customers if we are unable to respond to technological advances in our industry or as innovative products become available to our customers. Many new digital cameras and other consumer devices now use emerging flash memory formats such as the Secure Digital Card or the xD Picture Card formats, which we do not currently manufacture and do not have rights to manufacture The Secure Digital Card, for example, was introduced by a consortium consisting of SanDisk, Matsushita and Toshiba. The consortium charges license fees to other companies that want to manufacture this product. These flash memory formats have rapidly gained broad consumer acceptance. Continued rapid adoption of these products will likely result in a decline in demand, relative to other products for products that we manufacture, such as CompactFlash. We may be unable to secure licensing arrangements that give us the right to manufacture these new or other future formats at reasonable rates or at all. We currently source such products from third parties. If we are not able to supply all flash card formats at competitive prices or if we were to have product shortages, our customers would likely cancel orders or seek other suppliers to replace us.

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

We had approximately $47.4 million in cash and cash equivalents as of December 31, 2002. We currently anticipate that this amount, together with funds available under our bank and vendor credit facilities, will be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 months at our current operating levels. However, it is likely that we would need to raise additional funds prior to the expiration of this period to fund additional growth if we do not realize our expectation of continued operating income and incur operating losses that deplete our working capital, or if we are unable to maintain our existing credit facilities, including credit extended to us from our suppliers. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing shares of common stock, preferred stock, debt securities, or warrants or otherwise, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to maintain our product development schedule, respond to competitive pressures or grow our business.

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

Our primary competitors are companies that sell flash media into the mass market, photo and OEM channels. Many of these companies are manufacturers with both controller and flash memory capabilities, such as Hitachi, Micron, Samsung, SanDisk and Toshiba. Samsung has recently begun to sell flash cards in larger volumes to third parties, including to our competitors. Hitachi has recently made several announcements that suggest that it has increased its commitment to flash memory. SanDisk and Toshiba jointly develop and manufacture high-performance flash memory. Because flash memory represents a significant portion of the cost of digital film, SanDisk may have a competitive advantage in that it has access to high-capacity flash memory at prices that may be substantially below the prices that Samsung will charge.

We also face significant competition from manufacturers or card assemblers and resellers that either resell flash cards purchased from others or assemble cards from controllers and flash memory chips purchased from companies such as Hitachi or Toshiba, into flash cards. These companies, include Crucial, Dane-Elec, Delkin Devices, Eastman Kodak, Feiya Corporation, Fuji, Hagiwara, Hewlett Packard, I/O Data, Infineon, Kingston Technology, M-Systems, Matsushita, Memorex, Memory Plus, Micron, PNY, Pretec, PQI, Ritek, Samsung, Silicon Storage Technology, Silicon Tek, Simple Technology, SMART Modular Technologies, Sony, TDK, Transcend, Viking Components and many others.

An increasing number of companies are manufacturing their own controllers, including KTC, SanDisk, Silicon Storage Technologies (SST), Solid State System Co. Ltd. (3-S), and a number of other Taiwanese companies. Such companies either combine their controller with flash memory from third parties to manufacture their own flash cards or sell their controllers to third parties who use them to assemble flash cards. Additionally, major semiconductor companies such as Infineon, Hitachi, Samsung and Toshiba have also developed or are currently developing their own controllers that will likely compete with our controller and card sales.

Many companies have introduced USB Drives that compete directly with our JumpDrive line of products. These include Apacer, Belkin, Iomega, JM Tek, M-Systems, Netac, PenDrive, Samsung, SanDisk, Simple, Trek and over many others.

Our competitors have also introduced additional flash card formats. For example, a consortium consisting of SanDisk, Matsushita and Toshiba have developed the Secure Digital Card, a media format used in digital cameras as well as in other electronic applications and Fuji and Olympus have introduced the xD Picture Card. We do not currently manufacture these new flash memory products, and we may not be able to do so in the future at a reasonable rate or at all. If we are unable to obtain the rights to manufacture these products, our business will be adversely affected.

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

Several companies have introduced competing technologies for use in digital cameras. These include products such as IBM’s MicroDrive. Although the cost per megabyte of rotating media such as the MicroDrive is lower than that of flash cards, rotating media has higher power consumption and lower reliability than flash cards. Compact discs can also be used as a storage medium for digital cameras and other devices, and, while inexpensive, are quite bulky. We expect to continue to face competition from existing or future competitors that design and market similar or alternative data storage solutions that may be less costly or provide additional features. If a manufacturer of digital cameras or other consumer electronic devices designs one of these alternative competing standards into its products, the digital film we manufacture, as currently configured, will not be compatible with that product and our revenues may decline.

We have a history of losses and may not be able to sustain profitability.

We reported net income of approximately $4.0 million for the twelve months ended December 31, 2002, and as of December 31, 2002, we had an accumulated deficit of approximately $131.8 million. Although we achieved profitability in the year ended December 31, 2002, we cannot assure you that we will be able to sustain profitability in future periods, and we will continue to use cash for operations. Our ability to sustain profitability depends on the rate of price decreases for our products, the growth of the markets for digital cameras, digital film and digital storage media, the extent to which our products, particularly our higher margin products, are accepted by these markets, our ability to charge a premium for our higher performance products and our ability to adequately control our operating expenses, particularly our litigation costs. We also must continue to reduce the costs of producing and selling our digital film products by controlling our internal and channel inventory, securing the best available pricing for flash cards and components used in our digital film products and reducing our manufacturing costs. If we are unsuccessful in increasing revenues from our higher margin products and controlling our operating expenses, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

We market our digital film primarily on the basis of its superior technology. If we are unable to achieve or maintain technology leadership, our revenues and gross margins would likely decline significantly.

We market our digital film primarily on the basis of its performance and technology advantage over our competitors’ products. In doing so, we have emphasized our speed advantage over our competitors’ products and have tried to establish ourselves as the brand of choice among professional photographers. We label our CompactFlash products for write speed performance in which 1x is equal to a write speed of 150 kilobytes per second, nomenclature similar to that used in the CD-ROM industry. For example, our 4x CompactFlash digital film is capable of sustained write speeds of at least 600 kilobytes per second. Currently, we offer CompactFlash with write speeds ranging from 4x to 40x. Our highest capacity card is currently 1 gigabyte. From time to time our competitors have introduced products for which they have claimed high, sustained write speeds. If we are unable to design and manufacture products that are technologically superior to those of our competitors or if we lose our status as a brand preferred by professional photographers, we will be unable to achieve a premium price for our products. If this were to occur, our revenues and gross margins would likely decline significantly.

Our products are characterized by average selling prices that have historically declined over relatively short time periods. If we are unable to effectively manage our inventories, reduce our costs, introduce new products with higher average selling prices or increase our sales volumes, our revenues and gross margins will be negatively impacted.

Although consumers have recently begun to purchase digital cameras in volume, they still exert pressure on digital camera manufacturers and on us to lower prices of digital photography products, like our digital film, to prices comparable to those of traditional photography products. Our competitors also impose pricing pressures on us. Often theses pricing pressures are the result of reduced flash memory costs. In addition, because a large percentage of our sales are to a small number of customers that are primarily retail consumer chains, distributors and large OEMs, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. In 2000, 2001 and in 2002, we significantly reduced the prices of many of our flash products, and may need to do so in the future to remain competitive. Any reduction in prices by us will negatively impact our gross margins unless we can manage our internal and channel inventories to minimize the impact of such price declines and reduce our costs. We have also begun to sell our products to certain customers on a consignment basis, resulting in higher inventory levels.

If we are unable to reduce our costs to offset declines in average selling prices or increase the sales volume of our existing products, our revenues and gross margins will be adversely affected. We anticipate that our average selling prices will decline significantly as additional flash memory capacity becomes available throughout 2003. This may negatively impact our anticipated growth in product revenues as well as our gross margins.

Because we protect many of our retail customers and distributors against the effects of price decreases on their inventories of our products, we have in the past and may in the future incur large price protection charges if we reduce our prices when there are large quantities of our products in our distribution channel.

More than half of our product sales in 2001 and 2002 were made through distributors and retailers to which we have provided price protection. Price protection allows customers to receive a price adjustment on existing inventory when its published price is reduced. In an environment of slower demand and abundant supply of products, price declines and channel promotions expenses are more likely to occur and, should they occur, are more likely to have a significant impact on our operating results. Further, in this environment, high channel inventory may result in substantial price protection charges. These price protection charges have the effect of reducing gross sales and gross margin. During 2002, we incurred approximately $7.6 million in price protection charges, and we anticipate that we will continue to incur price protection charges for the foreseeable future due to competitive pricing pressures. If our price protection reserves are insufficient or we are not able to estimate future charges, our revenues and gross margins would be adversely affected in future periods.

Because many of our retail customers and distributors have rights of return, we may be required to take back large quantities of unsold customer inventory, which could reduce our revenues.

Substantially all of our sales of our digital film products to end-users are made through distributors and retailers. Our sales through these channels often include rights to return unsold customer inventory. For sales of some of our products, we recognize revenue upon shipment of our products, although we establish reserves for estimated returns. Additionally, we permit some of our customers to return products in their inventory for credit or in exchange for new products. If there are significant inventories of old products in our distribution channel when a new product is released, or if these distributors and retailers are unsuccessful in selling our products, there could be substantial product returns. If our reserves are insufficient to account for these returns or if we are unable to resell these products on a timely basis at similar prices, our revenues may be reduced. Because the market for our products is rapidly evolving, we may not be able to resell returned products at attractive prices or at all.

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

If we are unable to generate increased revenue from licensing our controller technology and selling our controllers on a stand-alone basis to third parties, our gross margins may be negatively impacted and we may have difficulty sustaining profitability.

We have historically derived the substantial majority of our revenues from the sale of our digital film and connectivity products. We believe, however, that our future growth and ability to sustain profitability may depend on our ability to license our proprietary controller technology for use in new digital photography applications or applications in other markets, such as music, video and cell phones, and to generate increased revenues from the sales of our controllers. If we fail to generate significant licensing revenues from these activities or increase the revenues we derive from our controller sales, we may not grow our revenues and margins as planned and we may have difficulty sustaining profitability. In March 2002, we terminated our prior license agreement with Samsung and executed a new license agreement that renewed and extended the prior license. Under this new agreement, Samsung prepaid fixed royalties due under the prior license agreement at a 5% discount rate. Samsung also paid additional licensing fees for expanded rights to license our technology. The license payments are fixed through the first eight quarters of the agreement through March 31, 2004 and become variable thereafter. Whether we will be paid any royalties under the variable royalty obligations depends on a number of factors, including which flash products Samsung manufactures and sells and in what volumes, as well as our relative market shares and our aggregate purchases from Samsung. We cannot assure you that we will be paid any amounts in variable royalties. Either party can terminate the agreement in the event of the other party’s breach of the agreement or bankruptcy. If our licensing revenue declines, our revenues and gross margins will be significantly negatively impacted and we may have difficulty sustaining profitability.

We depend on a few key customers and the loss of any of them could significantly reduce our revenues.

Historically, a small number of our customers have accounted for a significant portion of our revenues. During 2002, sales to the ten customers from which we received the greatest revenues accounted for approximately 63.1% of our total gross revenues. Our revenues could decline if one or more of these customers were to significantly reduce, delay or cancel their orders, decide to purchase digital film manufactured by one of our competitors, develop and manufacture their own digital film or cease operations due to the downturn in the global economy or otherwise. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

Furthermore, our revenues include sales to OEMs, some of which have, or may in the future, decide to compete against us in the digital film market. We expect our operating results for at least the next several years to continue to depend on sales to a relatively small number of customers.

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

We sell a significant percentage of our digital film products to retailers, most notably Walmart, CompUSA, Ritz, Office Max and Target rather than through OEMs. As such, we are subject to many risks, including the following:

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

ZETEX Semiconductors is the sole manufacturer of transistors for our CompactFlash and connectivity products, Japan Aviation Electronics Industry, Ltd. is the sole manufacturer of connectors for our JumpDrive products, NEC is the sole manufacturer of the interface circuit for our JumpDrive products and Hoshiden is the sole manufacturer of the switches for our Memory Stick products. We rely on additional vendors for other critical components. Because we depend on single suppliers for certain key components, and do not have a long-term supply contract with these suppliers, we face the risk of inadequate component supply, price increases, late deliveries and poor component quality. Any supplier may terminate their relationships with us or pursue other relationships with our competitors, and if we were to lose our relationship with these single suppliers, the lead time required to qualify new suppliers could be as long as three months. Also, if we lose our single suppliers or these suppliers are otherwise unable to satisfy our volume and delivery schedule requirements, it may be difficult to locate any suppliers who have the ability to develop, manufacture and deliver the specialized components we need for our products. If we are unable to accurately predict our supply needs, or if our supply of components is disrupted, our reputation may be harmed and we may lose existing customers or be unable to attract new customers.

We also do not manufacture certain flash cards such as the SD Card, SmartMedia Card, xD Picture Card or Multi-Media Card. Until we develop our own flash memory controller for these and other products, we purchase such cards from third parties for resale. We do not have a long-term supply contract with these suppliers, and therefore face the risks of inadequate supply, price increases, late delivery or unavailability. If our supply of such products is disrupted, our reputation may be harmed and we may lose existing customers or be unable to attract new customers.

We depend on United Microelectronics Corporation, or UMC, to manufacture all of our controllers, and if we are unable to obtain from UMC sufficient quantities of controllers at acceptable quality, yields and prices, and in a timely manner, we may not be able to meet customer demand for our products, which could limit the growth and success of our business.

We do not own or operate a semiconductor fabrication facility, or fab. Instead, we rely on a single outside foundry, UMC of Taiwan, to produce all of our controller products. Our reliance on an independent foundry involves a number of significant risks, including:

•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

•	lack of guaranteed production capacity or product supply; and

•	unavailability of, or delayed access to, next-generation or key process technologies.

We do not have a long-term supply agreement with UMC and instead obtain manufacturing services on a purchase order basis. UMC has no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of UMC, and UMC may reallocate capacity to other customers on short notice, even during periods of high demand for our products. If UMC were to become unable or unwilling to continue manufacturing our controllers in the required volumes, at acceptable quality, yields and prices, and in a timely manner, we might not be able to meet customer demand for our products, which could limit the growth and success of our business. Although we have attempted to diversify our sources of controllers by qualifying other fabs, such as Taiwan Semiconductor Manufacturing Corporation, we cannot assure you that they will have sufficient capacity to accommodate our demand at any particular time.

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

Our CompactFlash digital film is currently assembled and tested by Venture Manufacturing Services in Newark, California and Venture Manufacturing in Singapore and Bintan, Malaysia, Vitron in San Jose, California and PC Partner in China. We do not have a long-term agreement with Vitron, Venture Manufacturing or PC Partner and typically obtain services from them on a per order basis. Additionally, our controllers are assembled, tested and packaged primarily by Advanced Semiconductor Engineering, Inc. in Taiwan and Multitech Design & Test, Inc. in Sunnyvale, California. Our reliance on these subcontractors involves risks such as reduced control over delivery schedules, quality assurance, inventory levels and costs. These risks could result in product shortages or increase our costs of manufacturing, assembling or testing our products. If these subcontractors are unable or unwilling to continue to provide assembly and test services and deliver products of acceptable quality, at acceptable costs and in a timely manner, we would have to identify and qualify other subcontractors. This could be time-consuming and difficult and result in unforeseen operations problems.

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

Sales outside of the United States accounted for approximately 27.5% of our total net revenues for the quarter ended December 31, 2002 and approximately 31.0% for the year ended December 31, 2002. We generated a majority of our international revenues from licensing agreements in Asia and product sales in Europe and Asia. The European and Asian markets are intensely competitive. One of our principal growth strategies is to expand our presence in this and other international markets both through increased international sales and strategic relationships. We have begun conducting transactions in the euro, and are expanding distribution of our products into Latin America. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our net revenues in future periods. Accordingly, we are subject to international risks, including:

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

The sales of our products are denominated primarily in United States dollars. As a result, increases in the value of the United States dollar relative to foreign currencies could cause our products to become less competitive in international markets and could result in a reduction in sales and profitability. We have product sales denominated in British pounds, Euros and other European currencies, as well as the Japanese yen. In addition, we anticipate having some sales in Latin American currencies in 2003. To the extent our prices are denominated in foreign currencies, particularly the British pound and Japanese yen, we will be exposed to increased risks of currency fluctuations.

We have foreign subsidiaries in Great Britain and Japan that operate and sell our products in various global markets. As a result, we are exposed to risks associated with changes in foreign currency exchange rates. We use forward contracts, to manage the exposures associated with our net asset or liability positions. However, we cannot assure you that any policies or techniques that we have implemented will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations.

Risks Related to Our Industry

Our business will not succeed unless the digital photography market continues to grow and is accepted by professional, commercial and consumer users.

We currently depend on sales of digital film and connectivity products to digital camera owners for a substantial portion of our revenues, which exposes us to substantial risk in the event the digital photography market does not grow rapidly. The digital photography market is in an early stage of development and is rapidly evolving. The success of this market depends on many factors, including:

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

General economic conditions, political and military conditions associated with current worldwide conflicts and similar events may prevent consumers from purchasing our products and reduced demand for digital media and related products may prevent us from achieving targeted revenues and profitability.

Sales of consumer electronic products have historically been dependent upon discretionary spending by consumers, which may be adversely affected by general economic conditions. The recent decline in consumer confidence and the continuing slowdown in the United States economy may cause consumers to defer decisions to purchase our products. Some analysts have predicted a further decline in the United States economy will result from recent volatility in the financial markets and the threat of war with Iraq. If the economy continues to decline as a result of recent economic, political and social turmoil, consumers may reduce discretionary spending and may not purchase our products, which would harm our revenues.

Our revenues and our ability to sustain profitability depend significantly on the overall demand for flash cards and related products. Our customers’ decisions to purchase our products are largely discretionary. The slowdown in the U.S. and global economy may cause customers to defer or alter purchasing decisions, and accordingly could reduce demand for our products. Softening demand for these products caused by worsening economic conditions has resulted in the past, and may again in the future result, in decreased revenues. As a result, there is uncertainty with respect to our expected revenues for 2003, and further delays or reductions in spending on digital film and related products could have a material adverse effect on our revenues and operating results.

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

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and other methods to protect our proprietary technologies. As of March 28, 2003, we have been granted or allowed 62 patents in the United States and other countries and have 89 pending United States and foreign patent applications. We cannot assure you, however, that:

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

Foreign currency risk.    We sell our products primarily to customers in the U.S. and, to a lesser extent, Japan, Europe and Canada. Most of our sales are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our sales will be denominated in British pounds, the Japanese yen, the Euro and possibly Latin American currencies. Foreign currency denominated revenues were approximately 27.8%, 22.7% and 20.5% of our total product revenues for the years ended December 31, 2000, 2001 and 2002, respectively. Foreign currency denominated costs were approximately 3.9%, 2.2% and 0.4% of our cost of product revenues for the years ended December 31, 2000, 2001 and 2002, respectively. As a result, it is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar rises in comparison to the local currency, which may make it more difficult to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. In addition, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. These risks could become more significant if we expand business outside the U.S. or if we increase sales in non-U.S. dollar denominated currencies.

We have adopted and implemented a hedging policy to mitigate these potential risks. We use forward contracts, to manage the exposures associated with our net asset or liability positions. However, we cannot assure you that any policies or techniques that we have implemented, or may implement in the future, will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes.

We record our hedges of foreign currency denominated assets and liabilities at fair value with the related gains or losses recorded in foreign exchange gain or (loss) in our Statements of Operations. During the year ended December 31, 2002, we entered into hedges on intercompany payables denominated in the British pound and Japanese yen. The gains and losses on these contracts were substantially offset by transaction losses and gains on the underlying balances being hedged. In addition, during the year ended December 31, 2002, we had foreign currency denominated assets and liabilities that were not hedged. Our net foreign exchange losses on hedging transactions were approximately $0.4 million for the year ended December 31, 2002. As of December 31, 2002, we held forward contracts with an aggregate notional value of $13.1 million to hedge the risks associated with British pound and Japanese yen denominated assets and liabilities. A 10% adverse move in currency exchange rates affecting the contracts would decrease the fair value of the contracts by $1.4 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly we believe that the hedging of our foreign currency exposure should have no material impact on income or cash flow. We did not enter into any hedging transactions during the years ended December 31, 2000 or 2001.

Interest rate risk.    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. The risk associated with fluctuating interest expense is limited to the exposure related to those debt instruments and credit facilities that are tied to market rates. Accordingly, our interest rate risk is primarily related to our credit facility with Greater Bay Bank. At December 31, 2002, we had $14.6 million outstanding under this facility. At December 31, 2002, our agreement with Greater Bay Bank provided for interest at an annual rate of the bank’s prime rate plus 4.5% of the gross amount financed. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2002, this increase would result in a decline in income before taxes in 2002 of approximately $14,000. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk and market risk. We plan to mitigate default risk by investing in investment-grade securities. We have historically invested in investment-grade, short-term securities that we have held until maturity to limit our market risk.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at December 31, 2002. Actual results may differ materially.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

2.      INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements:

Schedule		Page
II	Valuation and Qualifying Accounts	67

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lexar Media, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Lexar Media, Inc. and its subsidiaries at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 28, 2003

LEXAR MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$8,656	$47,383
Restricted cash	2,333	5,000
Accounts receivable, net of allowances of $1,339 and $2,699, respectively	14,188	42,609
Inventories	6,827	25,604
Prepaid expenses and other current assets	1,074	2,397

Total current assets	33,078	122,993
Property and equipment, net	2,341	2,887
Intangible assets, net	246	652
Other assets	787	389

Total assets	$36,452	$126,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,245	$24,271
Accrued liabilities	7,813	19,392
Deferred license revenue and product margin	6,033	22,352
Notes payable to stockholders	168	—
Note payable to bank	2,224	14,568

Total current liabilities	28,483	80,583
Deferred license revenue, net of current portion	1,748	4,724
Notes payable to bank, net of current portion	13	—
Other non-current liabilities		49

Total liabilities	30,244	85,356

Commitments and contingencies (Notes 11 and 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value:
10,000,000 shares authorized	—	—
Common stock, $0.0001 par value:
200,000,000 shares authorized; 59,759,518 and 66,361,715 shares issued and outstanding	6	7
Additional paid-in capital	147,609	175,120
Unearned stock-based compensation	(1,969)	(493)
Notes receivable from stockholders	(3,453)	(1,001)
Accumulated deficit	(135,856)	(131,847)
Accumulated other comprehensive loss	(129)	(221)

Total stockholders’ equity	6,208	41,565

Total liabilities and stockholders’ equity	$36,452	$126,921

The accompanying notes are an integral part of these consolidated financial statements.

LEXAR MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2000	2001	2002
Net revenues:
Product revenues	$87,227	$61,932	$156,744
License and royalty revenues	750	11,709	17,295

Total net revenues	87,977	73,641	174,039
Cost of product revenues (excludes stock-based compensation of $368, $49 and $34)	75,651	67,645	128,199

Gross margin	12,326	5,996	45,840

Operating expenses:
Research and development (excludes stock-based compensation of $3,787, $1,289 and $695)	6,964	5,571	5,325
Sales and marketing (excludes stock-based compensation of $2,166, $255 and $141)	21,128	20,040	17,670
General and administrative (excludes stock-based compensation of $6,777, $847 and $773)	13,748	12,091	10,635
Stock-based compensation	13,098	2,440	1,643
Goodwill impairment	—	2,854	—
Restructuring charge (credit)	—	2,086	(171)
Settlement of litigation	6,000	—	—

Total operating expenses	60,938	45,082	35,102

Income (loss) from operations	(48,612)	(39,086)	10,738

Other income and (expense):
Interest and other expense	(7,214)	(6,144)	(849)
Interest and other income	1,790	967	393
Foreign exchange gain (loss)	(230)	(303)	180

Total other income and (expense)	(5,654)	(5,480)	(276)

Income (loss) before income taxes	(54,266)	(44,566)	10,462
Income taxes	—	2,942	6,453

Net income (loss)	$(54,266)	$(47,508)	$4,009

Net income (loss) per common share:
Basic	$(2.09)	$(0.82)	$0.07

Diluted	$(2.09)	$(0.82)	$0.06

Shares used in net income (loss) per common share calculation:
Basic	26,100	58,168	59,918

Diluted	26,100	58,168	66,644

The accompanying notes are an integral part of these consolidated financial statements.

LEXAR MEDIA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Additional Paid-in Capital	Unearned Stock- based Compensation	Notes Receivable from Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances, January 1, 2000	12,664	$1	$24,566	$(19,158)	$(2,756)	$(34,082)	$—	$(31,429)
Issuance of common stock for acquisitions	505	—	4,040	—	—	—	—	4,040
Issuance of warrants for promissory notes	—	—	8,414	—	—	—	—	8,414
Issuance of common stock for services	37	—	302	—	—	—	—	302
Unearned stock-based compensation	—	—	3,526	(3,526)	—	—	—	—
Amortization of unearned stock-based compensation	—	—	—	13,098	—	—	—	13,098
Accretion of mandatorily redeemable convertible preferred stock	—	—	(344)	—	—	—	—	(344)
Exercise of stock options	1,848	—	3,881	—	(3,536)	—	—	345
Repayment of notes receivable	—	—	—	—	10	—	—	10
Repurchase of stock	(476)	—	(1,011)	—	990	—	—	(21)
Conversion of mandatorily redeemable convertible preferred stock into common stock	37,224	4	53,476	—	—	—	—	53,480
Initial public offering of common stock (net of issuance costs of $6,481)	7,475	1	53,318	—	—	—	—	53,319
Exercise of warrants	497	—	407	—	—	—	—	407
Conversion of note payable into common stock	278	—	2,221	—	—	—	—	2,221
Net loss	—	—	—	—	—	(54,266)	—
Foreign currency translation adjustments	—	—	—	—	—	—	(38)
Total comprehensive loss	—	—	—	—	—	—	—	(54,304)

Balances, December 31, 2000	60,052	$6	$152,796	$(9,586)	$(5,292)	$(88,348)	$(38)	$49,538
Issuance of warrants for services	—	—	258	—	—	—	—	258
Repricing of warrants	—	—	792	—	—	—	—	792
Issuance of shares under employee stock purchase plan	354	—	393	—	—	—	—	393
Unearned stock-based compensation	—	—	(5,177)	5,177	—	—	—	—
Amortization of unearned stock-based compensation, net	—	—	—	2,440	—	—	—	2,440
Exercise of stock options	182	—	47	—	—	—	—	47
Repayment of notes receivable	—	—	—	—	360	—	—	360
Repurchase of stock upon termination of employment	(829)	—	(1,500)	—	1,479	—	—	(21)
Net loss	—	—	—	—	—	(47,508)	—
Foreign currency translation adjustments	—	—	—	—	—	—	(91)
Total comprehensive loss	—	—	—	—	—	—	—	(47,599)

Balances, December 31, 2001	59,759	$6	$147,609	$(1,969)	$(3,453)	$(135,856)	$(129)	$6,208
Issuance of shares under employee stock purchase plan	378	—	365	—	—	—	—	365
Exercise of stock options	965	—	1,138	—	—	—	—	1,138
Unearned stock-based compensation	—	—	167	(167)	—	—	—	—
Amortization of unearned stock-based compensation, net	—	—	—	1,643	—	—	—	1,643
Issuance of common stock for warrants—net exercise	1,035	—	—	—	—	—	—	—
Issuance of common stock for patents	105	—	381	—	—	—	—	381
Repayment of notes receivable—stock	(667)	—	(2,057)	—	2,057	—	—	—
Repayment of notes receivable—cash	—	—	—	—	395	—	—	395
Repayment of loans to officers—stock	(26)	—	(80)	—	—	—	—	(80)
Payment of interest on option notes and loans to officers—stock	(132)	—	(406)	—	—	—	—	(406)
Public offering of common stock (net of issuance costs of $1,936)	4,945	1	27,733	—	—	—	—	27,734
State tax benefit related to options and Employee Stock Purchase Plan	—	—	270	—	—	—	—	270
Net income	—	—	—	—	—	4,009	—
Foreign currency translation adjustments	—	—	—	—	—	—	(92)
Total comprehensive income	—	—	—	—	—	—	—	3,917

Balances, December 31, 2002	66,362	$7	$175,120	$(493)	$(1,001)	$(131,847)	$(221)	$41,565

The accompanying notes are an integral part of these consolidated financial statements.

LEXAR MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net income (loss)	$(54,266)	$(47,508)	$4,009
Adjustments to reconcile net income (loss) to net cash (used in) or provided by operating activities:
Depreciation and amortization	1,921	1,834	1,366
Allowances for sales returns, discounts and doubtful accounts	(122)	1,462	1,442
Allowance to record inventory at net realizable value	365	3,172	1,377
Goodwill impairment	—	2,854	—
Restructuring charge (credit)	—	1,312	(171)
Tax benefit from employee stock plans	—	—	270
Issuance of warrants and stock to non-employees	167	52	—
Loss on disposition of fixed assets	—	6	19
Amortization of stock-based compensation	13,098	2,440	1,643
Imputed and other non-cash interest	5,922	4,117	4
Amortization of deferred financing costs	139	810	—
Change in operating assets and liabilities:
Accounts receivable	1,737	(6,883)	(29,863)
Inventory	(10,800)	17,537	(20,154)
Prepaid expenses and other assets	(2,222)	224	(1,410)
Accounts payable	(3,447)	4,238	12,023
Accrued liabilities	6,878	(1,848)	11,750
Deferred license revenue and product margin	334	7,512	19,255
Other non-current liabilities	—	—	49

Net cash (used in) provided by operating activities	(40,296)	(8,669)	1,609

Cash flows from investing activities:
Cash used in acquisition of Impact Peripherals Ltd.	(64)	—	—
Purchase of property and equipment	(2,211)	(880)	(1,839)
Purchase of intangible assets	—	—	(74)
Cash acquired upon acquisition of Printroom.com, Inc.	49	—	—
Purchase of short-term investments	(19,987)	—	—
Proceeds from sale and maturity of short-term investments	3,896	19,987	—

Net cash (used in) provided by investing activities	(18,317)	19,107	(1,913)

Cash flows from financing activities:
Proceeds from initial public offering net of issuance costs	53,319	—	—
Proceeds from public offering net of issuance costs	—	—	27,734
Increase in restricted cash due to standby letters of credit	(1,000)	(1,333)	(2,667)
Issuance of stock under employee stock purchase plan	—	393	365
Reduction of notes receivable from stockholders	10	360	395
Exercise of stock options and warrants	752	47	1,138
Repayment of notes payable	(13,309)	(14,164)	(50,872)
Repayment of notes payable to stockholders	(5,203)	(369)	(172)
Proceeds from notes payable	12,088	5,641	63,202
Repurchase of stock	(21)	(21)	—
Proceeds from notes payable to stockholders	13,275	—	—

Net cash provided by (used in) financing activities	59,911	(9,446)	39,123

Effect of exchange rates on cash and cash equivalents	(38)	(91)	(92)

Net increase in cash and cash equivalents	1,260	901	38,727
Cash and cash equivalents at beginning of year	6,495	7,755	8,656

Cash and cash equivalents at end of year	$7,755	$8,656	$47,383

The accompanying notes are an integral part of these consolidated financial statements.

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

We design, develop and market high-performance flash media that we market as digital film as well as other flash-based storage products for consumer markets that utilize portable media for the capture and retrieval of digital content.

We purchase substantially all of our flash memory from Samsung and combine flash memory with our patented controller technology. A controller determines, among other things, the manner in which data is written to and read from the flash memory and is important in determining the overall performance of the flash card. We believe our high-performance CompactFlash can record data faster than other CompactFlash cards. We also license our proprietary controller technology and sell controllers to Samsung and other manufactures of flash storage media to address markets adjacent to digital photography. Our flash memory controller technology can be applied to a variety of consumer electronic applications such as digital music players, laptop computers, personal digital assistants, telecommunication and network devices and digital video recorders.

We sell our digital media and connectivity products to end-users primarily through mass market, photo and OEM channels. The mass-market channels include national and regional retailers and distributors such as Walmart and Wynit. We also use a direct sales force, as well as distributors, value-added resellers and independent sales representatives, and our website, www.lexarmedia.com, for the mass market. We currently sell our products in the United States, Asia, Europe and other parts of the world, either directly, through our wholly owned subsidiaries located in Japan and the U.K., or through international distributors. We believe that in order to compete successfully, we must continually design, develop and introduce new products that take advantage of market opportunities and address emerging standards.

We contract with an independent foundry and assembly and testing organizations to manufacture our flash card products. This allows us to focus on our design efforts, minimize fixed costs and capital expenditures and gain access to advanced manufacturing capabilities.

In August 2000, we completed our initial public offering, raising net proceeds of $53.3 million. In December 2002, we completed a public offering, raising net proceeds of $27.7 million. We are incorporated in the state of Delaware and our common stock is traded on the Nasdaq National Market under the symbol LEXR.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Financial statement presentation

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years’ financial statements have been reclassified to conform to the fiscal 2002 presentation. Such reclassification had no effect on the net loss or the stockholders’ equity.

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

Foreign currency transaction gains and losses are included in the consolidated statements of operations and were net losses of $0.2 million in 2000, $0.3 million in 2001 and a net gain of $0.2 million in 2002.

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

Restricted cash

Restricted cash represents cash and cash equivalents used to collateralize standby letters of credit related to purchasing agreements with our suppliers. Cash restricted under standby letters of credit amounted to $2.3 million and $5.0 million at December 31, 2001 and 2002, respectively.

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

Our accounts receivable are derived from revenues earned from customers located primarily in the U.S., Europe and Japan. We perform credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. One customer accounted for 22.6% of accounts receivable at December 31, 2001. Two customers accounted for 13.3% and 10.8%, respectively, of accounts receivable at December 31, 2002. Revenues from three customers represented 18%, 13%, and 13% of our gross revenues for the year ended December 31, 2000. Revenues from one customer represented 12.0% of our gross revenues for the year ended December 31, 2001. In addition, during 2001 two of our distributors had sales to one common customer, which we believe, in total, represents more than 15% of our gross revenues. Revenues from two customers represented 13% and 12% of our gross revenues for the year ended December 31, 2002.

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

Investments in marketable securities

We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Debt and equity securities are classified as available for sale securities and are reported at fair market value, with any unrealized holding gains and losses excluded from current earnings and reported as a separate component of stockholders’ equity and as a separate component of comprehensive income. There was no unrealized gain or loss on these securities at December 31, 2000. As of December 31, 2001 and 2002, we held no marketable securities.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using standard costs that approximate actual cost under the first-in, first-out method. Appropriate allowances are made to reduce the value of inventories to net realizable value where this is below cost. This may occur where we determine that inventories may be slow moving, obsolete, excess or where the selling price of the product is insufficient to cover product costs and selling expenses.

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line basis over the estimated useful lives of the assets, generally 3 to 5 years, as follows:

Useful Life
Computer and other equipment	3 years
Engineering equipment	5 years
Software	3 years
Furniture, fixtures and improvements	5 years

Depreciation expense related to our property and equipment was $1.0 million in 2000, $1.4 million in 2001 and $1.3 million in 2002.

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

Web site development costs

Costs incurred in the design, creation and maintenance of content, graphics and user interface of our web sites are expensed as incurred in accordance with SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Costs incurred in the development of application and infrastructure of the web sites are capitalized and amortized over the useful life of the web sites. At December 31, 2000, we had capitalized approximately $0.2 million of such costs, related to Printroom.com, which was disposed of during 2001. At December 31, 2001 and 2002, we had no capitalized software costs.

Segments

We follow SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We operate in one segment, using one measurement of profitability to manage our business.

Revenues and long-lived assets by region (in thousands):

	Years Ended December 31,
	2000	2001	2002
Revenues:
United States	$62,149	$63,325	$143,996
Korea	57	11,134	16,428
Japan	17,577	5,317	17,583
Europe	12,748	11,344	19,766
Other	2,705	834	864

Gross revenues	$95,236	$91,954	$198,637

Less: Discounts and allowances	7,259	18,313	24,598

Net revenues	$87,977	$73,641	$174,039

	At December 31,
	2001	2002
Long-lived assets:
United States	$2,271	$2,806
Japan	26	29
Europe	44	52

Total long-lived assets	$2,341	$2,887

Revenue recognition

Our customers include distributors, retailers, OEMs and end users. Certain customers have return and price protection rights. We recognize revenue where there is a contract or purchase order, upon shipment or delivery depending on the terms of sale, and where collectibility of the resulting receivable is reasonably assured with fixed or determinable prices. We provide for estimated future returns and price protection based on historical experience at the time revenue is recognized. For certain customers where we are unable to reasonably estimate the level of returns or other revenue allowances, revenues and the costs of revenues are deferred until these customers have sold the product to their customers.

Deferred license revenue and product margin

When we have a signed license agreement, the technology has been delivered, there are no remaining significant obligations under the contract, the fee is fixed or determinable and non-refundable and collectibility is reasonably assured, we recognize license fees and fixed non-refundable royalties ratably over the term of the license or fixed royalty arrangement during which the customer has rights to the technology. When royalties are based on the volume of products sold that incorporate our technology, revenue is recognized when earned. Variable royalties based on volume have been insignificant to date.

Research and development

Research and development costs are charged to operations as incurred.

Accounting for stock-based compensation

We account for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.” and FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and comply with the disclosure provisions of Statement of Financial Accounting Standards, (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of our common stock and the exercise price. SFAS 123 defines a “fair value” based method of accounting for an employee stock option or similar equity instrument.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and value awards using the Black Scholes option pricing model as of the date at which the non-employees performance is complete. We recognize the fair value of the award as a compensation expense as the non-employees interest in the instrument vests.

Had compensation expense for our stock options, employee stock purchase plan and the restricted stock issuances been determined based on the fair value of the grant date for awards in fiscal years 2000, 2001 and 2002 consistent with the provision of SFAS 123, and SFAS 148, our net loss for 2000 and 2001 would have increased and our net income for 2002 decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Years Ended December 31,
	2000	2001	2002
As reported:
Net income (loss)	$(54,266)	$(47,508)	$4,009
Accretion of mandatorily redeemable convertible preferred stock	(344)	—	—

Net income (loss) after accretion of mandatorily redeemable convertible preferred stock	$(54,610)	$(47,508)	$4,009
Add: Compensation expense included in reported net income	13,098	2,440	1,643
Less: Pro forma compensation expense if we adopted FAS 123	(19,148)	(5,639)	(8,502)

Pro forma net loss after accretion	$(60,660)	$(50,707)	$(2,850)

Net income (loss) per common share—basic as reported	$(2.09)	$(0.82)	$0.07

Net loss per common share—basic pro forma	$(2.32)	$(0.87)	$(0.05)

Net income (loss) per common share—diluted as reported	$(2.09)	$(0.82)	$0.06

Net loss per common share—diluted pro forma	$(2.32)	$(0.87)	$(0.05)

In accordance with the provisions of SFAS 123, the fair value of each option or ESPP share is estimated using the following assumptions at the date of grant:

	Years Ended December 31,
	2000	2001	2001	2002	2002
			ESPP		ESPP
Weighted average fair value per option	$6.70	$0.66	$1.29	$1.91	$0.63
Risk free interest rate	6.17%	4.43%	4.00%	2.82%	3.4%
Expected life (years)	5	4	0.5	3.5	1.3
Expected stock price volatility	60%	80%	80%	90%	90%
Dividend yield	—	—	—	—	—

During the years ended December 31, 1999, 2000, 2001 and 2002, we recorded unearned stock-based compensation totaling $19.4 million, which is being amortized to expense over the period during which the options vest, generally four years, using the method set out in Example 2 of FASB Interpretation No. 28 (“FIN 28”). This method results in an acceleration of the compensation expense. For the years ended December 31, 2000, 2001 and 2002, we recorded stock-based compensation of, $13.1 million, $2.4 million and $1.6 million, respectively, related to options granted to employees and non-employees during the years.

Advertising and market development costs

Advertising and market development costs were charged to operations as incurred. Advertising and market development costs amounted to $8.1 million for the year ended December 31, 2002 of which $4.8 million was offset against revenue in accordance with Emerging Issues Task Force Issue No. 01-09, “EITF 01-09”, and $3.3 million was charged as an operating expense.

Consideration generally given by us to a customer is presumed to be a reduction of selling price, and therefore, a reduction of revenue. However, if we receive an identifiable benefit in return for the consideration given to our customer that is sufficiently separable from our sales to that customer, such that we could have paid an independent company to receive that benefit; and we can reasonably estimate the fair value of that benefit, then the consideration is characterized as an expense. We estimate the fair value of the benefits we receive by tracking the advertising done by our customers on our behalf and calculating the value of that advertising using a comparable rate for similar publications.

Income taxes

Deferred income tax assets and liabilities are recorded based on the resulting computation of differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to an amount more likely than not to be realized.

Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income at December 31, 2001 and December 31, 2002 was comprised of foreign currency translation losses of approximately $0.1 million in each period.

Shipping and handling costs

Certain shipping and handling costs are included in selling and marketing costs in the statements of operations. These costs were $1.0 million in 2000, $2.1 million in 2001 and $3.2 million in 2002. Fees charged to customers for shipping and handling are included in revenues.

Goodwill and Intangible assets

Intangible assets consist of goodwill and purchased patents. Patents are being amortized on a straight-line basis to operations over three years. In accordance with FAS 142, goodwill is no longer being amortized. Patent amortization expense was approximately $0.1 million in 2002. We had no patent amortization expense during 2001 or 2000. We adopted SFAS No. 142, Goodwill and Other Intangible Assets (FAS 142), on January 1, 2002. The implementation of this accounting pronouncement modified the accounting for goodwill and intangibles, which included the cessation of amortizing capitalized goodwill.

The following table reflects the loss and net loss reflecting the effect of excluding the amortization of capitalized goodwill.

	Years Ended December 31,
	2000	2001
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net loss	$(54,266)	$(47,508)
Add: amortization expense	$894	$432
Adjusted net loss	$(53,372)	$(47,076)

The following table reflects the loss and net loss per share adjustment reflecting the effect of excluding the amortization of capitalized goodwill:

Net loss per common share—basic and diluted	$(2.09)	$(0.82)
Add: amortization expense	$0.03	$0.01
Adjusted net loss per common share—basic and diluted	$(2.06)	$(0.81)

Recent accounting developments

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, “Accounting for Certain Sales Incentives,” EITF No. 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future,” and EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” Our gross margins for the year ended December 31, 2002 reflect the implementation of EITF 01-09 and EITF 00-25. The impact of these pronouncements is that consideration generally given by us to a customer is presumed to be a reduction of selling price, and therefore, a reduction of revenue. However, if we receive an identifiable benefit in return for the consideration given to our customer that is sufficiently separable from our sales to that customer, such that we could have paid an independent company to receive that benefit; and we can reasonably estimate the fair value of that benefit, then the consideration is characterized as an expense. The effect of these changes was a reduction in our product gross margins in the year ended December 31, 2002 from 20.6% to 18.2%. There was no impact on our income before income taxes or our net income for the period. We determined that it was impracticable to gather the data required to compute the impact of these consensuses on the years ended December 31, 2001 and 2000, had they been in place at that time.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Generally the provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. We anticipate that we will continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this standard did not have a material impact on our financial position, results of operations or cash flows. We provide warranties that range from one year for card readers to limited lifetime warranties for our professional products. Warranty costs are the costs to rework or scrap returned inventories. We have historically experienced minimal warranty costs.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing the impact of EITF Issue No. 00-21 on our consolidated financial statements.

Net income (loss) per common share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential common shares, including options, warrants and preferred stock. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net income (loss) per share follows (in thousands, except per common share amounts):

	Years Ended December 31,
	2000	2001	2002
Numerator:
Net income (loss)	$(54,266)	$(47,508)	$4,009
Accretion of mandatorily redeemable convertible preferred stock	(344)	—	—

Net income (loss) after accretion of mandatorily redeemable convertible preferred stock	$(54,610)	$(47,508)	$4,009

Denominator for net income (loss) per common share—basic:
Weighted average common shares outstanding	31,403	60,157	60,274
Weighted average unvested common shares subject to repurchase	(5,303)	(1,989)	(356)

Denominator for net income (loss) per common share—basic	26,100	58,168	59,918

Net income (loss) per common share—basic	$(2.09)	$(0.82)	$0.07

Denominator for net income (loss) per common share—diluted:
Denominator for net income (loss) per common share—basic	26,100	58,168	59,918
Incremental common shares attributable to exercise of outstanding stock options and warrants (assuming proceeds would be used to purchase common stock)	—	—	6,370
Weighted average unvested common shares subject to repurchase	—	—	356

Denominator for net income (loss) per common share—diluted	26,100	58,168	66,644

Net income (loss) per common share—diluted	$(2.09)	$(0.82)	$0.06

Antidilutive securities

Securities listed below have not been included in the computations of diluted net income (loss) per share for the years ended December 31, 2000, 2001 and 2002 because the inclusion of these securities would be anti-dilutive (in thousands):

	Years Ended December 31,
	2000	2001	2002
Shares under warrants for common stock	1,853	2,603	324
Shares under options for common stock	5,226	12,588	3,131
Common stock subject to repurchase	3,267	782	—

NOTE 3—ACQUISITIONS:

In January 2000, we acquired Printroom.com, Inc. for a total purchase price of $3.8 million, of which $3.7 million was allocated to goodwill. The acquisition was accounted for as a purchase and the results of operations of Printroom.com were included in our consolidated financial statements from the date of acquisition. In the first quarter of 2001 the unamortized balance of goodwill was written off because the investment in Printroom.com had become impaired. We sold substantially all of the assets of Printroom.com in the third quarter of 2001.

In April 2000, we acquired Impact Peripherals Limited which now operates as Lexar Media Europe, for consideration valued at $1.1 million, representing 30,000 shares of our common stock, $0.9 million of cash discounted as appropriate and $39,000 of acquisition-related costs. Of the cash consideration, $0.5 million was paid upon completion of the acquisition, $0.3 million was paid on the first anniversary of the acquisition and $0.2 million was paid on the second anniversary of the acquisition. The acquisition was accounted for as a purchase and the results of operations of Lexar Media Europe have been included in our consolidated financial statements from the date of acquisition. The purchase price was allocated $0.6 million to the net assets acquired and $0.5 million to goodwill. As of December 31, 2001, unamortized goodwill was $0.2 million. We discontinued amortization of the goodwill effective January 1, 2002, in accordance with SFAS 142.

NOTE 4—BALANCE SHEET DISCLOSURES (in thousands):

Inventory consisted of the following:

	As of December 31,
	2001	2002
Raw materials	$1,305	$4,179
Controllers	510	2,884
Flash memory products	4,129	17,905
Ancillary products	883	636

	$6,827	$25,604

Flash memory products included inventory on consignment at our customers of $4.5 million at December 31, 2002. We had no inventory on consignment at December 31, 2001.

Property and equipment consisted of the following:

	As of December 31,
	2001	2002
Computer and other equipment	$2,176	$1,970
Engineering equipment	1,735	2,646
Software	1,053	2,052
Furniture, fixtures and improvements	553	638

	5,517	7,306
Less: accumulated depreciation and amortization	(3,176)	(4,419)

	$2,341	$2,887

Intangible assets consisted of the following:

	As of December 31,
	2001	2002
Goodwill	$546	$546
Patents	—	456
Less: accumulated amortization	(300)	(350)

	$246	$652

Accrued liabilities consisted of the following:

	As of December 31,
	2001	2002
Payroll and related amounts	$1,144	$1,509
Accrued legal	174	1,118
Accrued restructuring (Note 14)	776	258

Accrued incentive compensation	838	1,039
Accrued price protection	2,379	5,463
Accrued rebate	387	2,682
Market development fund	861	4,094
Other	1,254	3,229

	$7,813	$19,392

Our market development fund is used primarily to support promotional activities performed by our customers on behalf of our products. We accrue these expenses at the time the related revenue is recognized.

Deferred license revenue and product margin consisted of the following:

	As of December 31,
	2001	2002
License and royalty	$7,267	$22,097
Product margin	514	4,979

	$7,781	$27,076

Less: Amount classified as current liabilities	6,033	22,352

Long term portion of deferred license revenue	$1,748	$4,724

NOTE 5—NOTES PAYABLE:

In April 1997, we purchased engineering equipment financed through an equipment financing company. The equipment collateralized the loan, which bore interest at 9.7%. The holder of this note was a holder of our stock; accordingly the loan balance was classified under notes payable to stockholders. The note was repaid in 2002.

In April 2000, we issued notes payable to former shareholders of Lexar Media Europe in the amount of $0.4 million. Of this balance, $0.2 million was paid in 2001 and the remaining amount was paid in 2002 and the balance at December 31, 2001 amounted to $0.2 million

In June 2000, we entered into credit agreements with The Chase Manhattan Bank (“Chase”) and Access Technology Partners (“Access”), an affiliate of Chase. These agreements included a $20.0 million revolving credit line from Chase, with interest payable on any borrowings at a rate of LIBOR plus 3.0% per year, and a $10.0 million term loan from Access, with interest payable on any borrowings at a rate of 12.0% per year. The loan from Access was subordinate in right of payment to the credit line from Chase. In connection with this loan, we issued warrants to purchase 875,000 shares of our common stock in connection with the revolving credit facility and the term loan. These warrants had an exercise price of $8.00 per share. The value assigned to the warrants was $3.1 million representing a discount of the face value of the debt instruments. The discount associated with these warrants was being amortized to the statement of operations as interest expense over the period the facilities were available. During 2001, we incurred a $0.7 million charge related to the re-pricing of the warrants issued in connection with the credit facilities from $8.00 to $1.44. The Chase and Access loans were repaid in 2001 and the unamortized balances related to the warrants and deferred financing fees were charged to the statement of operations as interest expense.

In September 2001, we established an asset based credit facility with Greater Bay Bank. Our agreement with Greater Bay Bank, as amended, provides for a maximum balance of $15 million, interest at an annual rate of the bank’s prime rate plus 4.5% of the gross amount financed, has a term of one year, and is renewable from year to year thereafter. Either party can terminate the facility, at any time, upon 30 days’ prior written notice. At December 31, 2001 and December 31, 2002, the balance outstanding under this facility was $2.2 million and $14.6 million, respectively. Availability under the loan is based upon 80% of the amount of eligible receivables. At December 31, 2002, the balance outstanding of $14.6 million was secured by $19.3 million in accounts receivable and the remaining $0.4 million under the facility was available.

NOTE 6—INCOME TAXES:

The components of income (loss) before income taxes for the years ended December 31, 2000 through December 31, 2002 are as follows (in thousands):

	Year ended December 31,
	2000	2001	2002
United States	$(54,055)	(44,361)	$10,250
Foreign	(211)	(205)	212

Income (loss) before income taxes	$(54,266)	$(44,566)	$10,462

There was no provision for income taxes for the year ended December 31, 2000. For the year ended December 31, 2001 the tax provision all relates to foreign taxes on foreign license revenue. The tax provision for 2002 is comprised of $5.4 million in foreign taxes primarily related to foreign license revenue and $1.1 million related to state taxes on income.

The federal and state tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	As of December 31,
	2001	2002
Deferred tax assets, net of deferred tax liabilities:
Net operating loss carryforwards	$36,197	$29,851
Foreign tax credit	2,942	8,199
Depreciation and amortization	662	385
Research credit carryforwards	1,614	1,239
Stock compensation	845	616
Deferred license revenue and product margin	—	9,044
Reserves and accruals	4,153	4,492

	46,413	53,826
Less: valuation allowance	(46,413)	(53,826)

	$—	$—

Total income tax expense differs from the expected tax expense as a result of the following:

	December 31,
	2000	2001	2002
Federal statutory tax rate	35.0%	35.0%	35.0%
State tax expense, net of federal benefit	2.8%	3.4%	7.0%
Foreign tax	0.0%	6.6%	52.2%
Goodwill impairment	0.0%	(2.3)%	0.0%
Utilization of net operating losses not previously benefited	0.0%	0.0%	(32.5)%
Net operating loss (not benefited)	(37.8)%	(36.2)%	0.0%

	0.0%	6.5%	61.7%

At December 31, 2002, we had federal and state net operating loss carryforwards of approximately $77.4 million and $60.6 million, respectively, and federal research credits and foreign tax credits of approximately $1.2 million and $8.2 million respectively, to offset future taxes. The federal operating loss and research credit carryforwards will begin to expire in 2011 if not utilized. The California operating loss carryforwards began to expire in 2003. We have established a 100% valuation allowance since it is more likely than not that no benefit will be realized for our deferred tax assets.

Sales of our stock, including shares sold in our initial public offering and our recent public offering, may further restrict our ability to utilize our net operating loss and credit carryforwards. These carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations may result in the expiration of net operating loss carry-forwards and credits before utilization.

We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, as such earnings are intended to be reinvested indefinitely.

NOTE 7—STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred stock

We are authorized to issue 10 million shares of preferred stock, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, and the number of shares constituting any series and the designation of such series, without any further vote or action by the stockholders.

Common stock

In February 1998, three employees purchased 2,400,000, 1,076,284 and 1,076,284 shares, respectively, of our common stock at a price of $0.08 per share. The share issuances were outside of our 1996 Stock Plan. The purchase price was paid through full-recourse promissory notes that were retired in 2002.

In December 1999, we sold 1,200,000 shares of restricted stock to three employees at a purchase price of $2.00 per share. These equity grants were made outside of our 1996 Stock Plan and vest over a four-year period. We repurchased 250,000 of these shares during 2001. At December 31, 2002, 116,665 of these shares were unvested and subject to repurchase.

Warrants

From 1998 through 2002, we issued the following warrants:

Shares subject to warrants to purchase mandatorily redeemable convertible preferred stock (in thousands, except per share amounts):

Series	Date Issued	Exercise Price	Number of Shares (Common Stock Equivalents)	Black-Scholes Value per share	Reason
E	August 1999	$2.35	97	$1.339	Bridge financing
E	September 1999	$2.35	213	$1.339	Services

During the year ended December 31, 2000, all warrants to purchase mandatorily redeemable convertible preferred stock were exercised and converted to common stock.

Shares subject to warrants to purchase common stock (in thousands, except per share amounts):

Date Issued	Exercise Price	Number of Shares (Common Stock Equivalents)	Black-Scholes Value Per Share	Reason	Number of Shares Outstanding at December 31, 2002
February 1998	$0.80	125	$0.414	Equity financing cost	—
September 1999	$0.30	11	$2.361	Legal settlement	—
December 1999	$1.00	30	$6.247	Services	30
June 2000	$1.44	875	$3.589	Equity financing cost	219
May-July 2000	$3.09	644	$4.712	Bridge financing	562
June-Sept. 2000	$8.00	345	$6.470	Bridge financing	324
April 2001	$1.13	500	$0.413	Royalty and license cost	—
September 2001	$1.26	250	$0.205	Credit facility cost	—

					1,135

During the year ended December 31, 2000, we issued 497,087 shares of common stock through the exercise of warrants at prices ranging from $0.30 to $8.00. The weighted average exercise price was $0.82. No warrants were exercised during 2001. During the year ended December 31, 2002, warrants for the purchase of 1,468,750 shares at prices ranging from $0.80 to $1.44 per share (weighted average—$1.28) of common stock were exercised on a net basis resulting in the issuance of 1,034,358 shares of common stock. The market value of the shares retired to effect the net purchases ranged from $2.83 to $7.06 per share (weighted average—$4.32) of common stock. The weighted average exercise price of outstanding warrants at December 31, 2002 was $3.50 per underlying share of common stock.

NOTE 8—STOCK OPTION PLANS:

The 1996 Stock Option/Stock Issuance Plan

Our 1996 Stock Option/Stock Issuance Plan (the “1996 Plan”) is divided into three separate equity programs: the option grant program, the stock issuance program and the stock bonus program. Under the 1996 Plan, the exercise price per share of the stock options granted to employees, members of our Board of Directors or consultants may not be less than 85% (110% for a 10% or greater stockholder) of the fair market value on the option grant date. Incentive options may only be granted to employees and the exercise price per share could not be less than 100% of the fair market value per share of our common stock on the option grant date.

Each option is exercisable as determined by our Board of Directors for all of the option shares and has a maximum term of ten years from the date of the grant. We have the right to repurchase, at the time of cessation of employment, at the exercise price paid per share any unvested shares, as established by our Board of Directors. As of December 31, 2002, we had reserved 1,463,006 shares for options remaining outstanding under the Plan.

The 2000 Equity Incentive Plan

On January 21, 2000, our Board of Directors adopted the 2000 Equity Incentive Plan (the “2000 Plan”) subject to stockholder approval. The 2000 Plan became effective on the date of our initial public offering. The 2000 Plan is the successor to the 1996 Plan. The 2000 Plan authorizes the award of options, restricted stock awards and stock bonuses.

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

We initially reserved 8,000,000 shares of common stock for issuance under the 2000 Plan. The number of shares reserved for issuance under this plan was increased to include shares of our common stock reserved under the 1996 Plan that were not issued or subject to outstanding grants on the date of our initial public offering.

The number of shares reserved for issuance under the 2000 Plan was further increased to include

•	any shares of our common stock issued under the 1996 Plan that are repurchased by us at the original purchase price;

•	any shares of our common stock issuable upon exercise of options granted under the 1996 Plan that expired or became unexercisable without having been exercised in full.

In addition, under the terms of the 2000 Plan, the number of shares of common stock reserved for issuance under the 2000 Plan increase automatically on January 1 of each year by an amount equal to 5% of our total outstanding shares of common stock as of the immediately preceding December 31. Our Board of Directors or our Compensation Committee may reduce the amount of the increase in any particular year. The 2000 Plan will terminate on January 20, 2010, unless our Board of Directors terminates it earlier.

Stock option activity under the 1996 Plan and the 2000 Plan for the period from January 1, 2000 to December 31, 2002 is summarized below (in thousands, except per share amounts):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balances, January 1, 2000	2,965	1,472	$0.08–2.00	$0.468
Additional shares reserved	8,000	—
Options granted	(5,146)	5,146	0.94–8.00	5.723
Options exercised	—	(648)	0.08–6.00	2.285
Options canceled	744	(744)	0.20–8.00	4.495
Repurchases	476	—	0.08–4.30	2.123

Balances, December 31, 2000	7,039	5,226	0.08–8.00	4.578
Additional shares reserved	3,003	—
Options granted	(10,086)	10,086	0.63–2.50	1.083
Options exercised	—	(182)	0.08–2.00	0.261
Options canceled	2,527	(2,527)	0.08–8.00	3.442
Repurchases	829	—	0.08–6.00	1.810

Balances, December 31, 2001	3,312	12,603	0.08–8.00	2.069
Additional shares reserved	2,988	—
Options granted	(5,360)	5,360	1.85-5.50	3.115
Options exercised	—	(965)	0.08–6.00	1.179
Options canceled	343	(343)	0.92–8.00	3.996

Balances, December 31, 2002	1,283	16,655	$0.08–8.00	$2.416

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

Activity under the 2000 Employee Stock Purchase Plan for the period from January 1, 2000 to December 31, 2002 is summarized below (in thousands, except per share amounts):

	Shares Reserved	Purchase Price	Weighted Average Purchase Price
Balances, January 1, 2000	—
Shares reserved	1,000

Balances, December 31, 2000	1,000
Additional shares reserved	601
Shares purchased	(354)	$0.97-$1.38	$1.11

Balances, December 31, 2001	1,247
Additional shares reserved	597
Shares purchased	(378)	$0.94-$0.98	$0.97

Balances, December 31, 2002	1,466

The following table summarizes information about stock options outstanding at December 31, 2002 (shares in thousands):

December 31, 2002
Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable Not Subject to Repurchase	Weighted Average Exercise Price
$0.08-$0.63	492	6.21	$0.28	371	$0.18
0.92-1.17	7,201	8.52	0.98	3,029	0.99
1.51-2.06	1,092	8.29	1.81	396	1.83
2.50-3.00	4,738	9.60	2.71	288	2.87
5.12-6.00	2,625	8.60	5.42	1,173	5.39
7.56-8.00	507	7.65	7.93	309	7.94

	16,655			5,566

At December 31, 2002, there were 211,302 shares issued under the 1996 plan that were unvested and subject to repurchase.

NOTE 9—BENEFIT PLANS:

We have a 401(k) plan. We have not made any matching contributions or discretionary contributions under the plan.

Lexar Media, Ltd., our U.K. subsidiary, makes contributions into individual employee’s personal pension plans on a defined contribution basis. To date, contributions under this plan have been insignificant.

NOTE 10—SUPPLEMENTAL CASH-FLOW INFORMATION:

	Years Ended December 31,
	2000	2001	2002
Supplemental disclosure of cash flow information:
Interest paid	$919	$965		$655
Income taxes paid	$1	$2,942		$5,661
Supplemental disclosure of non-cash financing and investing activities:
Issuance of 1,034,358 shares of common stock in 2002 upon net exercise of warrants to purchase 1,468,750 shares at exercise prices of $0.80-$1.44 per share (weighted average—$1.28 per share)	$—	$—		$—
Settlement of interest and notes receivable from stockholders in 2002 with 825,116 shares of common stock (weighted average—$3.08 per share)	$—	$—		$2,542
Issuance of 104,607 shares of common stock at $3.65 for purchase of patents	$—	$—		$381
Repurchase of shares through cancellation of notes receivable	$990	$1,479	$
Issuance of common stock in connection with acquisition of PrintRoom.com, Inc. and Impact Peripherals, Ltd.	$4,040	$—		$—
Issuance of common stock for browser development	$200	$—		$—
Issuance of warrants in relation to Chase and Access credit facilities	$3,140	$—		$—
Issuance of warrant in connection with license and royalty agreement	$—	$206		$—
Re-pricing of warrants in connection with amended credit facility agreement	$—	$792		$—
Conversion of convertible promissory note into common stock	$2,000	$—		$—
Conversion of mandatorily redeemable convertible preferred stock into common stock	$53,480	$—		$—
Exercise of stock options and restricted stock grants in exchange for full recourse notes	$3,536	$—		$—

NOTE 11—COMMITMENTS:

We lease our Fremont, California, Boca Raton, Florida, U.K. and Japanese facilities under operating lease agreements expiring on various dates through May 31, 2006. Rent expense was $0.7 million, $0.8 and $0.7 for the years ended December 31, 2000, 2001 and 2002, respectively. Sublease income was $0.1 for the year ended December 31 2002. There was no sublease income for the year ended December 31, 2001.

Minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

Years Ending December 31,	Minimum lease payments
2003	$737
2004	821
2005	150
2006	29

$1,737

During the third quarter of 2001, as a result of our restructuring, we vacated approximately 8,500 square feet at our headquarters in Fremont, California. This space was subsequently subleased in January 2002. This sublease expires on February 1, 2003. During 2003, we expect to receive minimum lease payments in connection with this sublease of approximately $0.1 million.

NOTE 12—CONTINGENCIES:

Litigation Against Fuji, Memtek and PNY

On July 11, 2002, we filed a lawsuit in the United States District Court for the Eastern District of Texas against Fuji Photo Film USA, Memtek Products, Inc. and PNY Technologies Inc. for patent infringement. We alleged that the defendants infringe: U.S. Patent Nos. 5,479,638; 5,907,856; 5,930,815; 6,034,897; 6,134,151; 6,141,249; 6,145,051; and 6,262,918. We sought injunctive relief and damages against all defendants.

On November 4, 2002, we filed an amended complaint against Fuji Photo Film USA. In the amended complaint, we allege that Fuji Photo Film USA infringes U.S. Patent Nos. 5,479,638, 6,145,051, 6,262,918; 6,141,249; and 6,397,314 through the sale of its flash memory products and digital cameras. We are seeking injunctive relief and damages against Fuji. Memtek Products, Inc. and PNY Technologies, Inc. are no longer parties to this particular action. On December 9, 2002, Fuji filed an answer in which they seek declaratory relief that they do not infringe the five patents in suit as well as our U.S. Patent Nos. 6,134,151; 5,930,815; 5,907,856 and 6,034,897.

On January 8, 2003, the United States District Court for the Eastern District of Texas ordered this case transferred to the United States District Court for the Northern District of California where it is now pending. On March 11, 2003, the court held a status conference regarding scheduling but has not yet issued an order setting the case schedule. Discovery has commenced.

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

On November 21, 2002, we filed an answer and counterclaim in which we alleged that Toshiba infringed our U.S. Patent Nos. 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,172, 906; 6,202,138; and 6,374,337. We seek an injunction and damages against Toshiba.

On December 20, 2002, Toshiba filed its first amended complaint in which Toshiba dropped its allegations that our patents are unenforceable.

On February 28, 2003, we filed an answer and our first amended counterclaim against Toshiba for infringement of our U.S. Patent Nos. 5,479,638; 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,141,249; 6,145,051; 6,172,906; 6,202,138; 6,262,918; 6,374,337; and 6,397,314. We are seeking damages as well as an injunction against Toshiba for its products that infringe our patents, including its flash memory chips, flash cards and digital cameras. On March 11, 2003, the court held a status conference regarding scheduling but has not yet issued an order setting the case schedule. Discovery has commenced.

On November 4, 2002, we filed a lawsuit against Toshiba Corporation, Toshiba America, Inc. and Toshiba America alleging theft of trade secrets and breach of fiduciary duty. The basis of the allegations is that since our inception in 1996, and including the period from 1997 through 1999 when Toshiba was represented on our Board of Directors, Toshiba had access to and was presented with details of our methods of achieving high performance flash devices that Toshiba has now incorporated into its flash chips and flash systems. This lawsuit is pending in Santa Clara County Superior Court. We are seeking damages as well as an injunction against Toshiba. We have filed a description of our trade secrets and discovery has commenced.

On January 13, 2003, Toshiba Corporation filed a lawsuit against us in the United States District Court for the Northern District of California, alleging that we infringe U.S. Patent Nos. 6,145,023; 5,546,351; 5,724,300; 5,793,696; 5,946,231; 5,986,933; 6,292,850; and 6,338,104. On February 7, 2003, Toshiba Corporation filed an amended complaint and now alleges that we infringe U.S. Patent Nos. 5,546,351; 5,724,300; 5,793,696; 5,946,231; 5,986,933; 6,094,697; 6,292,850; 6,338,104; and 5,611,067. In this action, Toshiba Corporation seeks injunctive relief and damages. Toshiba’s patents appear to primarily relate to flash components that we purchase from vendors who provide us with indemnification. On March 5, 2003, we filed an answer in which we seek a judgment that we do not infringe these patents or that they are invalid or unenforceable. We believe that Toshiba’s claims are without merit and intend to contest this lawsuit vigorously. On March 11, 2003, the court held a status conference regarding scheduling but has not yet issued an order setting the case schedule.

Litigation with SimpleTech, Inc.

On October 1, 2002, SimpleTech, Inc. filed a lawsuit against us in Orange County Superior Court alleging trade libel, libel per se, intentional interference with prospective economic advantage, California unfair competition, violation of the California Unfair Trade Practices Act, violation of the Sherman Antitrust Act, and violation of common law unfair competition. SimpleTech’s lawsuit arose from correspondence between ourselves and SimpleTech and one of its customers regarding our belief that certain of SimpleTech’s products infringe our patents. SimpleTech is seeking damages, including treble damages under its Sherman Act claim, punitive damages, and injunctive relief. On October 30, 2002, we removed this case to federal court. It is now pending in the United States District Court for the Central District of California, in Santa Ana.

On November 6, 2002, we filed a motion to dismiss SimpleTech’s complaint. On November 14, 2002, SimpleTech amended its complaint. On December 4, 2002, we filed a motion to dismiss SimpleTech’s amended complaint. On January 8, 2003, the Court ordered that SimpleTech’s claims under the California Unfair Trade Practices Act, the Sherman Antitrust Act, and common law unfair competition be dismissed. On January 27, 2003, the judge dismissed the remainder of SimpleTech’s complaint for lack of prosecution. On January 31, 2003 SimpleTech sought to reinstate its complaint. On February 14, 2003, the Court agreed to set aside its dismissal after imposing a monetary sanction on SimpleTech. On March 20, 2003, we filed an answer and counterclaim for patent infringement. In our counterclaim, we allege that Simple’s sale of flash memory products infringes our U.S. Patent No. 5,479,638. We are seeking damages as well as an injunction against Simple. A scheduling conference is currently set for May 5, 2003.

We believe that SimpleTech’s lawsuit is without merit and intend to vigorously defend ourselves in this matter.

Litigation Against Pretec, PNY, Memtek and C-One

On December 22, 2000, we sued Pretec Electronics Corporation and PNY for patent infringement. We sued Pretec and PNY on the basis of four patents: U.S. Patent Nos. 5,818,781; 5,907,856; 5,930,815; and 6,145,051. The suit is pending in the United States District Court for the Northern District of California. We are seeking injunctive relief and damages against all defendants.

On April 13, 2001, we filed an amended complaint in our litigation with Pretec, naming Memtek as an additional defendant. On June 26, 2001, the Court allowed us to file our second amended complaint in our litigation with Pretec, naming C-One as an additional defendant and adding our U.S. Patent No. 5,479,638 against all of the defendants. In this action we allege that Memtek and the other defendants infringe our U.S. Patent Nos. 5,479,638, 5,818,781, 5,907,856, 5,930,815 and 6,145,051. This suit is pending in the United States District Court for the Northern District of California. We are seeking injunctive relief and damages against all of the defendants. On March 11, 2003, the court held a status conference regarding scheduling but has not yet issued an order setting the case schedule. Discovery has commenced.

NOTE 13—RELATED PARTY TRANSACTIONS:

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

NOTE 14—RESTRUCTURING:

During the second quarter of fiscal 2001, we decided to implement a 27% reduction in our work force and to discontinue our Printroom.com operations. We recognized a $2.1 million restructuring charge related to this restructuring. The restructuring was effected in the third quarter of fiscal 2001 in order to achieve substantial reductions in overhead costs and is substantially complete. The disposition of Printroom.com was implemented through a sale of the Printroom.com assets to a company owned by the management of Printroom.com who are continuing its operations. We recorded a note receivable of $0.1 million in connection with the transaction and have fully reserved it. As a result of the restructuring activities, we expected to achieve annual reductions in payroll and payroll related costs of approximately $4.1 million, of which approximately $1.0 million related to Printroom operations. In addition, we expected to eliminate the other operating expenses related to Printroom, primarily rent expense of approximately $0.2 million per year. The actual savings realized were consistent with the amounts that we anticipated.

A summary of the activity in the restructuring reserve is outlined as follows (in thousands):

	Accrued Balance at June 30, 2001	Cash Payments	Non-cash Charges	Accrued Balance at December 31, 2001
Reduction in workforce	$1,052	$(637)	$—	$415
Asset write-offs and other	666	(67)	(536)	63
Excess facilities and related costs	368	(70)	—	298

	$2,086	$(774)	$(536)	$776

	Accrued Balance at December 31, 2001	Cash Payments	Non-cash Charges	Adjustment	Accrued Balance at December 31, 2002
Reduction in workforce	$415	$(270)	$—	$(145)	$—
Asset write-offs and other	63	(37)	—	(26)	—
Excess facilities and related costs	298	(40)	—	—	258

	$776	$(347)	$—	$(171)	$258

We expect to pay amounts related to excess facilities and related costs over the terms of the related leases through 2004. During 2002 we reversed approximately $0.2 million of the restructuring accrual as we settled certain obligations that resulted from the restructuring at lower cost than originally anticipated.

NOTE 15—HEDGING

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

We record our hedges of foreign currency denominated assets and liabilities at fair value with the related gains or losses recorded in foreign exchange gain or (loss). During the year ended December 31, 2002, we entered into hedges on intercompany payables denominated in the British pound and Japanese yen. The gains and losses on these contracts were substantially offset by transaction losses and gains on the underlying balances being hedged. In addition, at December 31, 2002, we had foreign currency denominated assets and liabilities that were not hedged. Our net foreign exchange losses on hedging transactions were $0.4 million for the year ended December 31, 2002. As of December 31, 2002, we held forward contracts maturing in 2003 with an aggregate notional value of $13.1 million to hedge the risks associated with certain British pound and Japanese yen denominated assets and liabilities. We did not enter into any hedging transactions during the years ended December 31, 2000 and 2001.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our executive officers is presented under Item 4A of this report. Information relating to our directors is presented under the caption “Proposal No. 1—Election of Directors” in our definitive proxy statement in connection with our 2003 Annual Meeting of Stockholders to be held in May 2003. That information is incorporated into this report by reference.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section in our Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11	EXECUTIVE COMPENSATION

Information relating to executive compensation is presented under the caption “Executive Compensation” in our definitive proxy statement in connection with our 2003 Annual Meeting of Stockholders to be held in May 2003. That information is incorporated into this report by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to the security ownership of our common stock by our management and other beneficial owners is presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement in connection with our 2003 Annual Meeting of Stockholders to be held in May 2003. That information is incorporated into this report by reference.

Information relating to the securities authorized for issuance under our equity compensation plans is presented under the caption “Equity Compensation Plans” in our definitive proxy statement in connection with our 2003 Annual Meeting of Stockholders to be held in May 2003. That information is incorporated into this report by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships of our directors, executive officers and 5% stockholders and related transactions is presented under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement in connection with our 2003 Annual Meeting of Stockholders to be held in May 2003. That information is incorporated into this report by reference.

ITEM 14	CONTROLS AND PROCEDURES

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

Changes in Internal Controls.    There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation referenced above.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements—See Index to Consolidated Financial Statements in Part II, Item 8.

2.	Financial Statement Schedules—See Index to Consolidated Financial Statements in Part II, Item 8.

3.	Exhibits

		Incorporated by Reference
Exhibit No. Filed Herewith	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed

2.1	Agreement and Plan of Reorganization among the Registrant and the stockholders of Printroom.com, Inc. dated January 21, 2000	S-1	333-30556	March 28, 2000	2.1

2.2	Share Purchase Agreement between the Registrant and Impact Peripherals Limited dated April 25, 2000	S-1	333-30556	July 7, 2000	2.2

3.1	Second Amended and Restated Certificate of Incorporation	S-1	333-30556	July 31, 2000	3.3

3.2	Restated Bylaws	S-1	333-30556	February 16, 2000	3.5

4.1	Specimen Common Stock Certificate	S-1	333-30556	August 2, 2000	4.1

4.2	Investors Rights Agreement dated September 28, 1999, as amended	S-1	333-30556	February 16, 2000	4.2

4.3	Amendment No. 2 to Investors Rights Agreement dated March 21, 2000	S-1	333-30556	March 28, 2000	4.3

4.4	Amendment No. 3 to Investors Rights Agreement dated May 19, 2000	S-1	333-30556	July 7, 2000	4.4

4.5	Amendment No. 4 to Investors Rights Agreement dated June 22, 2000	S-1	333-30556	July 7, 2000	4.5

4.6	Amendment No. 5 to Investors Rights Agreement dated January 28, 2003	S-3	333-102813	January 29, 2003	4.15

10.1	Form of Indemnity Agreement entered into between the Registrant and all executive officers and directors*	S-1	333-30556	February 16, 2000	10.1

10.2	1996 Stock Option/Stock Issuance Plan*	S-1	333-30556	February 16, 2000	10.2

10.3	2000 Equity Incentive Plan*	S-1	333-30556	March 28, 2000	10.3

10.4	2000 Employee Stock Purchase Plan*	S-1	333-30556	August 10, 2000	10.4

10.5	Form of Common Stock Warrant	S-1	333-30556	February 16, 2000	10.5

10.6	Lease between Registrant and Renco Investment Company dated January 1,1997, as amended	S-1	333-30556	February 16, 2000	10.7

10.7	Offer letter for Petro Estakhri dated September 16, 1996*	S-1	333-30556	March 28, 2000	10.9

10.8	Employment Agreement with Petro Estakhri dated September 19, 1996, as amended*	S-1	333-30556	March 28, 2000	10.10

10.9	Offer letter for Eric B. Stang dated October 20, 1999*	S-1	333-30556	March 28, 2000	10.11

10.10	Restricted Stock Purchase Agreement between the Registrant and John H. Reimer dated June 5, 1998*	S-1	333-30556	March 28, 2000	10.13

10.11	Restricted Stock Purchase Agreement between the	S-1	333-30556	March 28, 2000	10.14

	Registrant and Petro Estakhri dated June 5, 1998*

10.12	Restricted Stock Purchase Agreement between the Registrant and John H. Reimer dated January 17, 2000*	S-1	333-30556	March 28, 2000	10.15

10.13	Restricted Stock Purchase Agreement between the Registrant and Petro Estakhri dated January 17, 2000*	S-1	333-30556	July 7, 2000	10.16

10.14	Lexar Technology License Agreement between the Registrant and SONY Corporation dated March 21, 2000+	S-1	333-30556	August 14, 2000	10.18

10.15	SONY Technology License Agreement between the Registrant and SONY Corporation dated March 21, 2000+	S-1	333-30556	August 14, 2000	10.19

10.16	Employment Memorandum of Understanding Among the Registrant, Mahmud (Mike) Assar and Petro Estakhri dated August 20, 1997*	S-1	333-30556	March 28, 2000	10.21

10.17	Security Agreement between the Registrant and Petro Estakhri dated April 3, 1998*	S-1	333-30556	March 28, 2000	10.22

10.18	Letter Agreement Regarding Employment between the Registrant and Eric B. Stang dated March 24, 2000*	S-1	333-30556	July 7, 2000	10.24

10.19	Note and Warrant Purchase Agreement between the Registrant and certain stockholders of the Registrant dated May 19, 2000	S-1	333-30556	August 14, 2000	10.25

10.20	Amendment to Warrant Agreement and Warrant, dated as of February 7, 2001, by and among the Registrant, Chase Securities, Inc. and Access Technology Partners, L.P.	10-K		April 2, 2001	10.30

10.21	Offer letter for Eric S. Whitaker dated December 17, 1999*	S-1	333-30556	July 7, 2000	10.28

10.22	Warrant Agreement among The Registrant and the Initial Warrant Holders listed on Schedule I thereto dated June 30, 2000	S-1	333-30556	July 31, 2000	10.29

10.23	Patent License Agreement, dated as of March 29, 2001, between the Registrant and Samsung Electronics Co., Ltd.+	10-Q		May 15, 2001	10.1

10.24	Purchase and Supply Agreement, dated as of March 29, 2001, between the Registrant and Samsung Electronics Co., Ltd.+	10-Q		May 15, 2001	10.2

10.25	Offer letter for Michael J. Perez*	10-K		April 1, 2002	10.29

10.26	Retention Agreement, dated October 22, 2001, by and between the Registrant and Petro Estakhri*	10-K		April 1, 2002	10.30

10.27	Retention Agreement, dated October 22, 2001, by and between the Registrant and Eric Stang*	10-K		April 1, 2002	10.31

10.328	Retention Agreement, dated October 22, 2001, by and between the Registrant and Michael Perez*	10-K		April 1, 2002	10.31

10.29	Retention Agreement, dated October 22, 2001, by and between the Registrant and Eric S. Whitaker*	10-K		April 1, 2002	10.33

10.30	Confidential Agreement and General Release of Claims, dated September 28, 2001, by and between the Registrant and John Reimer*	10-K		April 1, 2002	10.34

10.31	Confidential Agreement and General Release of Claims, dated as of September 10, 2001, by and between the Registrant and Ronald H. Bissinger*	10-Q		May 15, 2002	10.1

10.32	Patent License Agreement, dated as of March 23, 2002, by and between	10-Q		May 15, 2002	10.2

	the Registrant and Samsung Electronics Co., Ltd. +

10.33	Termination of Patent License Agreement, dated as of March 23, 2002, by and between the Registrant and Samsung Electronics Co., Ltd.	10-Q	May 15, 2002	10.3

10.34	Stock Repurchase and Note Cancellation Agreement, dated as of April 29, 2002, by and between the Registrant and Eric B. Stang*	10-Q	August 14, 2002	10.1

10.35	Stock Repurchase and Note Cancellation Agreement, dated as of April 29, 2002, by and between the Registrant and Petro Estakhri*	10-Q	August 14, 2002	10.2

10.36	Stock Repurchase and Note Cancellation Agreement, dated as of May 30, 2002, by and between the Registrant and John H. Reimer*	10-Q	August 14, 2002	10.3

10.37	Factoring Agreement dated September 19, 2001 between the Registrant and Pacific Business Funding, a division of Cupertino National Bank	X

10.38	Amendment dated September 25, 2001 to Factoring Agreement dated September 19, 2001 between the Registrant and Pacific Business Funding, a division of Cupertino National Bank	X

10.39	Addendum dated June 28, 2002 to Factoring Agreement dated September 19, 2001 between the Registrant and Pacific Business Funding, a division of Cupertino National Bank	X

21.1	Subsidiaries	10-K	April 1, 2002	21.1

23.1	Consent of PricewaterhouseCoopers LLP	X

23.2	Report of Independent Accountants on Financial Statement Schedule	X

24.1	Power of Attorney (see signature page)	X

+	Indicates that portions of this agreement were granted confidential treatment by the Commission.

*	Indicates a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

We filed a Current Report on Form 8-K on December 5, 2002 reporting under Item 5 that we had agreed to sell up to 4,945,000 shares of our common stock at a price of $6.00 per share in a public offering to be underwritten by SG Cowen Securities Corporation and Halpern Capital, Inc.

We filed a Current Report on Form 8-K on December 10, 2002 reporting under Item 5 that we had completed the public offering of 4,945,000 shares of our common stock at a price of $6.00 per share.

(c) Exhibits

See Item 14(a)(3) above.

(d) Financial Statement Schedules

See Item 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXAR MEDIA, INC.

By:	/s/ MICHAEL J. PEREZ
Michael J. Perez Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated:  March 31, 2003

POWER OF ATTORNEY

By signing this Form 10-K below, I hereby appoint each of Eric B. Stang, Michael J. Perez and Eric S. Whitaker, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ ERIC B. STANG Eric B. Stang	President, Chief Executive Officer and Director	March 31, 2003

Principal Financial Officer and Principal Accounting Officer:

/s/ MICHAEL J. PEREZ Michael J. Perez	Vice President, Finance and Chief Financial Officer	March 31, 2003

Board of Directors:

/s/ JOHN H. REIMER John H. Reimer	Chairman of the Board of Directors	March 31, 2003

Additional Directors:

/s/ PETRO ESTAKHRI Petro Estakhri	Chief Technology Officer, Executive Vice President, Engineering and Director	March 31, 2003

Signature	Title	Date

/s/ WILLIAM T. DODDS William T. Dodds	Director	March 31, 2003

/s/ BRIAN D. JACOBS Brian D. Jacobs	Director	March 31, 2003

/s/ JOHN A. ROLLWAGEN John A. Rollwagen	Director	March 31, 2003

/s/ WILLIAM J. STEWART William J. Stewart	Director	March 31, 2003

CERTIFICATIONS

Certification Pursuant to Rule 13a-14 and Rule 15d-14

of the Securities Exchange Act of 1934

I, Eric B. Stang, certify that:

1. I have reviewed this annual report on Form 10-K of Lexar Media, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ ERIC B. STANG Eric B. Stang President and Chief Executive Officer

Certification Pursuant to Rule 13a-14 and Rule 15d-14

of the Securities Exchange Act of 1934

I, Michael J. Perez, certify that:

1. I have reviewed this annual report on Form 10-K of Lexar Media, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/ MICHAEL J. PEREZ
Michael J. Perez
Vice President, Finance and Chief Financial Officer

Schedule II

LEXAR MEDIA, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Valuation and Qualifying Accounts, which are Deducted in

the Balance Sheet from the Assets to Which They Apply

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for bad debt:
Year ended December 31, 2000	$215	$69	$—	$19	$265
Year ended December 31, 2001	$265	$827	$—	$205	$887
Year ended December 31, 2002	$887	$523	$—	$112	$1,298
Allowance for returns, discounts and allowances:
Year ended December 31, 2000	$515	$7,259	$—	$7,416	$358
Year ended December 31, 2001	$358	$9,249	$—	$9,155	$452
Year ended December 31, 2002	$452	$6,670	$—	$5,721	$1,401

EXHIBIT INDEX

Exhibit Number	Description
10.37	Factoring Agreement dated September 19, 2001 between the Registrant and Pacific Business Funding, a division of Cupertino National Bank

10.38	Amendment dated September 25, 2001 to Factoring Agreement dated September 19, 2001 between the Registrant and Pacific Business Funding, a division of Cupertino National Bank

10.39	Addendum dated June 28, 2002 to Factoring Agreement dated September 19, 2001 between the Registrant and Pacific Business Funding, a division of Cupertino National Bank

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

23.2	Report of Independent Accountants on Financial Statement Schedule

24.1	Power of Attorney (see signature page)