Form 10-Q
period 2003-03-31
LEXAR MEDIA INC
filed 2003-05-15
CIK 1058289

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Number of shares of common stock outstanding as of May 2, 2003: 66,996,197

LEXAR MEDIA, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

PART I—FINANCIAL INFORMATION

1.	Financial Statements

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$33,165	$47,383
Restricted cash	5,100	5,000
Accounts receivable, net	33,371	42,609
Inventories	24,235	25,604
Prepaid expenses and other current assets	2,337	2,397

Total current assets	98,208	122,993
Property and equipment, net	2,965	2,887
Intangible and other assets, net	926	1,041

Total assets	$102,099	$126,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,522	$24,271
Accrued liabilities	17,399	19,392
Deferred license revenue and product margin	20,489	22,352
Notes payable to bank	—	14,568

Total current liabilities	54,410	80,583
Deferred license revenue, net of current portion	1,080	4,724
Other non-current liabilities	—	49

Total liabilities	55,490	85,356

Stockholders’ equity:
Common stock, $0.0001 par value:
200,000,000 shares authorized; 66,829,442 and 66,361,715 shares issued and outstanding	7	7
Additional paid-in capital	175,668	175,120
Unearned stock-based compensation	(261)	(493)
Notes receivable from stockholders	(1,001)	(1,001)
Accumulated deficit	(127,574)	(131,847)
Accumulated other comprehensive loss	(230)	(221)

Total stockholders’ equity	46,609	41,565

Total liabilities and stockholders’ equity	$102,099	$126,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Net revenues:
Product revenues	$50,267	$24,901
License and royalty revenues	4,369	3,913

Total net revenues	54,636	28,814
Cost of product revenues	39,966	20,677

Gross margin	14,670	8,137

Operating expenses:
Research and development	1,923	1,486
Sales and marketing	5,373	3,704
General and administrative	3,091	2,300

Total operating expenses	10,387	7,490

Income from operations	4,283	647
Other income (expense):
Interest and other expense	(75)	(240)
Interest and other income	196	79
Foreign exchange loss, net	(57)	(158)

Total other income (expense)	64	(319)

Income before income taxes	4,347	328
Income taxes	74	5,251

Net income (loss)	$4,273	$(4,923)

Net income (loss) per common share:
Basic	$0.06	$(0.08)

Diluted	$0.06	$(0.08)

Shares used in net income (loss) per common share calculation:
Basic	66,404	59,301

Diluted	75,573	59,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$4,273	$(4,923)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	365	348
Amortization of stock-based compensation	207	500
Imputed and other non-cash interest	—	2
Change in operating assets and liabilities:
Accounts receivable, net	9,238	(1,937)
Inventories	1,369	(1,717)
Prepaid expenses and other assets	136	(71)
Accounts payable and accrued liabilities	(9,686)	(1,327)
Other non-current liabilities	(49)	—
Deferred license revenue and product margin	(5,519)	28,226

Net cash provided by operating activities	334	19,101

Cash flows from investing activities:
Purchase of property and equipment	(448)	(489)

Net cash used in investing activities	(448)	(489)

Cash flows from financing activities:
Issuance of stock under employee stock purchase plan	370	163
Exercise of stock options and warrants	203	55
Increase in restricted cash	(100)	—
Repayment of notes payable	(14,568)	(7,514)
Proceeds from notes payable	—	12,384
Repayment of notes receivable from stockholders	—	80

Net cash (used in) provided by financing activities	(14,095)	5,168

Effect of exchange rates on cash and cash equivalents	(9)	(6)

Net (decrease) increase in cash and cash equivalents	(14,218)	23,774
Cash and cash equivalents at beginning of period	47,383	8,656

Cash and cash equivalents at end of period	$33,165	$32,430

Supplemental cash flow disclosure:
Interest paid	$153	$152
Income taxes paid	$738	$5,270

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

The financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2002 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2003. The condensed consolidated balance sheet data as of December 31, 2002 was derived from our audited financial statements.

The results of our operations for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for any other future period, including the full fiscal year.

Note 2—Summary of Selected Accounting Policies

Revenue recognition

Product revenues

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

Deferred taxes

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

Shipping and handling costs

Shipping and handling costs associated with our product revenues are included in sales and marketing expenses in our condensed consolidated statements of operations. These costs were $0.8 million for the three months ended March 31, 2003 and $0.6 million for the three months ended March 31, 2002.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for stock-based compensation

We account for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25” and FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of our common stock and the exercise price. SFAS 123 defines a “fair value” based method of accounting for an employee stock option or similar equity instrument.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and value awards using the Black Scholes option pricing model as of the date at which the non-employees performance is complete. We recognize the fair value of the award as a compensation expense as the non-employees interest in the instrument vests.

Pro forma information regarding net income (loss) per share as if our stock options, employee stock purchase plan and the restricted stock issuances had been determined based on the fair value as of the grant date consistent with the provision of SFAS 123, and SFAS 148, are as follows for the quarters ended March 31, 2003 and 2002, respectively (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
As reported:
Net income (loss)	$4,273	$(4,923)
Add: Compensation expense included in reported net income	207	500
Less: Pro forma compensation expense if we adopted FAS 123	(1,903)	(1,590)

Pro forma net income (loss)	$2,577	$(6,013)

Net income (loss) per common share—basic as reported	$0.06	$(0.08)

Net income (loss) per common share—basic pro forma	$0.04	$(0.10)

Net income (loss) per common share—diluted as reported	$0.06	$(0.08)

Net income (loss) per common share—diluted pro forma	$0.03	$(0.10)

No stock options were granted during the three months ended March 31, 2003.

Recent accounting developments

In November 2002, the FASB issued FASB Interpretation, or FIN, No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure provision of FIN No. 45 for the year ended December 31, 2002. We provide warranties that range from one year for card readers to limited lifetime warranties for our professional products. Warranty costs are the costs to rework or scrap returned inventories. We have historically experienced minimal warranty costs. The impact of the recognition and measurement provisions of FIN No. 45 did not have a material impact on our financial position, results of operations, or cash flows for the three months ended March 31, 2003.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire our stock. We adopted the annual disclosure provisions of SFAS No. 148 in our financial report for the year ended December 31, 2002 and have adopted the interim disclosure provisions for quarterly financial reports starting in the quarter ended March 31, 2003. The adoption of this standard involves disclosures only and did not have a material impact on our financial position, results of operations, or cash flows.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows for the three months ended March 31, 2003.

Note 3— Restricted Cash

Restricted cash represents cash and cash equivalents used to collateralize standby letters of credit related to purchasing agreements with our suppliers. Cash restricted under standby letters of credit amounted to $5.1 million and $5.0 million at March 31, 2003 and December 31, 2002, respectively.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Balance Sheet Detail (in thousands)

	March 31, 2003	December 31, 2002
Inventories:
Raw materials	$2,409	$4,179
Controllers	3,417	2,884
Flash memory products	18,025	17,905
Ancillary products	384	636

	$24,235	$25,604

Note 5—Net Income (Loss) Per Common Share (in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Numerator:
Net income (loss):	$4,273	$(4,923)

Denominator for net income (loss) per common share—basic:
Weighted average common shares outstanding	66,659	60,001
Weighted average unvested common shares subject to repurchase	(255)	(700)

Denominator for net income (loss) per common share—basic	66,404	59,301

Net income (loss) per common share—basic	$0.06	$(0.08)

Denominator for net income (loss) per common share—diluted:
Denominator for net income (loss) per common share—basic	66,404	59,301
Incremental common shares attributable to exercise of outstanding stock options and warrants (assuming proceeds would be used to purchase common stock)	8,914	—
Weighted average unvested common shares subject to repurchase	255	—

Denominator for net income (loss) per common share—diluted	75,573	59,301

Net income (loss) per common share—diluted	$0.06	$(0.08)

Anti-dilutive securities

Securities listed below have not been included in the computations of diluted net income (loss) per share for the three-month periods ended March 31, 2003 and 2002 because the inclusion of these securities would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2003	2002
Shares under warrants for common stock	324	2,353
Shares under options for common stock	3,131	12,630
Common stock subject to repurchase	—	659

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Comprehensive Loss

Other comprehensive loss for the three-month periods ended March 31, 2003 and 2002 was $9,000 and $6,000, respectively. These amounts were attributable to the effects of foreign currency translation. There was no other comprehensive income or loss for the three-month periods ended March 31, 2003 and 2002. Accumulated other comprehensive loss at March 31, 2003 and 2002 was $230,000 and $221,000, respectively, and was attributable to the effects of foreign currency translation.

Note 7—Notes Payable

During the first quarter of 2003, we repaid all amounts owed under our credit facility with Greater Bay Bank. On April 3, 2003, we entered into a new credit facility with Silicon Valley Bank. Our agreement with Silicon Valley Bank provides for advances of up to $25 million. Of this amount, $10 million is available on a non-formula basis and the remaining $15 million is available based upon 75% of the amount of eligible receivables. All advances under this facility are to be secured by our assets. Interest is payable on borrowings at the bank’s prime rate plus 0.5%, which was 4.75% as of the date of the agreement. We are required to maintain certain financial covenants over the term of the credit facility, which expires on April 2, 2005.

Note 8—Hedging

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

We record our hedges of foreign currency denominated assets and liabilities at fair value with the related gains or losses recorded in foreign exchange gain or (loss). During the quarter ended March 31, 2003, we entered into hedges on intercompany payables denominated in the British pound and Japanese yen. The gains and losses on these contracts were substantially offset by transaction losses and gains on the underlying balances being hedged. In addition, at March 31, 2003, we had foreign currency denominated assets and liabilities that were not hedged. Our net foreign exchange losses on hedging transactions were $0.1 million for the quarter ended March 31, 2003. As of March 31, 2003, we held forward contracts maturing in the second quarter of 2003 with an aggregate notional value of $10.3 million to hedge the risks associated with certain British pound and Japanese yen denominated assets and liabilities. We did not enter into any hedging transactions during the quarter ended March 31 2002.

Note 9—Contingencies:

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

On January 8, 2003, the United States District Court for the Eastern District of Texas ordered this case transferred to the United States District Court for the Northern District of California where it is now pending. On March 11, 2003, the Court held a status conference regarding scheduling and subsequently issued an order setting a Markman claim construction hearing in November 2003 and an anticipated trial in the summer of 2004. Discovery has commenced.

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

On February 28, 2003, we filed an answer and our first amended counterclaim against Toshiba for infringement of our U.S. Patent Nos. 5,479,638; 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,141,249; 6,145,051; 6,172,906; 6,202,138; 6,262,918; 6,374,337; and 6,397,314. We are seeking damages as well as an injunction against Toshiba for its products that infringe our patents, including its flash memory chips, flash cards and digital cameras. On March 11, 2003, the court held a status conference regarding scheduling and subsequently issued an order setting a Markman claim construction hearing in November 2003 and an anticipated trial in the summer of 2004. Discovery has commenced.

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

On November 6, 2002, we filed a motion to dismiss SimpleTech’s complaint. On November 14, 2002, SimpleTech amended its complaint. On December 4, 2002, we filed a motion to dismiss SimpleTech’s amended complaint. On January 8, 2003, the Court ordered that SimpleTech’s claims under the California Unfair Trade Practices Act, the Sherman Antitrust Act, and common law unfair competition be dismissed. On January 27, 2003, the judge dismissed the remainder of SimpleTech’s complaint for lack of prosecution. On January 31, 2003 SimpleTech sought to reinstate its complaint. On February 14, 2003, the Court agreed to set aside its dismissal after imposing a monetary sanction on SimpleTech. On March 20, 2003, we filed an answer and counterclaim for patent infringement. In our counterclaim, we allege that Simple’s sale of flash memory products infringes our U.S. Patent No. 5,479,638. We are seeking damages as well as an injunction against Simple. A scheduling conference was held on May 5, 2003 and the Court subsequently issued an order setting an anticipated trial date of April 2004.

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

On April 13, 2001, we filed an amended complaint in our litigation with Pretec, naming Memtek as an additional defendant. On June 26, 2001, the Court allowed us to file our second amended complaint in our litigation with Pretec, naming C-One as an additional defendant and adding our U.S. Patent No. 5,479,638 against all of the defendants. In this action we allege that Memtek and the other defendants infringe our U.S. Patent Nos. 5,479,638, 5,818,781, 5,907,856, 5,930,815 and 6,145,051. This suit is pending in the United States District Court for the Northern District of California. We are seeking injunctive relief and damages against all of the defendants. On March 11, 2003, the court held a status conference regarding scheduling and subsequently issued an order setting a Markman claim construction hearing in November 2003 and an anticipated trial in the summer of 2004. Discovery has commenced.

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

Our digital film products enable customers to capture digital images and download them quickly to a personal computer for editing, distributing and printing. Flash card sales comprised 87.3% of our gross revenues for first three months of 2003. We offer flash cards in the five primary media formats currently used by digital cameras and other electronic devices: CompactFlash, Memory Stick, SmartMedia, Secure Digital Card and MultiMedia Card. We also recently began selling the xD Picture Card, which is currently marketed and sold only as digital film, although it may in the future be marketed for use in other electronic devices; as well as the Memory Stick Pro, which is gradually being incorporated in devices offered by Sony. Of those seven formats, we currently manufacture CompactFlash and Memory Stick, and we plan to expand to additional formats in 2003. In manufacturing our CompactFlash and Memory Stick flash cards, we combine flash memory from leading suppliers with our patented controller technology. A controller determines, among other things, the manner in which data is written to and read from the flash memory and is important in determining the overall performance of the flash card. We believe our high-performance CompactFlash cards can record data faster than other CompactFlash cards. This performance advantage is particularly noticeable when used in advanced digital cameras that take advantage of our digital film’s write speed, or the rate at which our digital film can capture a digital image. Our digital film is compatible with substantially all digital cameras, including those manufactured by Agfa, Canon, Casio, Epson, Fuji, Hewlett-Packard, Kodak, Konica, Minolta, Nikon, Olympus, Polaroid, Ricoh, Sony and Yashica.

Our JumpDrive™ product line was introduced and began generating revenue during 2002. We recently introduced JumpDrive Trio and JumpDrive Secure. JumpDrive Trio can connect a user’s Memory Stick, Secure Digital Card or MultiMedia Card directly to the universal serial bus, or “USB” port. JumpDrive Secure is a rugged portable USB storage device with encrypted password protected security software for PCs and Macs, which is designed to protect data from unauthorized access. We intend to continue to expand our JumpDrive product line during 2003.

Our digital media reader/writers are products that facilitate the transfer of digital images to personal computers and other devices without a direct connection to the digital camera. Our JumpShot cable connects the USB, port to our USB-enabled CompactFlash digital film to quickly and easily transfer images.

Our flash memory controller technology can be applied to a variety of consumer electronic applications such as digital music players, laptop computers, personal digital assistants, telecommunication and network devices and digital video recorders. In order to extend our technology into these markets, we have selectively licensed our products and technology to third parties in business sectors such as data communications, telecommunications, industrial, computing and embedded markets.

Revenues.    We generate revenues primarily from the sale of digital film, other flash-based storage products, and connectivity products to end-users through mass market, photo and OEM channels. During 2002 and the first quarter of 2003, we significantly increased our presence in the mass-market channel by significantly increasing the number of retail storefronts in which our products are sold by our customers. Our products were sold in approximately 37,000 retail stores worldwide at the end of the first quarter of 2003, which represented an increase of approximately 6,000 storefronts from the end of 2002 and an increase of approximately 24,000 storefronts from the end of 2001. As is common practice in the mass-market channel, we offer our customers various programs and incentive offerings, including price protection, market development funds and cooperative marketing programs, rebates and other discounts. We also generate revenues from the sales of our controllers to flash storage manufacturers. We generate license and royalty revenues under license agreements, primarily with Samsung and Olympus. The license payments from Samsung are fixed through the first eight quarters of the agreement through March 31, 2004 and become variable thereafter. Whether we will be paid any royalties under the variable royalty obligations depends on a number of factors, including which flash products Samsung manufactures and sells and in what volumes, as well as our relative market shares and our aggregate purchases from Samsung.

We sell our products to certain customers on a consignment basis. As a result, our inventory balances at the end of the first quarter of 2003 and the end of 2002 included amounts for consigned inventory. Carrying higher levels of consigned inventory may result in additional operational costs. To date, additional operating costs associated with our consigned inventories have not been significant.

A majority of our sales have been to a limited number of customers. For the three months ended March 31, 2003 and 2002, our top 10 customers accounted for 66.0% and 70.8% of our gross revenues, respectively. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for at least the next several years.

Domestic product sales account for the majority of our total net revenues. For the three months ended March 31, 2003 and 2002, net product revenues in the United States represented approximately 62.4% and 67.3% of our total net revenues, respectively.

Cost of Revenues.    Our cost of product revenues consists primarily of materials costs, with flash memory accounting for a majority of those costs. We maintain relationships with key suppliers, which we believe will be able to provide us with sufficient quantities of flash memory for at least the next 12 months. We have an agreement with Samsung Electronics, Co., Ltd. under which it has become our primary supplier of flash memory and has guaranteed that we will have access to a portion of its available production capacity. The price of flash memory decreased significantly in 2001 and decreased again significantly, though more moderately, in 2002. During the first quarter of 2003 there have been significant price declines and we expect additional price declines during 2003 as additional flash memory capacity becomes available. In addition, cost of product revenues includes expenses related to materials procurement, inventory management, adjustments and manufacturing.

Research and Development.    Our research and development expenses include salaries and related expenses for research and development personnel, fees for outside consultants, patent costs and prototype development and materials costs. We believe that continued investment in research and development is important to enable us to attain our strategic objectives and we therefore expect research and development expenses to increase during the remainder of 2003.

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

Revenue Recognition

Product revenues

We derive our revenues primarily from sales of our digital film products, which include flash memory products, controllers and connectivity products. As discussed below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

We sell products to distributors, retailers, OEMs and end users. Certain customers have return rights. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. At the time revenue is recorded, we record estimated reductions to product revenue based upon our historical experience related to product returns, customer price protection programs and incentive offerings, including special pricing agreements, price protection, promotions and other volume-based incentives. In order to make such estimates, we analyze historical returns, current economic conditions, customer demand and any relevant specific customer information. For certain customers where we are unable to reasonably estimate the level of returns or other revenue allowances, revenues and the costs of revenues are deferred until these customers have sold the product to their customers. Should our ability to estimate, based on these various factors, change, this could have a significant impact on our revenue recognition, potentially reducing revenue in the period of such change.

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

Deferred tax valuation allowance

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes, which involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences have resulted in net deferred tax assets. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income and we currently provide a full valuation allowance against our deferred tax assets. In the event we were to determine it is more likely than not that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made.

Other valuation allowances and accrued liabilities

We also maintain accruals and allowances for price protection, market development funds and cooperative marketing programs, rebates and other discounts. We incurred sales related discounts of $9.8 million and $3.8 million during the quarters ended March 31, 2003 and 2002, respectively. At March 31, 2003 and December 31, 2002, we had related accruals and allowances of $14.1 million and $13.6 million, respectively. Price protection, market development funds and cooperative marketing programs, rebates and other discounts are provided for at the time the associated revenue is recognized. If market conditions were to change adversely, we may take actions to increase our customer incentive offerings, which could result in increased accruals and allowances for these programs. Historically, warranty expenses have not been material. In the event that a problem is identified that would result in the need to replace product on a large scale, such an event may have a material adverse effect on our operating results and financial position.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. At March 31, 2003 and December 31, 2002, we had an allowance for doubtful accounts of $1.0 million and $1.3 million, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Our History of Losses

From inception through December 31, 2001, we incurred substantial losses and negative cash flow from operations and, as of March 31, 2003, we had an accumulated deficit of $127.6 million. Since December 31, 2001, we have recorded net income of $8.3 million and cash from operating activities of $1.9 million. We believe that our cash resources of $33.2 million, at March 31, 2003, together with anticipated revenues from our operations and funds available under our bank and vendor credit facilities will be sufficient to finance our operating activities throughout the next twelve months at our current operating levels.

Results of Operations

The following table sets forth our statement of operations data expressed as a percentage of net revenues for the periods indicated:

	Three months ended
	March 31, 2003	March 31, 2002
Revenues:
Product revenues	92.0%	86.4%
License and royalty revenues	8.0%	13.6%

Total net revenues	100.0%	100.0%
Cost of product revenues	73.1%	71.8%

Gross margin	26.9%	28.2%

Operating expenses:
Research and development	3.5%	5.2%
Sales and marketing	9.8%	12.8%
General and administrative	5.7%	8.0%

Total operating expenses	19.0%	26.0%

Income from operations	7.9%	2.2%

Other income (expense):
Interest and other expense	(0.1)%	(0.8)%
Interest and other income	0.3%	0.3%
Foreign exchange loss, net	(0.1)%	(0.6)%

Total other income (expense)	0.1%	(1.1)%

Income before income taxes	8.0%	1.1%

Income taxes	0.2%	18.2%

Net income (loss)	7.8%	(17.1)%

Revenues

Total net revenues for the first quarter of 2003 increased $25.8 million, or 89.6%, to $54.6 million from $28.8 million for the first quarter of 2002. During the first quarter of 2003, gross revenues from two customers each represented greater than 10% of our gross revenue.

Product revenues comprised 92.0% and 86.4% of total net revenues for the first quarters of 2003 and 2002, respectively. Product revenues for the first quarter of 2003 increased $25.4 million, or 101.9%, to $50.3 million from $24.9 million in the first quarter of 2002. The increase in product revenue for the comparative three-month periods was primarily the result of a 108% increase in units shipped due to significantly increased demand in the OEM and retail channels. This increase was partially offset by a 26% decline in our average selling price per megabyte. In the first quarter of 2003, we derived 71.7%, 16.5% and 8.8% of our product revenues from sales to customers in North America, Europe and Japan, respectively. In the first quarter of 2002, we derived 79.1%, 9.5% and 8.2 of our product revenues from sales to customers in the North America, Europe and Japan, respectively. We sell our controllers as a stand-alone product to flash card manufacturers and license this technology to original equipment manufacturers, or OEMs. Controller revenue for the first quarter of 2003 increased to approximately $2 million. We anticipate that our product revenues will increase in 2003.

We generate license and royalty revenues from agreements under which we license the use of our patents or trademarks. Our license and royalty revenues, which comprised 8.0% and 13.6% of total net revenues in the first quarters of 2003 and 2002, respectively, increased 11.7% to $4.4 million in the first quarter of 2003 from

$3.9 million in the first quarter of 2002. The increase in license and royalty revenues was primarily the result of the license and royalty agreement that we entered into with Samsung during the first quarter of 2002. We will continue to seek new licensing opportunities in 2003, and expect our license and royalty revenues to increase in 2003.

Cost of product revenues

Cost of product revenues increased 93.3% to $40.0 million for the first quarter of 2003 from $20.7 million for the first quarter of 2002. The increase in cost of product revenues was primarily the result of a 108% increase in the number of units shipped due to significantly increased demand in the OEM and retail channels and a 48% increase in the average capacity of flash card products sold. These factors were partially offset by a 26% decline in the cost per megabyte of flash memory compared to the cost in the first quarter of 2002.

Gross margin

Gross product margin increased in the first quarter of 2003 to 20.5%, as compared to 17.0% in the first quarter of 2002. This improvement was primarily the result of the 26% decline in the cost per megabyte of flash memory, partially offset by increases in sales related discounts to $9.8 million, or 16.3% of gross product revenue, in the first quarter of 2003 compared to sales related discounts of $3.8 million, or 8.7% of gross product revenue, in the first quarter of 2002. Also, we generally have higher gross margins on products we manufacture compared with products we purchase and resell. Products we purchase and resell have increased as a percentage of our total net revenues. Until we begin to manufacture such products ourselves, we expect that products that we purchase and resell will continue to increase as a percentage of our total revenues. We expect to begin the manufacture of additional flash card formats during the third quarter of 2003.

Operating expenses

Research and Development.    For the first quarter of 2003, research and development expenses increased to $1.9 million, or 3.5% of total net revenues, from $1.5 million, or 5.2% of net revenues, for the first quarter of 2002 Research and development expenses include $0.1 million and $0.2 million in stock-based compensation in the first quarter of 2003 and 2002, respectively. The increase in research and development expenses was primarily due to approximately $0.4 million of increase in compensation costs related to new product development. The decline in research and development expenses as a percentage of revenue in the first quarter of 2003 was primarily due to the 89.6% increase in total net revenues, partially offset by the effect of the 29.4% increase in research and development costs as compared to the first quarter of 2002. We expect research and development expenses to increase in 2003 due to increased headcount and product development costs.

Sales and Marketing.    Sales and marketing expenses for the first quarter of 2003 increased to $5.4 million, or 9.8% of total net revenues, as compared to $3.7 million, or 12.8% of net revenues, for the first quarter of 2002. Sales and marketing expenses include less than $0.1 million in stock-based compensation in the first quarter of 2003 and 2002, respectively. The increase in sales and marketing expenses was primarily due to a $0.9 million increase in market development, tradeshow and advertising activities, as well as an increase of $0.4 million in compensation costs, including commissions, and a $0.2 million increase in freight and fulfillment costs. The decline in sales and marketing expenses as a percentage of revenue in the first quarter of 2003 was primarily due to the 89.6% increase in total net revenues, partially offset by the effect of the 45.1% increase in sales and marketing costs as compared to the first quarter of 2002.

General and Administrative.    General and administrative expenses for the first quarter of 2003 increased to $3.1 million, or 5.7% of total net revenues, as compared to $2.3 million, or 8.0% of net revenues, for the first quarter of 2002. General and administrative expenses include $0.1 million and $0.3 million in stock-based compensation in the first quarter of 2003 and 2002, respectively. The increase in general and administrative costs in the first quarter of 2003 was primarily due to a $0.6 million increase in legal expenses primarily in connection with our efforts to protect our intellectual property rights and a $0.2 million increase in compensation expenses. The decline in general and administrative expenses as a percentage of revenue in the first quarter of 2003 was primarily due to the 89.6% increase in total net revenues, partially offset by the effect of the 34.4% increase in general and administrative costs as compared to the first quarter of 2002. As we incur increased professional legal fees as part of our ongoing expanded efforts to protect our intellectual property, we expect that general and administrative expenses will continue to increase. If additional litigation were filed against us, we expect that professional legal fees would increase our general and administrative expenses significantly beyond our current expectations.

Other Income (Expense)

Other income (expense) for the first quarter of 2003 increased to $0.1 million from $(0.3) million for the first quarter of 2002. This increase was primarily due to the decrease in interest expense as a result of lower average debt balances during the first quarter of 2003, a decrease in net foreign exchange loss primarily due to hedging activities in place during the first quarter of 2003, and an increase in other miscellaneous non-operating income and interest income.

Income Taxes

Income tax expense for the first quarter of 2003 was $0.1 million, or 0.2% of total net revenues, compared to income tax expense for the first quarter of 2002 of $5.3 million, or 18.2% of total net revenues. Taxable income and expense for the first quarter of 2003 was insignificant since substantially all of the license and royalty income recognized during the period had been included in prior periods taxable income. Income tax expense for the first quarter of 2002 included $5.2 million, representing foreign taxes withheld from a license prepayment.

Liquidity and Capital Resources

Net cash provided by operating activities was $0.3 million for the quarter ended March 31, 2003 as compared to $19.1 million for the quarter ended March 31, 2002. Non-cash charges for the 2003 period included $0.2 million of amortization of stock-based compensation and $0.4 million of depreciation and amortization. Increases in working capital for the period included a $9.2 million decrease in net accounts receivable, resulting primarily from collections of seasonally high accounts receivable balances at the end of 2002 and reductions in net inventory, prepaid expenses and other assets of $1.5 million. These increases were partially offset by reductions in accounts payable, accrued liabilities and other non-current liabilities of approximately $10.0 million, primarily related to payment of amounts due to our suppliers related to increased inventory purchases during the fourth quarter of 2002, which was offset by an increase of approximately $0.3 million in accrued price protection, rebates and market development funds resulting from the significant price decreases in the first quarter of 2003. Additionally, in the first quarter of 2003, deferred license revenue and product margins decreased by $5.5 million, which was attributable to $4.4 million in amortization of prepaid license and royalty fees and a $1.1 million decrease in deferred product margins. Non-cash charges for the 2002 period included $0.5 million of amortization of stock-based compensation and $0.3 million of depreciation and amortization. During the first quarter of 2002, our cash position from operations was favorably impacted by an increase in deferred revenue of $28.2 million, which was primarily attributable to prepayment of fixed royalties and licensing fees from Samsung. This favorable impact was partially offset by increases in accounts receivable of $1.9 million, increases in inventories and other assets of $1.7 million and decreases in accounts payable and accrued liabilities of $1.3 million.

Net cash used in investing activities for the first quarter of 2003 was approximately $0.4 million and $0.5 million for the first quarter of 2003 and 2002, respectively. Expenditures in both periods were for purchases of property and equipment.

Net cash used in financing activities was $14.1 million for the quarter ended March 31, 2003. During the first quarter of 2003, we repaid the $14.6 million that we owed under our credit facility with Greater Bay Bank. On April 3, 2003, we entered into a new credit facility with Silicon Valley Bank. Our agreement with Silicon Valley Bank provides for advances of up to $25 million. Of this amount, $10 million is available on a non-formula basis and the remaining $15 million is available based upon 75% of the amount of eligible receivables. All advances under this facility are to be secured by our assets. Interest is payable on borrowings at the bank’s prime rate plus 0.5%, which was 4.75% as of the date of the agreement. We are required to maintain certain financial covenants over the term of the credit facility, which expires on April 2, 2005. Proceeds from equity transactions during the first quarter of 2003 were $0.6 million. Net cash provided by financing activities was $5.2 million for the three months ended March 31, 2002 and was primarily the result of debt proceeds of $12.4 million related to the credit facility with Greater Bay Bank offset by debt repayments of $7.5 million and net proceeds from equity transactions of $0.3 million.

From inception through December 31, 2001, we incurred substantial losses and negative cash flow from operations and, as of March 31, 2003, we had an accumulated deficit of $127.6 million. Since December 31, 2001, we have recorded net income of $8.3 million and cash from operating activities of $1.9 million. We believe that our cash resources of $33.2 million, at March 31, 2003, together with anticipated revenues from our operations and funds available under our bank and vendor credit facilities will be sufficient to finance our operating activities throughout the next twelve months at our current operating levels.

Following is a table outlining our contractual obligations and commercial commitments at March 31, 2003:

	Payments due by period (in thousands)
	Total amount committed	Less than 1 year	1–3 years	4–5 years	After 5 years
Contractual obligations:
Operating leases (net of sublease income)	$1,837	$762	$1,046	$29	$—
Other commercial commitments:
Standby letters of credit	5,100	5,100	—	—	—

Total contractual obligations and commercial commitments	$6,937	$5,862	$1,046	$29	$—

Recent accounting developments

In November 2002, the FASB issued FASB Interpretation, or FIN, No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure provision of FIN No. 45 for the year ended December 31, 2002. We provide warranties that range from one year for card readers to limited lifetime warranties for our professional products. Warranty costs are the costs to rework or scrap returned inventories. We have historically experienced minimal warranty costs. The impact of the recognition and measurement provisions of FIN No. 45 did not have a material impact on our financial position, results of operations, or cash flows for the three months ended March 31, 2003.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire our stock. We adopted the annual disclosure provisions of SFAS No. 148 in our financial report for the year ended December 31, 2002 and have adopted the interim disclosure provisions for quarterly financial reports starting in the quarter ended March 31, 2003. The adoption of this standard involves disclosures only and did not have a material impact on our financial position, results of operations, or cash flows.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows for the three months ended March 31, 2003.

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

Our operating results and gross margins may vary significantly in the future based on a number of factors related to our industry and the markets for our products. We will have little or no control over many of these factors and any of these factors could cause our operating results and gross margins, and consequently the price of our common stock, to fluctuate significantly. These factors include, among others:

•	competitive pricing pressures;

•	the rate of growth of the market for digital cameras and digital film;

•	fluctuation in demand for our products, including seasonal demand for our products and the volume and timing of potential retail customer and distributor orders;

•	the amount of price protection, volume incentive rebates, discounts, market development funds, cooperative advertising payments and other concessions and discounts that we may need to provide to some of our customers due to competitive pricing pressures;

•	our ability to estimate revenue reserves for product sales to certain customers;

•	the timing and amount of expenses related to obsolescence and disposal of excess inventory and the difficulty of forecasting and managing our inventory levels;

•	the timing and amount of any reductions in the average selling prices of our products and services;

•	the mix of business between retail, OEM and licensing;

•	the difficulty of forecasting sell-through rates of our products and their impact on inventory levels at our distributors and customers, which may result in additional orders being delayed or reduced and inventory being returned;

•	price reductions in key components, such as flash memory, could result in reduced margins when selling products that include previously purchased components held in inventory;

•	increases in costs charged by our component or card suppliers or the failure of our suppliers to decrease the prices they charge to us when industry prices decline;

•	the availability and pricing of flash memory, particularly high-performance flash memory with increased memory capacity;

•	the timing and amount of orders and cancellations from existing and new customers;

•	the announcement or introduction of products and technologies by competitors;

•	the timing and manner of revenue recognition for any given customer, including the deferral of revenue from new customers until the product is sold to their customers or changes in our ability to estimate appropriate reductions in product revenue based upon historical experience which may lead to the deferral of revenue until product is sold to their customers;

•	any lessening or decline in the trend of sequential increases of the capacity per unit sold of digital storage media;

•	competing flash card standards, which displace the standards used in our products;

•	availability of sufficient silicon wafer foundry capacity to meet customer demand;

•	shortages of components such as capacitors and printed circuit boards required for the manufacturing of our products;

•	exchange rate fluctuations, particularly the U.S. dollar to Japanese yen exchange rate;

•	commencement of or involvement in litigation;

•	potential product quality problems which could raise return or rework costs; and

•	whether we can sell controllers in the volumes and at the prices we anticipate.

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

As a result of the supply agreement we entered into with Samsung in April 2001, it has become our primary supplier of flash memory, which is the primary cost of our digital film. We expect that the demand for flash memory over the next several years will be substantially greater than in past periods due to the increasing acceptance of digital cameras and other digital consumer products. If we are unable to obtain sufficient quantities of flash memory from Samsung or, if necessary, from another flash memory supplier in a timely manner and at competitive prices, we would not be able to manufacture and deliver flash memory products to satisfy our customers’ requirements. In addition, if Samsung does not offer us prices, sales terms and credit terms that are sufficient to meet our growing needs, we might have to seek alternate suppliers or additional financing. Furthermore, if Samsung is unable to ensure that its flash memory is technologically and price competitive or has any interruptions in shipment for any reason, we may also be unable to satisfy our customers’ requirements. For example, Samsung is emphasizing smaller flash geometries over multi-level cell technology. If multi-level cell technology can be manufactured in volume at high yields, it could offer significant cost advantages over single-level cell technologies. If we are unable to satisfy the requirements of our customers, they may reduce any future orders or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. Samsung has also recently publicly announced that it will be directly entering the retail market for flash memory cards, making it a direct competitor to us. Because we will likely obtain most of our flash memory from Samsung for the foreseeable future, our relationships with other flash suppliers may not be as strong as they had been in the past. Other flash suppliers may not be able to supply our flash memory needs if we cannot obtain adequate supplies from Samsung. Even if we are able to obtain flash memory in sufficient volume and on schedules that permit us to satisfy our delivery requirements, we cannot assure you that the prices charged by these suppliers will enable us to compete effectively in our market. Samsung and many other potential suppliers of flash memory are located in Asia, a region that has been, and in the future may be, affected by economic and political instability that could adversely affect the price and supply of flash memory. If we were unable to obtain flash memory at economical prices, our margins would decline unless we could raise the prices of our products in a commensurate manner. The existing competitive conditions may not permit us to do so, which would adversely impact our revenues and gross margin.

The solid-state storage market is evolving and future digital film formats may not use our core technology or we may be forced to pay a royalty to sell digital film in these formats

Our products may become less useful to our customers if we are unable to respond to technological advances in our industry or as innovative products become available to our customers. Many new digital cameras and other consumer devices now use emerging flash memory formats such as the Secure Digital Card or the xD Picture Card formats, which we do not currently manufacture and do not have rights to manufacture. The Secure Digital Card, for example, was introduced by a consortium consisting of SanDisk, Matsushita and Toshiba. The consortium charges license fees to other companies that want to manufacture this product. These flash memory formats have rapidly gained broad consumer acceptance. This will likely result in a decline in demand (on a relative basis), for other products that we manufacture such as CompactFlash cards. We may be unable to secure licensing arrangements that give us the right to manufacture these new or other future formats at reasonable rates or at all. We currently source such products from third parties. If we are not able to supply all flash card formats at competitive prices or if we were to have product shortages, our margins would be adversely impacted and our customers would likely cancel orders or seek other suppliers to replace us.

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

We have historically derived the substantial majority of our revenues from the sale of our digital film and connectivity products. We believe, however, that our future growth and ability to sustain profitability may depend on our ability to license our proprietary controller technology for use in new digital photography applications or applications in other markets, such as music, video and cell phones, and to generate increased revenues from the sales of our controllers. If we fail to generate significant licensing revenues from these activities or increase the revenues we derive from our controller sales, we may not grow our revenues and margins as planned and we may have difficulty sustaining profitability. In March 2002, we terminated our prior license agreement with Samsung and executed a new license agreement that renewed and extended the prior license. Under this new agreement, Samsung prepaid fixed royalties due under the prior license agreement at a 5% discount rate. Samsung also paid additional licensing fees for expanded rights to license our technology. The license payments are fixed through the first eight quarters of the agreement through March 31, 2004 and become variable thereafter. Whether we will be paid any royalties under the variable royalty obligations depends on a number of factors, including which flash products Samsung manufactures and sells and in what volumes, as well as our relative market shares and our aggregate purchases from Samsung. We cannot assure you that we will be paid any amounts in variable royalties. Either party can terminate the agreement in the event of the other party’s breach of the agreement or bankruptcy. If our licensing revenue declines, our revenues and gross margins will be significantly negatively impacted and we may have difficulty sustaining profitability. We have been in negotiations and have initiated litigation with other companies in order to further expand our licensing revenue, but there can be no assurance that we will be successful in these efforts.

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop or enhance our products, expand our operations or respond to competitive pressures.

We had approximately $33.2 million in cash and cash equivalents as of March 31, 2003. We currently anticipate that this amount, together with funds available under our bank and vendor credit facilities, will be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 months at our current operating levels. However, it is likely that we would need to raise additional funds prior to the expiration of this period to fund additional growth, if we do not realize our expectation of continued operating income and incur operating losses that deplete our working capital, or if we are unable to maintain our existing credit facilities, including credit extended to us from our suppliers. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing shares of common stock, preferred stock, debt securities, or warrants or otherwise, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to maintain our product development schedule, respond to competitive pressures or grow our business.

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

Our primary competitors are companies that sell flash media into the mass market, photo and OEM channels. Many of these companies are manufacturers with both controller and flash memory capabilities, such as Hitachi, Micron, Samsung, SanDisk and Toshiba. Samsung has recently begun to sell flash cards in larger volumes to third parties, including to our competitors, and has publicly announced its intention to sell flash cards directly to retail customers. Hitachi has recently made several announcements that suggest that it has increased its commitment to flash memory. SanDisk and Toshiba jointly develop and manufacture high-performance flash memory. Because flash memory represents a significant portion of the cost of digital film, SanDisk may have a competitive advantage in that it has access to high-capacity flash memory at prices that may be substantially below the prices that Samsung will charge.

We also face significant competition from manufacturers or card assemblers and resellers that either resell flash cards purchased from others or assemble cards from controllers and flash memory chips purchased from companies such as Hitachi or Toshiba, into flash cards. These companies, include Crucial, Dane-Elec, Delkin Devices, Eastman Kodak, Feiya Corporation, Fuji, Hagiwara, Hewlett Packard, I/O Data, Infineon, Kingston Technology, M-Systems, Matsushita, Memorex, Memory Plus, Micron, PNY, PQI, Pretec, Ritek, Samsung, Silicon Storage Technology, Silicon Tek, Simple Technology, SMART Modular Technologies, Sony, TDK, Transcend, Viking Components and many others.

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

Our competitors have also introduced additional flash card formats. For example, a consortium consisting of SanDisk, Matsushita and Toshiba have developed the Secure Digital Card, a media format used in digital cameras as well as in other electronic applications, and Fuji and Olympus have introduced the xD Picture Card. We do not currently manufacture these new flash memory products, and we may not be able to do so in the future at a reasonable rate or at all. If we are unable to obtain the rights to manufacture these products, our business will be adversely affected.

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

As of March 31, 2003, we had an accumulated deficit of approximately $127.6 million. We cannot assure you that we will be able to sustain profitability in future periods, and we will likely use cash for operations. Our ability to sustain profitability depends on the rate of price decreases for our products, the growth of the markets for digital cameras, digital film and digital storage media, the extent to which our products, particularly our higher margin products, are accepted by these markets, our ability to charge a premium for our higher performance products and our ability to adequately control our operating expenses, particularly our litigation costs. We also must continue to reduce the costs of producing and selling our digital film products by controlling our internal and channel inventory, securing the best available pricing for flash cards and components used in our digital film products and reducing our manufacturing costs. If we are unsuccessful in increasing revenues from our higher margin products and controlling our operating expenses, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

We market our digital film primarily on the basis of its superior technology. If we are unable to achieve or maintain technology leadership, our revenues and gross margins would likely decline significantly.

We market our digital film primarily on the basis of its performance and technology advantage over our competitors’ products. In doing so, we have emphasized our speed advantage over our competitors’ products and have tried to establish ourselves as the brand of choice among professional photographers. We label our CompactFlash products for write speed performance in which 1x is equal to a write speed of 150 kilobytes per second, nomenclature similar to that used in the CD-ROM industry. For example, our 4x CompactFlash digital film is capable of sustained write speeds of at least 600 kilobytes per second. Currently, we offer CompactFlash with write speeds ranging from 4x to 40x. Our highest capacity card is currently 2 gigabytes. From time to time our competitors have introduced products for which they have claimed high, sustained write speeds. If we are unable to design and manufacture products that are technologically superior to those of our competitors or if we lose our status as a brand preferred by professional photographers, we will be unable to achieve a premium price for our products. If this were to occur, our revenues and gross margins would likely decline significantly.

Our products are characterized by average selling prices that have historically declined over relatively short time periods. If we are unable to effectively manage our inventories, reduce our costs, introduce new products with higher average selling prices or increase our sales volumes, our revenues and gross margins will be negatively impacted.

Although consumers have recently begun to purchase digital cameras in volume, they still exert pressure on digital camera manufacturers and on us to lower prices of digital photography products, like our digital film, to prices comparable to those of traditional photography products. Our competitors also impose pricing pressures on us. Often these pricing pressures are the result of reduced flash memory costs. In addition, because a large percentage of our sales are to a small number of customers that are primarily retail consumer chains, distributors and large OEMs, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. Historically and continuing in the first quarter of 2003, we significantly reduced the prices of many of our flash products, and may need to do so in the future to remain competitive. Any reduction in prices by us will negatively impact our gross margins unless we can manage our internal and channel inventories and our cost structure to minimize the impact of such price declines and reduce our costs. We have also begun to sell our products to certain customers on a consignment basis, resulting in higher inventory levels.

If we are unable to reduce our costs to offset declines in average selling prices or increase the sales volume of our existing products, our revenues and gross margins will be adversely affected. We anticipate that our average selling prices will continue to decline significantly as additional flash memory capacity becomes available throughout 2003. This may negatively impact our anticipated growth in product revenues as well as our gross margins.

Because we protect many of our retail customers and distributors against the effects of price decreases on their inventories of our products, we have in the past and may in the future incur large price protection charges if we reduce our prices when there are large quantities of our products in our distribution channel.

More than half of our product sales in 2001 and 2002 were made through distributors and retailers to which we have provided price protection. Price protection allows customers to receive a price adjustment on existing inventory when its published price is reduced. In an environment of slower demand and abundant supply of products, price declines and channel promotions expenses are more likely to occur and, should they occur, are more likely to have a significant impact on our operating results. Further, in this environment, high channel inventory may result in substantial price protection charges. These price protection charges have the effect of reducing gross sales and gross margin. During 2002, we incurred approximately $7.6 million in price protection charges, and during the first quarter of 2003, we incurred approximately $3.9 million in price protection charges. We anticipate that we will continue to incur price protection charges for the foreseeable future due to competitive pricing pressures. If our price protection reserves are insufficient or we are not able to estimate future charges, our revenues and gross margins would be adversely affected in future periods.

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

We sell our controllers to companies that could use our controllers to manufacture flash card products. Many of these customers are large companies that have longer operating histories and greater brand recognition, greater access to flash memory, substantially greater financial, technical, marketing and other resources and longer standing relationships with customers. If these companies were to choose to compete directly with us in the digital film market or in our retail channels, our revenues and gross margins would likely decline.

We depend on a few key customers and the loss of any of them could significantly reduce our revenues.

Historically, a small number of our customers have accounted for a significant portion of our revenues. During the first quarter of 2003, sales to the ten customers from which we received the greatest revenues accounted for approximately 66.0% of our total gross revenues. Our revenues could decline if one or more of these customers were to significantly reduce, delay or cancel their orders, decide to purchase digital film manufactured by one of our competitors, develop and manufacture their own digital film or cease operations due to the downturn in the global economy or otherwise. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

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

We sell a significant percentage of our digital film products to retailers, most notably CompUSA, Office Max, Ritz, Target and Walmart, rather than through OEMs. As such, we are subject to many risks, including the following:

•	loss of market share if the retailers that carry our products do not grow as quickly and sell as many digital film products as the retailers that carry the digital film products of our competitors;

•	product returns could increase as a result of our strategic interest in assisting retailers in balancing their inventories;

•	reduced ability to forecast sales;

•	reduced gross margins, delays in collecting receivables and increased inventory levels due to the increasing tendency for some retailers to require products on a consignment basis;

•	retailers may emphasize our competitors’ products over our products, or decline to carry our products; and

•	continued downward pricing pressure in the retail channel has and could continue to necessitate price protection of the inventories of our products that many of our customers carry.

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

We also do not manufacture certain flash cards such as the Secure Digital Card, SmartMedia Card, xD Picture Card or Multi-Media Card. Until we are able to develop our own flash memory controller for these and other products, we must purchase such cards from third parties for resale. We do not have a long-term supply contract with these suppliers, and therefore face the risks of inadequate supply, price increases, late delivery or unavailability. If our supply of such products is disrupted, our reputation may be harmed and we may lose existing customers or be unable to attract new customers.

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

In addition, if competition for foundry capacity increases, we may incur significant expenses to secure access to manufacturing services, which in turn may cause our product costs to increase substantially. We expect that the demand for capacity at these facilities will change in the near future due to fluctuating demand for consumer electronic and industrial products that depend on semiconductors manufactured at these facilities. All of these foundries are located in an area of the world that may be subject to political and economic instability, the SARS epidemic and natural disasters, particularly earthquakes. While the last major earthquake in Taiwan did not have a significant impact on deliveries to us from UMC, a similar event in the future at one of their foundries could have a significant impact.

We depend solely on third-party subcontractors for assembly and testing of our digital film products, which could result in product shortages or delays or increase our costs of manufacturing, assembling or testing our products.

Our products are currently assembled and tested by Venture Manufacturing Services in Newark, California and Venture Manufacturing in Singapore and Bintan, Malaysia, Vitron in San Jose, California and PC Partner in China. We do not have a long-term agreement with Vitron, Venture Manufacturing or PC Partner and typically obtain services from them on a per order basis. Additionally, our controllers are assembled, tested and packaged primarily by Advanced Semiconductor Engineering, Inc. in Taiwan and Multitech Design & Test, Inc. in Sunnyvale, California. Our reliance on these subcontractors involves risks such as reduced control over delivery schedules, quality assurance, inventory levels and costs. These risks could result in product shortages or increase our costs of manufacturing, assembling or testing our products. If these subcontractors are unable or unwilling to continue to provide assembly and test services and deliver products of acceptable quality, at acceptable costs and in a timely manner, we would have to identify and qualify other subcontractors. This could be time-consuming and difficult and result in unforeseen operations problems.

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

Our future success will depend to a significant extent on the continued services of our key employees, including Eric B. Stang, our Chairman of the Board, President and Chief Executive Officer, and Petro Estakhri, our Chief Technology Officer and Executive Vice President of Engineering. Our success will also depend on our ability to attract and retain qualified technical, sales, marketing, finance and managerial personnel. If we are unable to find, hire and retain qualified individuals, we may have difficulty implementing portions of our business strategy in a timely manner, or at all.

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

Sales outside of the United States accounted for approximately 37.6% of our total net revenues for the quarter ended March 31, 2003. We generated a majority of our international revenues from licensing agreements in Asia and product sales in Europe and Asia. The European and Asian markets are intensely competitive. One of our principal growth strategies is to expand our presence in this and other international markets both through increased international sales and strategic relationships. We have begun conducting transactions in the Euro, and are expanding distribution of our products into Latin America. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our net revenues in future periods. Accordingly, we are subject to international risks, including:

•	foreign currency exchange fluctuations;

•	political and economic instability;

•	delays in meeting customer commitments due to difficulties associated with managing an international distribution system;

•	increased time to collect receivables caused by slower payment practices that are common in many international markets;

•	difficulties associated with managing export licenses, tariffs and other regulatory issues pertaining to international trade;

•	increased effort and costs associated with the protection of our intellectual property in foreign countries;

•	natural disasters, political uncertainties and changing regulatory environments in foreign countries; and

•	difficulties in hiring and managing employees in foreign countries.

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

The trading price of our common stock has fluctuated significantly since our initial public offering in August 2000 and remains below the original offering price of $8 per share. Many factors could cause the market price of our common stock to fluctuate, including:

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

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and other methods to protect our proprietary technologies. As of May 7, 2003, we have been granted or allowed over 60 patents in the United States and other countries and have over 80 pending United States and foreign patent applications. We cannot assure you, however, that:

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

Foreign currency risk.    We sell our products primarily to customers in the U.S. and, to a lesser extent, Japan, Europe and Canada. Most of our sales are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our sales will be denominated in British pounds, the Japanese yen, the Euro and possibly Latin American currencies. Foreign currency denominated revenues were approximately 18% and 28% of our total product revenues for the quarters ended March 31, 2003 and 2002, respectively. Foreign currency denominated costs were approximately 22% and less than 1% of our cost of product revenues for the quarters ended March 31, 2003 and 2002, respectively. As a result, it is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar rises in comparison to the local currency, which may make it more difficult to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. In addition, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. These risks could become more significant if we expand business outside the U.S. or if we increase sales in non-U.S. dollar denominated currencies.

We have adopted and implemented a hedging policy to mitigate these potential risks. We use forward contracts to manage the exposures associated with our net asset or liability positions. However, we cannot assure you that any policies or techniques that we have implemented, or may implement in the future, will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes.

We record our hedges of foreign currency denominated assets and liabilities at fair value with the related gains or losses recorded in foreign exchange loss, net in our Statements of Operations. During the quarter ended March 31, 2003, we entered into hedges on intercompany payables denominated in the British pound and Japanese yen. The gains and losses on these contracts were substantially offset by transaction losses and gains on the underlying balances being hedged. In addition, during the quarter ended March 31, 2003, we had foreign currency denominated assets and liabilities that were not hedged. Our net foreign exchange losses on hedging transactions were approximately $0.1 million for the quarter ended March 31, 2003. As of March 31, 2003, we held forward contracts with an aggregate notional value of $10.3 million to hedge the risks associated with British pound and Japanese yen denominated assets and liabilities. A 10% adverse move in currency exchange rates affecting the contracts would decrease the fair value of the contracts by $1.1 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on our income or cash flow. We did not enter into any hedging transactions during the quarter ended March 31, 2002.

Interest rate risk.    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. The risk associated with fluctuating interest expense is limited to the exposure related to those debt instruments and credit facilities that are tied to market rates. Accordingly, our interest rate risk is primarily related to our credit facility with Silicon Valley Bank that we entered into on April 3, 2003. Prior to this, our interest rate risk primarily related to our credit facility with Greater Bay Bank. At March 31, 2003, we had no amounts outstanding under our facility with Greater Bay Bank. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk and market risk. We plan to mitigate default risk by investing in investment-grade securities. We have historically invested in investment-grade, short-term securities that we have held until maturity to limit our market risk.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at March 31, 2003. Actual results may differ materially.

ITEM 4.	CONTROLS AND PROCEDURES

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

On January 8, 2003, the United States District Court for the Eastern District of Texas ordered this case transferred to the United States District Court for the Northern District of California where it is now pending. On March 11, 2003, the Court held a status conference regarding scheduling and subsequently issued an order setting a Markman claim construction hearing in November 2003 and an anticipated trial in the summer of 2004. Discovery has commenced.

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

On February 28, 2003, we filed an answer and our first amended counterclaim against Toshiba for infringement of our U.S. Patent Nos. 5,479,638; 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,141,249; 6,145,051; 6,172,906; 6,202,138; 6,262,918; 6,374,337; and 6,397,314. We are seeking damages as well as an injunction against Toshiba for its products that infringe our patents, including its flash memory chips, flash cards and digital cameras. On March 11, 2003, the court held a status conference regarding scheduling and subsequently issued an order setting a Markman claim construction hearing in November 2003 and an anticipated trial in the summer of 2004. Discovery has commenced.

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

On November 6, 2002, we filed a motion to dismiss SimpleTech’s complaint. On November 14, 2002, SimpleTech amended its complaint. On December 4, 2002, we filed a motion to dismiss SimpleTech’s amended complaint. On January 8, 2003, the Court ordered that SimpleTech’s claims under the California Unfair Trade Practices Act, the Sherman Antitrust Act, and common law unfair competition be dismissed. On January 27, 2003, the judge dismissed the remainder of SimpleTech’s complaint for lack of prosecution. On January 31, 2003 SimpleTech sought to reinstate its complaint. On February 14, 2003, the Court agreed to set aside its dismissal after imposing a monetary sanction on SimpleTech. On March 20, 2003, we filed an answer and counterclaim for patent infringement. In our counterclaim, we allege that Simple’s sale of flash memory products infringes our U.S. Patent No. 5,479,638. We are seeking damages as well as an injunction against Simple. A scheduling conference was held on May 5, 2003 and the Court subsequently issued an order setting an anticipated trial date of April 2004.

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

On April 13, 2001, we filed an amended complaint in our litigation with Pretec, naming Memtek as an additional defendant. On June 26, 2001, the Court allowed us to file our second amended complaint in our litigation with Pretec, naming C-One as an additional defendant and adding our U.S. Patent No. 5,479,638 against all of the defendants. In this action we allege that Memtek and the other defendants infringe our U.S. Patent Nos. 5,479,638, 5,818,781, 5,907,856, 5,930,815 and 6,145,051. This suit is pending in the United States District Court for the Northern District of California. We are seeking injunctive relief and damages against all of the defendants. On March 11, 2003, the court held a status conference regarding scheduling and subsequently issued an order setting a Markman claim construction hearing in November 2003 and an anticipated trial in the summer of 2004. Discovery has commenced.

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

A.	Exhibits

Exhibit Number		Exhibit

10.1		Loan and Security Agreement, dated as of April 3, 2003, by and between Lexar Media, Inc. and Silicon Valley Bank

10.2		Negative Pledge Agreement, made as of April 23, 2003, by and between Lexar Media, Inc. and Silicon Valley Bank

99.1	*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not to be incorporated by reference in any filing of Lexar Media under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

B.	Report on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEXAR MEDIA, INC.

/s/ MICHAEL J. PEREZ
Michael J. Perez Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	May 15, 2003

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

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ MICHAEL J. PEREZ
Michael J. Perez
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Exhibit

10.1		Loan and Security Agreement, dated as of April 3, 2003, by and between Lexar Media, Inc. and Silicon Valley Bank

10.2		Negative Pledge Agreement, made as of April 23, 2003, by and between Lexar Media, Inc. and Silicon Valley Bank

99.1	*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not to be incorporated by reference in any filing of Lexar Media under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.