Form 10-K/A
period 2002-12-31
LEXAR MEDIA INC
filed 2003-07-31
CIK 1058289

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act
Rule 12b-2).  Yes ☒    No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders held in May 2003 are incorporated by reference into Part III of this report on Form 10-K/A.

Explanatory Note

Lexar Media, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was originally filed with the Securities and Exchange Commission on March 31, 2003 (the “Annual Report”), to amend and restate in its entirety Items 11 and 13 of Part III of the Annual Report. We are also amending Exhibit 23.2 to reference Item 15(a)(2) of Part IV of the Annual Report. This Amendment No. 1 continues to speak as of the date of the original filing of the Annual Report, and we have not updated the disclosures contained therein to reflect any events that occurred at a later date.

The filing of this Amendment No. 1 shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART III

ITEM 11    EXECUTIVE COMPENSATION

Summary Compensation

The following table presents information about the compensation awarded to, earned by or paid to (1) our Chief Executive Officer and (2) our three other executive officers as of December 31, 2002 whose salary and bonus for fiscal 2002 was more than $100,000. We do not grant stock appreciation rights and have no long-term compensation benefits other than stock options.

Summary Compensation Table

	Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Year	Salary		Bonus(1)		Restricted Stock Award(s)(2)	Securities Underlying Options
Eric B. Stang President, Chief Executive Officer and Chairman of the Board of Directors	2002 2001 2000	$269,929 245,589 208,654	(3)	$195,392 124,801 179,173		— — —	850,000 1,010,000 100,000

Petro Estakhri Chief Technology Officer and Executive Vice President, Engineering	2002 2001 2000	289,677 275,696 220,769		195,794 125,416 324,415		— — 400,000	850,000 1,350,000 400,000

Michael J. Perez Vice President, Finance and Chief Financial Officer	2002 2001 2000	210,000 100,962 —	(4)	24,200 22,019 —		— — —	100,000 500,000 —

Eric S. Whitaker Vice President, Technology Licensing, General Counsel and Secretary	2002 2001 2000	218,206 200,123 135,161		94,289 93,877 186,000	(5)	— — —	500,000 525,000 195,000

(1)	These amounts include supplemental payments made by us to our employees, including the named individuals, in an amount equal to approximately two percent (2%) of each such employee’s annual salary. Such amounts can be used, at each employee’s discretion, to pay for a variety of health benefits that we offer to our employees.

(2)	Mr. Estakhri purchased 400,000 shares of our restricted common stock in January 2000 at a price of $2.00 per share, which represented our board of directors’ determination of the fair market value of our common stock as of such date. As of December 31, 2002, the value of this restricted stock award was $2,508,000 based on the closing price of our common stock on the Nasdaq National Market on such date.

(3)	Includes $137,679 paid to Mr. Stang as our Chief Operating Officer and $107,910 paid to Mr. Stang as our Chief Executive Officer.

(4)	Mr. Perez joined us on July 1, 2001.

(5)	Includes $20,000 in discretionary incentive compensation paid to Mr. Whitaker.

Option Grants in Fiscal 2002

The following table sets forth grants of stock options made during 2002 to the executive officers named in the Summary Compensation Table. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or “option spreads” that would exist for the options at the end of their respective terms based on assumed annual rates of compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. The 5% and 10% assumed annual rates of stock price appreciation do not reflect our estimate or projections of future stock price growth. Actual gains, if any, on option exercises depend on the future performance of our common stock and overall market conditions. The potential realizable values shown in this table may never be achieved.

Specifically, potential realizable values are calculated by:

•	Multiplying the number of shares of common stock subject to a given option by the exercise price per share of our common stock on the date of grant;

•	Assuming that the aggregate option exercise price derived from that calculation compounds at the annual 5% or 10% rates shown in the table for the entire ten-year term of the option; and

•	Subtracting from that result the aggregate option exercise price.

Option Grants in Fiscal 2002

	Individual Grants
	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in 2002(2)	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name					5%	10%
Eric B. Stang	850,000	16.43%	$2.69	8/11/12	$1,437,968	$3,644,092
Petro Estakhri	850,000	16.43	2.69	8/11/12	1,437,968	3,644,092
Michael J. Perez	100,000	1.93	2.69	8/11/12	169,173	428,717
Eric S. Whitaker	100,000 400,000	1.93 7.73	2.62 2.69	3/25/12 8/11/12	164,770 676,691	417,561 1,714,867

(1)	The options shown in the table were granted at fair market value, are incentive stock options (to the extent permitted under the Internal Revenue Code) and will expire ten years from the date of grant. The shares vest and become exercisable as to twelve and one-half percent (12.5%) of the shares on the six-month anniversary of the date of grant and an additional 1/48th of the total number of shares vest and become exercisable each month thereafter so long as the executive officer remains employed by us. Options are subject to earlier termination upon termination of the option holder’s employment.

(2)	The percentage of total options granted to employees in 2002 is based on options to purchase an aggregate of 5,173,550 shares of our common stock granted to employees during 2002.

Option Exercises

The following table sets forth for each of the executive officers named in the Summary Compensation Table (1) the number of shares acquired and the “value” realized upon the exercise of stock options during 2002, (2) the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2002 and (3) the value of “in-the-money” stock options.

Aggregate Option Exercises in Fiscal 2002 and Fiscal Year-End Values

	Shares Acquired On Exercise	Value Realized(1)(3)	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End(2)(3)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Eric B. Stang	—	$—	458,541	1,501,459	$2,235,088	$6,515,312
Petro Estakhri	—	—	736,458	1,863,542	3,001,875	7,589,125
Michael J. Perez	18,000	105,605	154,917	427,083	766,118	1,993,582
Eric S. Whitaker	141,000	658,028	212,852	866,148	391,450	3,572,550

(1)	Represents the positive difference between the fair market value of the shares subject to the option on the date of exercise and the price paid by the executive officer to exercise the stock option.

(2)	Represents the positive difference between the exercise price of the outstanding stock option and the fair market value of the shares subject to the option as of December 31, 2002.

(3)	The fair market value is based on $6.27 per share, which was the closing price of our common stock as reported on the Nasdaq National Market on December 31, 2002.

Director Compensation

Our directors do not receive cash compensation for their services as directors, but are reimbursed for their reasonable and necessary expenses in attending board and committee meetings. Mr. Reimer received the compensation set forth under the caption “Executive Compensation—Employment Contracts and Change in Control Arrangements” during his tenure as Chairman. Each member of the board who is not our employee, or an employee of a parent, subsidiary or affiliate of ours, is eligible to receive automatic and nondiscretionary grants under our 2000 Equity Incentive Plan. Each non-employee director who becomes a member of our board of directors will be granted an option to purchase 50,000 shares of our common stock as of the date the director becomes a member of the board. Immediately after each annual meeting of our stockholders, each non-employee director will automatically be granted an additional option to purchase 25,000 shares of our common stock if the director has served continuously as a member of our board since the date of the director’s initial grant and for a period of at least one year before the annual meeting. The board may also make discretionary supplemental grants to a non-employee director who has served for less than one year from the date of such director’s initial grant; provided that no such director may receive options to purchase more than 75,000 shares of our common stock in any calendar year pursuant to the above described provisions of our 2000 Equity Incentive Plan. Each option granted to a director under our 2000 Equity Incentive Plan has a ten-year term and will terminate three months after the date the director ceases to be a director or consultant for any reason except death, disability or cause, twelve months if the termination is due to death or disability or immediately if the termination is for cause. The options will vest and become exercisable as to 25% of the shares on the one-year anniversary of the date of grant and as to 2.0833% of the shares each month thereafter, so long as the non-employee director remains a director or consultant. In the event of our liquidation or dissolution or a change in control transaction, the options granted to each non-employee director under this plan will become fully vested and exercisable.

In May 2002, upon completion of our 2002 annual meeting of stockholders, we granted each of Messrs. Dodds, Jacobs, Reimer and Rollwagen a nonqualified stock option to purchase 25,000 shares of our common stock at a price of $3.00 per share, which grant was automatically made pursuant to the terms of our 2000 Equity Incentive Plan.

In April 2003, upon joining our board of directors, we granted each of Mr. Hinckley and Ms. Tripsas a nonqualified stock option to purchase 50,000 shares of our common stock at a price of $4.64 per share, which grant was automatically made pursuant to the terms of our 2000 Equity Incentive Plan.

Employment Contracts and Change in Control Arrangements

All of our employees are at-will employees, which means that either we or our employees may terminate the employment relationship at any time for any reason.

Eric B. Stang.    We entered into an employment offer letter on November 8, 1999 with Eric B. Stang, our President and Chief Executive Officer and former Chief Operating Officer. This letter established Mr. Stang’s initial annual base salary at $200,000 and his eligibility for a bonus based upon his achievement of specified performance goals. The offer letter also provided for Mr. Stang’s election to the board of directors.

Following Mr. Stang’s appointment as our President and Chief Executive Officer on July 19, 2001, we entered into a retention agreement with Mr. Stang on October 22, 2001 that was effective as of September 1, 2001. Pursuant to the terms of this retention agreement, if we terminate Mr. Stang’s employment without cause or if he voluntarily resigns following a constructive termination event in the absence of a change in control, we must continue to pay his base salary and medical and life insurance benefits for twelve months. In addition, we must pay him his annual target bonus, pro-rated up to the date of termination, provided that he would have earned such bonus absent his termination. Additionally, all stock options or restricted stock granted to or purchased by him on or before September 1, 2001 will vest immediately, followed by a twelve-month period during which the options may be exercised. With respect to any stock options granted after September 2, 2001, Mr. Stang will be granted an additional 24 months of vesting, followed by a twelve-month period during which the options may be exercised. Finally, Mr. Stang will have eighteen months within which to repay any outstanding notes that he executed with Lexar Media.

The retention agreement also provides that, in the event of a change in control of Lexar Media, Mr. Stang will receive a cash bonus of $260,000. In addition, 25% of all unvested stock options and restricted stock granted to or purchased by Mr. Stang prior to the change in control will vest immediately and shall remain exercisable (1) for six months or (2) pursuant to the terms of the original grant agreement, whichever period is greater. The remaining 75% of such unvested stock options and restricted stock shall vest nine months after the change in control and shall remain exercisable (1) for six months or (2) pursuant to the terms of the original grant agreement, whichever period is greater. In addition, if, within eighteen months of a change in control of Lexar Media, Mr. Stang is terminated without cause or voluntarily resigns following a constructive termination event, he will receive his base salary and medical and life insurance benefits for fifteen months. In addition, he will receive his annual target bonus, pro-rated up to the date of termination, regardless of whether he would have earned any such bonus prior to his termination. Additionally, all stock options or restricted stock granted to or purchased by him after the change in control will vest immediately, followed by a six-month period during which the options may be exercised. Mr. Stang will also have eighteen months within which to repay any outstanding notes that he executed with Lexar Media. Finally, in the event that any portion of the amounts payable to Mr. Stang is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, we will pay him the amount, not to exceed $150,000, necessary to place him in the same after-tax position as he would have been in had no excise tax been imposed.

Petro Estakhri.    We executed an employment agreement on September 19, 1996 with Petro Estakhri, our Chief Technology Officer and Executive Vice President, Engineering. This agreement established Mr. Estakhri’s initial annual base salary at $125,000.

On November 9, 2001, we entered into a retention agreement with Mr. Estakhri that was effective as of September 1, 2001. Pursuant to the terms of this retention agreement, if we terminate Mr. Estakhri’s employment without cause or if he voluntarily resigns following a constructive termination event in the absence of a change in control, we must continue to pay his base salary and medical and life insurance benefits for twelve months. In addition, we must pay him his annual target bonus, pro-rated up to the date of termination, provided that he would have earned such bonus absent his termination. Additionally, all stock options granted to him on or before September 1, 2001 will vest immediately, followed by a twelve-month period during which the options may be exercised. With respect to any stock options granted after September 2, 2001, Mr. Estakhri will be granted an additional eighteen months of vesting, followed by a twelve-month period during which the options may be exercised. With respect to the restricted stock purchased by him on January 17, 2000, Mr. Estakhri will be granted an additional eighteen months of vesting in accordance with the terms of the underlying restricted stock purchase agreement. Finally, Mr. Estakhri will have eighteen months within which to repay any outstanding notes that he executed with Lexar Media.

The retention agreement also provides that, in the event of a change in control of Lexar Media, Mr. Estakhri will receive a cash bonus of $325,000. In addition, 25% of all unvested stock options and restricted stock granted to or purchased by Mr. Estakhri prior to the change in control will vest immediately and shall remain exercisable (1) for six months or (2) pursuant to the terms of the original grant agreement, whichever period is greater. The remaining 75% of such unvested stock options and restricted stock shall vest nine months after the change in control and shall remain exercisable (1) for six months or (2) pursuant to the terms of the original grant agreement, whichever period is greater. In addition, if, within eighteen months of a change in control of Lexar Media, Mr. Estakhri is terminated without cause or voluntarily resigns following a constructive termination event, he will receive his base salary for fifteen months and medical and life insurance benefits for twelve months. In addition, he will receive his annual target bonus, pro-rated up to the date of termination, regardless of whether he would have earned any such bonus prior to his termination. Additionally, all stock options granted to or purchased by him before or after the change in control and all restricted stock purchased by him after the change in control will vest immediately, followed by a six-month period during which the options may be exercised. With respect to the restricted stock purchased by him on January 17, 2000, Mr. Estakhri will be granted full vesting in accordance with the terms of the underlying restricted stock purchase agreement. In the event, however, that this accelerated vesting is not triggered by the terms of the restricted stock purchase agreement and any shares remain unvested, we have agreed to exercise our repurchase right with respect to all such remaining unvested shares. Mr. Estakhri will also have eighteen months within which to repay any outstanding notes that he executed with Lexar Media. Finally, in the event that any portion of the amounts payable to Mr. Estakhri is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, we will pay him the amount, not to exceed $150,000, necessary to place him in the same after-tax position as he would have been in had no excise tax been imposed.

Michael J. Perez.    We entered into an employment offer letter on June 25, 2001 with Michael J. Perez for him to serve as our Vice President, Finance and Chief Financial Officer. This employment offer letter established Mr. Perez’s initial annual base salary at $210,000 and his eligibility for a bonus based upon his achievement of specified performance goals.

On November 28, 2001, we entered into a retention agreement with Mr. Perez that was effective as of September 1, 2001. Pursuant to the terms of this retention agreement, if we terminate Mr. Perez’ employment without cause or if he voluntarily resigns following a constructive termination event in the absence of a change in control, we must continue to pay his base salary and medical and life insurance benefits for six months. In addition, we must pay him his annual target bonus, pro-rated up to the date of termination, provided that he would have earned such bonus absent his termination. Additionally, with respect to all stock options or restricted stock granted to or purchased by Mr. Perez as of the date of his termination, he will be granted an additional twelve months of vesting, followed by a twelve-month period during which the options may be exercised.

The retention agreement also provides that, in the event of a change in control of Lexar Media, 25% of all unvested stock options and restricted stock granted to or purchased by Mr. Perez prior to the change in control will vest immediately and shall remain exercisable (1) for six months or (2) pursuant to the terms of the original grant agreement, whichever period is greater. The remaining 75% of such unvested stock options and restricted stock shall vest nine months after the change in control and shall remain exercisable (1) for six months or (2) pursuant to the terms of the original grant agreement, whichever period is greater. In addition, if, within eighteen months of a change in control of Lexar Media, Mr. Perez is terminated without cause or voluntarily resigns following a constructive termination event, he will receive his base salary and medical and life insurance benefits for twelve months. In addition, he will receive his annual target bonus, pro-rated up to the date of termination, regardless of whether he would have earned any such bonus prior to his termination. Additionally, all stock options or restricted stock granted to or purchased by him after the change in control will vest immediately, followed by a six-month period during which the options may be exercised. Finally, in the event that any portion of the amounts payable to Mr. Perez is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, we will pay him the amount, not to exceed $150,000, necessary to place him in the same after-tax position as he would have been in had no excise tax been imposed.

Eric S. Whitaker.    We entered into an employment offer letter on December 17, 1999 with Eric S. Whitaker for him to serve as our Assistant General Counsel and Director of Legal Affairs. Mr. Whitaker has served as our General Counsel and Secretary since April 2000 and our Vice President, Technology Licensing since November 2000. This offer letter established Mr. Whitaker’s initial annual base salary at $125,000 and his eligibility for a bonus based upon his achievement of specified performance goals.

On October 22, 2001, we entered into a retention agreement with Mr. Whitaker that was effective as of September 1, 2001. Pursuant to the terms of this retention agreement, if we terminate Mr. Whitaker’s employment without cause or if he voluntarily resigns following a constructive termination event in the absence of a change in control, we must continue to pay his base salary and medical and life insurance benefits for six months. In addition, we must pay him his annual target bonus, pro-rated up to the date of termination, provided that he would have earned such bonus absent his termination. Additionally, with respect to all stock options or restricted stock granted to or purchased by Mr. Whitaker as of the date of his termination, he will be granted an additional twelve months of vesting, followed by a twelve-month period during which the options may be exercised. In the event that any shares that were purchased by Mr. Whitaker on December 27, 1999 remain unvested, we have agreed to exercise our repurchase right with respect to all such remaining unvested shares. Finally, Mr. Whitaker will have eighteen months within which to repay any outstanding notes that he executed with Lexar Media.

The retention agreement also provides that, in the event of a change in control of Lexar Media, Mr. Whitaker will receive a cash bonus of $125,000. In addition, 25% of all unvested stock options and restricted stock granted to or purchased by Mr. Whitaker prior to the change in control will vest immediately and shall remain exercisable (1) for six months or (2) pursuant to the terms of the original grant agreement, whichever period is greater. The remaining 75% of such unvested stock options and restricted stock shall vest nine months after the change in control and shall remain exercisable (1) for six months or (2) pursuant to the terms of the original grant agreement, whichever period is greater. In addition, if, within eighteen months of a change in control of Lexar Media, Mr. Whitaker is terminated without cause or voluntarily resigns following a constructive termination event, he will receive his base salary and medical and life insurance benefits for twelve months. In addition, he will receive his annual target bonus, pro-rated up to the date of termination, regardless of whether he would have earned any such bonus prior to his termination. Additionally, all stock options or restricted stock granted to or purchased by him as of the date of his termination will vest immediately, followed by a six-month period during which the options may be exercised. Mr. Whitaker will also have eighteen months within which to repay any outstanding notes that he executed with Lexar Media. Finally, in the event that any portion of the amounts payable to Mr. Whitaker is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, we will pay him the amount, not to exceed $150,000, necessary to place him in the same after-tax position as he would have been in had no excise tax been imposed.

John H. Reimer.    In connection with the resignation of John H. Reimer as our former President and Chief Executive Officer, we entered into an agreement with Mr. Reimer dated September 28, 2001 for him to remain as Chairman of our board of directors for compensation of $100,000 per year, payable in monthly installments, and for medical and other insurance benefits to which he was entitled as our former Chief Executive Officer. If Mr. Reimer’s service as Chairman were to terminate for any reason other than if we terminated his service for cause or if he voluntarily resigned, he would continue to receive his base salary and medical and other insurance benefits for twelve months. The agreement further provided that, in the event his service as Chairman were to terminate within twelve months following a change in control transaction or our reincorporation in another jurisdiction for any reason, other than if we terminated his service for cause or if he voluntarily resigned, Mr. Reimer would receive (1) a lump sum amount equal to $260,000 and (2) $100,000 payable in twelve equal monthly installments for a period of twelve months commencing on the effective date of the termination of his service as Chairman. On April 25, 2002, we confirmed to Mr. Reimer that his salary as Chairman of our board of directors would be discontinued on April 30, 2003 with no further obligations, however, his service as Chairman would not be terminated, and in April 2003 we would consider whether compensation was appropriate for his continued role as Chairman.

Option Plans.    In addition to the employment arrangements described above, our 1996 Stock Option/Stock Issuance Plan and our 2000 Equity Incentive Plan also provide for accelerated vesting upon a change in control of Lexar Media. Under the 1996 Stock Option/Stock Issuance Plan, upon a change in control, all unvested stock options and restricted stock granted pursuant to such plan and not assumed in connection with the change in control automatically vest in full. Under the 2000 Equity Incentive Plan, upon a change in control, 25% of all unvested stock options and restricted stock granted pursuant to such plan automatically vest in full.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The compensation committee currently consists of William T. Dodds, Robert Hinckley and Brian D. Jacobs. Each is a non-employee director within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934 and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code. Neither has at any time since our formation (1) been one of our officers or employees nor (2) had any other interlocking relationships as defined by the Securities and Exchange Commission. None of our executive officers currently serves or in the past has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board or compensation committee.

REPORT ON EXECUTIVE COMPENSATION

This report on executive compensation is required by the Securities and Exchange Commission. It shall not be deemed to be incorporated by reference by any general statement incorporating this proxy statement by reference into any filing under the Securities Act or under the Securities Exchange Act, except to the extent that we specifically incorporate this information by reference. Also, it shall not otherwise be deemed soliciting material or filed under these Acts.

The compensation committee of the board makes decisions regarding executive compensation and stock option grants to executive officers and other employees. Although Mr. Stang and Mr. Estakhri attend some of the meetings of the compensation committee, they do not participate in deliberations that relate to their own compensation.

General Compensation Policy

The compensation committee acts on behalf of the board to establish our general compensation policy for all of our employees. The committee typically reviews and establishes base salary levels and target bonuses for our Chief Executive Officer and our other executive officers and key employees. The compensation committee makes grants of stock options to executive officers, including our Chief Executive Officer and other employees. The committee also administers our incentive and equity plans, including the 2000 Equity Incentive Plan and the 2000 Employee Stock Purchase Plan.

The committee’s compensation philosophy for executive officers, including our Chief Executive Officer, is to relate compensation directly to corporate performance, while providing a total compensation package that is competitive and enables us to attract, motivate, reward and retain key executives and employees. Our compensation policy, which applies to executive officers and our other employees, relates a portion of each individual’s total compensation to our revenue and profit objectives, as well as to individual objectives set at the beginning of the year. Consistent with this policy, a designated portion of the compensation of our executive officers is contingent on corporate performance and, in the case of certain executive officers, is also based on the individual officer’s performance, as determined by the committee in its discretion. Each executive officer’s compensation package may, in one or more years, be comprised of the following three elements:

•	base salary that is designed primarily to be competitive with base salary levels in effect at high technology companies in the San Francisco Bay Area that are of comparable size to Lexar Media and with which Lexar Media competes for executive personnel, although these companies are not necessarily the same companies that are included in our stock price performance graph in this proxy statement;

•	annual variable performance awards, such as cash bonuses tied to the achievement of performance goals, financial or otherwise, established by the compensation committee; and

•	long-term equity incentives to strengthen the mutuality of interests between Lexar Media’s executive officers and its stockholders.

The committee determines base salaries, incentive compensation and stock option grants of the executive officers based in part on its review of independent surveys of prevailing compensation practices among high-technology companies with which Lexar Media competes for executive personnel. To this end, the committee attempts to compare the compensation of our executive officers with the compensation practices of comparable companies to determine base salary, target bonuses and target total cash compensation.

The committee reviews this competitive market information with our Chief Executive Officer for each executive level position and within the committee as to the Chief Executive Officer. In addition, the committee reviews each executive officer’s performance for the last year and objectives for the next year, together with the executive officer’s responsibility level and our fiscal performance compared to objectives for the last year and our performance targets for the next year. The relative weight given to these factors varies with each individual at the discretion of the committee.

2002 Executive Compensation

Base Compensation.    Salaries for executive officers for fiscal 2002 were generally determined on an individual basis by evaluating each executive’s scope of responsibility, performance, prior experience and salary history, as well as the salaries for similar positions at comparable companies.

Incentive Compensation.    Our executive officers are eligible for cash bonuses for their performance in fiscal 2002 to the extent that we have met revenue and profit objectives and that such executive officers have achieved individual objectives, significant financing and engineering milestones and important operating goals. The Chief Executive Officer’s subjective judgment of executives’ performance (other than his own) is taken into account in determining whether those individual objectives have been satisfied. Performance is measured at the end of the year. Mr. Stang, in his capacity as our Chief Executive Officer, may also pay incentive compensation to our employees in an aggregate amount of up to $30,000 per quarter for exceptional situations, so long as Mr. Stang informs the compensation committee of his actions.

Stock Options.    Stock options are an essential element of our executive compensation package. The committee believes that equity-based compensation in the form of stock options links the interests of management and stockholders by focusing employees and management on increasing stockholder value. The actual value of the equity-based compensation depends entirely on appreciation of our common stock. Stock options have value for the executive only if the price of our common stock increases above the fair market value on the grant date and the executive remains in our employ for the period required for the options to vest. The stock options generally vest and become exercisable over a four-year period (with options granted to existing employees beginning to vest on the six-month, rather than the twelve-month, anniversary of the date of grant) and are granted at a price that is equal to the fair market value of our common stock on the date of grant. Substantially all of our full-time employees are granted stock options.

In 2002, we granted stock options to executive officers as a result of their success in meeting certain financial objectives, to aid in the retention of such executive officers and to align their interests with those of the stockholders. Stock options typically have been granted to executive officers when the executive first joins us, in connection with a significant change in responsibilities, annually, to keep our executive officers’ interests aligned with our stockholders and, occasionally, to achieve equity within a peer group. The committee may, however, grant additional stock options to executives for other reasons. The number of shares subject to each stock option granted is within the discretion of the committee and is based on anticipated future contribution and ability to impact corporate results, past performance, consistency within the executive’s peer group and the number of unvested options or shares held by the executive. In the discretion of the committee, executive officers may also be granted stock options to provide greater incentives to continue their employment with us and to strive to increase the value of our common stock. The stock options generally vest and become exercisable over a four-year period (with options granted to existing employees beginning to vest on the six-month, rather than the twelve-month, anniversary of the date of grant) and are granted at a price that is equal to the fair market value of our common stock on the date of grant.

For 2003, the compensation committee will be considering whether to grant future options to executive officers based on the factors described above, with particular attention to company-wide management objectives and the executive officers’ success in meeting specific individual financial and operational objectives established or to be established for 2003, to our revenue and profit expectations and to the number of unvested options or shares held by the executive officers. The compensation committee specifically intends to consider whether to grant options to our existing employees, including our executive officers, in the middle of 2003 and in the middle of each calendar year thereafter.

Chief Executive Officer Compensation

The compensation committee has reviewed, and intends to continue to review annually, the performance and compensation of our Chief Executive Officer according to the criteria and procedures described above. As of December 31, 2002, Mr. Stang’s base salary was $275,000. In addition, Mr. Stang received a bonus of $190,000 for his performance in 2002 that was based upon his success in meeting the financial and operational objectives that were established for him as our Chief Executive Officer in 2002. Furthermore, in August 2002, the compensation committee reviewed Mr. Stang’s performance as well as his equity compensation package. Based on such review, Mr. Stang was granted an option to purchase 850,000 shares of our common stock on August 12, 2002 in light of his success in achieving certain financial objectives. Additionally, as discussed more fully in “Executive Compensation—Employment Contracts and Change in Control Arrangements,” we are a party to a retention agreement with Mr. Stang.

Compliance with Section 162(m) of the Internal Revenue Code

Having considered the requirements of Section 162(m), the committee believes that grants made under the 2000 Equity Incentive Plan meet the requirements for performance-based grants as defined in Section 162(m). We intend to comply with the requirements of Section 162(m) of the Internal Revenue Code for 2003. We do not expect cash compensation for 2003 to any of our executive officers to be more than $1,000,000 or consequently affected by the requirements of Section 162(m).

Messrs. Dodds and Hinckley, who were appointed to the compensation committee in April 2003, did not take part in the foregoing actions by the committee.

COMPENSATION COMMITTEE

William T. Dodds

Robert Hinckley

Brian D. Jacobs

COMPANY STOCK PRICE PERFORMANCE

The stock price performance graph below is required by the Securities and Exchange Commission. It shall not be deemed to be incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act or under the Securities Exchange Act, except to the extent that we specifically incorporate this information by reference. Also, it shall not otherwise be deemed soliciting material or filed under these Acts.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Stock Market (U.S.) Index and a peer group consisting of M-Systems Flash Disk Pioneers Ltd., SanDisk Corporation and SmartDisk Corporation. The graph assumes that $100 was invested in our common stock, the Nasdaq Stock Market (U.S.) Index and the peer group described above, weighted according to each company in the peer group’s stock market capitalization at the beginning of the period, on August 15, 2000, the date of our initial public offering, and calculates the annual return through December 31, 2002. The stock price performance shown in the graph below is based on historical data and does not necessarily indicate future stock price performance.

COMPARISON OF 28 MONTH CUMULATIVE TOTAL RETURN*

AMONG LEXAR MEDIA, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX

AND A PEER GROUP

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the transactions described below and the compensation arrangements, including retention and separation agreements, described in Item 11 of this Annual Report, since January 1, 2002, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of his or her immediate family had or will have a direct or indirect material interest.

In connection with the resignation of Ronald H. Bissinger as our Vice President, Finance and Chief Financial Officer, we entered into a Separation Agreement with Mr. Bissinger dated September 10, 2001. Pursuant to this Separation Agreement, we paid Mr. Bissinger his full base salary and all other unpaid compensation and benefits accrued through July 13, 2001, his separation date, in the amount of $124,038. We also paid Mr. Bissinger his base salary as severance payments for the six months following his separation date, in the amount of $90,962, and paid him an additional lump sum severance payment of $380,000. Also pursuant to the Separation Agreement, we exercised our right under the employment agreement that we entered into with Mr. Bissinger to repurchase all of his unvested shares in the event of his termination. Pursuant to this agreement, in September 2001 we repurchased 250,000 shares of our common stock from Mr. Bissinger at a purchase price equal to $2.00 per share, which was equal to the price per share at which Mr. Bissinger originally purchased these shares of our common stock. Finally, in accordance with the terms of his Separation Agreement, Mr. Bissinger agreed to repay the amount he owed to us under a promissory note for the purchase of shares of our common stock, reduced by the amount that we would otherwise have been required to pay him to repurchase his unvested stock.

In addition, we have made loans to each of the executive officers named in the Summary Compensation Table, other than Mr. Perez, as set forth below. Each of these notes, except for the note made by Mr. Estakhri on April 3, 1998, were delivered in connection with the exercise of options by these executive officers. Except as set forth below, each of these notes is secured by the shares that the executive officer purchased with the note and are full recourse notes. We made each of these loans prior to the enactment of the Sarbanes-Oxley Act of 2002, and each fully complies with the provisions of Section 402 of the Sarbanes-Oxley Act.

	Date	Due Date	Number of Shares Purchased	Principal Amount of Loan		Interest Rate	Amount of Loan Outstanding
Name							Largest Amount in 2002	As of April 11, 2003
Eric B. Stang(1)	11/30/99	11/30/03	800,000	$400,000		6.08%	$458,703	$0

Petro Estakhri(2)	4/3/98 6/5/98 12/2/99 1/17/00	4/3/02 7/15/02 12/2/03 1/17/04	N/A 1,076,284 602,324 400,000	40,000 86,103 96,372 800,000	(3) (4)	5.70 6.23 6.20 6.21	49,289 107,030 110,761 913,376	0 0 0 480,303

Eric S. Whitaker	12/27/99	12/27/03	85,000	170,000		6.20	201,764	204,681

(1)	On April 29, 2002, Mr. Stang satisfied his obligations under this loan by tendering 147,493 shares of our common stock valued at $458,703.23, based upon the $3.11 closing price of our common stock on The Nasdaq National Market on April 29, 2002.

(2)	On April 29, 2002, Mr. Estakhri satisfied his obligations under each of these loans, other than the loan subject to the non-recourse note described in footnote (4) below, by tendering 232,724 shares of our common stock, valued at $723,771.64, based on the $3.11 closing price of our common stock on The Nasdaq National Market on April 29, 2002.

(3)	This loan was secured by 50,000 shares of our common stock.

(4)	In connection with this loan, Mr. Estakhri executed both a full recourse note and a non-recourse note, each in the aggregate principal amount of $400,000. The non-recourse note is secured only by Mr. Estakhri’s interest in the shares purchased with the note.

In addition to the loans described above, in June 1998, we loaned $192,000 at 6.23% interest and, in January 2000, we loaned $800,000 at 6.21% interest to John H. Reimer, our former President, Chief Executive Officer and Chairman of our Board of Directors, to enable Mr. Reimer to exercise options to purchase shares of our common stock. In connection with Mr. Reimer’s termination as our President and Chief Executive Officer in July 2001, we repurchased 250,000 unvested shares of our common stock from Mr. Reimer at a purchase price equal to $2.00 per share, which was equal to the price per share at which Mr. Reimer originally purchased these shares of our common stock. Mr. Reimer used the proceeds from the repurchase of these shares to repay outstanding principal due on these loans in an aggregate amount equal to $500,000. In May 2002, Mr. Reimer fully repaid the remaining principal and accrued interest due on these loans, in an aggregate amount equal to $636,525, by tendering to us shares of our common stock for a purchase price equal to $3.00 per share, which was equal to the closing price of our common stock as quoted by The Nasdaq National Market on the date that the loan was repaid.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements—Previously filed.

2.	Financial Statement Schedules—Previously filed.

3.	Exhibits

		Incorporated by Reference
Exhibit No. Filed Herewith	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed
2.1	Agreement and Plan of Reorganization among the Registrant and the stockholders of Printroom.com, Inc. dated January 21, 2000	S-1	333-30556	March 28, 2000	2.1

2.2	Share Purchase Agreement between the Registrant and Impact Peripherals Limited dated April 25, 2000	S-1	333-30556	July 7, 2000	2.2

3.1	Second Amended and Restated Certificate of Incorporation	S-1	333-30556	July 31, 2000	3.3

3.2	Restated Bylaws	S-1	333-30556	February 16, 2000	3.5

4.1	Specimen Common Stock Certificate	S-1	333-30556	August 2, 2000	4.1

4.2	Investors Rights Agreement dated September 28, 1999, as amended	S-1	333-30556	February 16, 2000	4.2

4.3	Amendment No. 2 to Investors Rights Agreement dated March 21, 2000	S-1	333-30556	March 28, 2000	4.3

4.4	Amendment No. 3 to Investors Rights Agreement dated May 19, 2000	S-1	333-30556	July 7, 2000	4.4

4.5	Amendment No. 4 to Investors Rights Agreement dated June 22, 2000	S-1	333-30556	July 7, 2000	4.5

4.6	Amendment No. 5 to Investors Rights Agreement dated January 28, 2003	S-3	333-102813	January 29, 2003	4.15

10.1	Form of Indemnity Agreement entered into between the Registrant and all executive officers and directors*	S-1	333-30556	February 16, 2000	10.1

10.2	1996 Stock Option/Stock Issuance Plan*	S-1	333-30556	February 16, 2000	10.2

10.3	2000 Equity Incentive Plan*	S-1	333-30556	March 28, 2000	10.3

10.4	2000 Employee Stock Purchase Plan*	S-1	333-30556	August 10, 2000	10.4

10.5	Form of Common Stock Warrant	S-1	333-30556	February 16, 2000	10.5

10.6	Lease between Registrant and Renco Investment Company dated January 1,1997, as amended	S-1	333-30556	February 16, 2000	10.7

10.7	Offer letter for Petro Estakhri dated September 16, 1996*	S-1	333-30556	March 28, 2000	10.9

10.8	Employment Agreement with Petro Estakhri dated September 19, 1996, as amended*	S-1	333-30556	March 28, 2000	10.10

		Incorporated by Reference
Exhibit No. Filed Herewith	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed
10.9	Offer letter for Eric B. Stang dated October 20, 1999*	S-1	333-30556	March 28, 2000	10.11

10.10	Restricted Stock Purchase Agreement between the Registrant and John H. Reimer dated June 5, 1998*	S-1	333-30556	March 28, 2000	10.13

10.11	Restricted Stock Purchase Agreement between the Registrant and Petro Estakhri dated June 5, 1998*	S-1	333-30556	March 28, 2000	10.14

10.12	Restricted Stock Purchase Agreement between the Registrant and John H. Reimer dated January 17, 2000*	S-1	333-30556	March 28, 2000	10.15

10.13	Restricted Stock Purchase Agreement between the Registrant and Petro Estakhri dated January 17, 2000*	S-1	333-30556	July 7, 2000	10.16

10.14	Lexar Technology License Agreement between the Registrant and SONY Corporation dated March 21, 2000+	S-1	333-30556	August 14, 2000	10.18

10.15	SONY Technology License Agreement between the Registrant and SONY Corporation dated March 21, 2000+	S-1	333-30556	August 14, 2000	10.19

10.16	Employment Memorandum of Understanding Among the Registrant, Mahmud (Mike) Assar and Petro Estakhri dated August 20, 1997*	S-1	333-30556	March 28, 2000	10.21

10.17	Security Agreement between the Registrant and Petro Estakhri dated April 3, 1998*	S-1	333-30556	March 28, 2000	10.22

10.18	Letter Agreement Regarding Employment between the Registrant and Eric B. Stang dated March 24, 2000*	S-1	333-30556	July 7, 2000	10.24

10.19	Note and Warrant Purchase Agreement between the Registrant and certain stockholders of the Registrant dated May 19, 2000	S-1	333-30556	August 14, 2000	10.25

10.20	Amendment to Warrant Agreement and Warrant, dated as of February 7, 2001, by and among the Registrant, Chase Securities, Inc. and Access Technology Partners, L.P.	10-K		April 2, 2001	10.30

10.21	Offer letter for Eric S. Whitaker dated December 17, 1999*	S-1	333-30556	July 7, 2000	10.28

10.22	Warrant Agreement among The Registrant and the Initial Warrant Holders listed on Schedule I thereto dated June 30, 2000	S-1	333-30556	July 31, 2000	10.29

10.23	Patent License Agreement, dated as of March 29, 2001, between the Registrant and Samsung Electronics Co., Ltd.+	10-Q		May 15, 2001	10.1

10.24	Purchase and Supply Agreement, dated as of March 29, 2001, between the Registrant and Samsung Electronics Co., Ltd.+	10-Q		May 15, 2001	10.2

		Incorporated by Reference
Exhibit No. Filed Herewith	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed
10.25	Offer letter for Michael J. Perez*	10-K		April 1, 2002	10.29

10.26	Retention Agreement, dated October 22, 2001, by and between the Registrant and Petro Estakhri*	10-K		April 1, 2002	10.30

10.27	Retention Agreement, dated October 22, 2001, by and between the Registrant and Eric Stang*	10-K		April 1, 2002	10.31

10.328	Retention Agreement, dated October 22, 2001, by and between the Registrant and Michael Perez*	10-K		April 1, 2002	10.31

10.29	Retention Agreement, dated October 22, 2001, by and between the Registrant and Eric S. Whitaker*	10-K		April 1, 2002	10.33

10.30	Confidential Agreement and General Release of Claims, dated September 28, 2001, by and between the Registrant and John Reimer*	10-K		April 1, 2002	10.34

10.31	Confidential Agreement and General Release of Claims, dated as of September 10, 2001, by and between the Registrant and Ronald H. Bissinger*	10-Q		May 15, 2002	10.1

10.32	Patent License Agreement, dated as of March 23, 2002, by and between the Registrant and Samsung Electronics Co., Ltd.+	10-Q		May 15, 2002	10.2

10.33	Termination of Patent License Agreement, dated as of March 23, 2002, by and between the Registrant and Samsung Electronics Co., Ltd.	10-Q		May 15, 2002	10.3

10.34	Stock Repurchase and Note Cancellation Agreement, dated as of April 29, 2002, by and between the Registrant and Eric B. Stang*	10-Q		August 14, 2002	10.1

10.35	Stock Repurchase and Note Cancellation Agreement, dated as of April 29, 2002, by and between the Registrant and Petro Estakhri*	10-Q		August 14, 2002	10.2

10.36	Stock Repurchase and Note Cancellation Agreement, dated as of May 30, 2002, by and between the Registrant and John H. Reimer*	10-Q		August 14, 2002	10.3

10.37	Factoring Agreement dated September 19, 2001 between the Registrant and Pacific Business Funding, a division of Cupertino National Bank	10-K		March 31, 2003	10.37

10.38	Amendment dated September 25, 2001 to Factoring Agreement dated September 19, 2001 between the Registrant and Pacific Business Funding, a division of Cupertino National Bank	10-K		March 31, 2003	10.38

10.39	Addendum dated June 28, 2002 to Factoring Agreement dated September 19, 2001 between the Registrant and Pacific Business Funding, a division of Cupertino National Bank	10-K		March 31, 2003	10.39

21.1	Subsidiaries	10-K		April 1, 2002	21.1

23.1	Consent of PricewaterhouseCoopers LLP	X

Incorporated by Reference
Exhibit No. Filed Herewith	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed
23.2	Report of Independent Accountants on Financial Statement Schedule	X

24.1	Power of Attorney	10-K		March 31, 2003	24.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Title 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	X

+	Indicates that portions of this agreement were granted confidential treatment by the Commission.

*	Indicates a management contract or compensatory plan or arrangement.

**	These certifications are furnished with this Annual Report and are not deemed filed with the Commission and are not to be incorporated by reference in any filing of Lexar Media under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

(b)	Reports on Form 8-K

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

(c)	Exhibits

See Item 15(a)(3) above.

(d)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXAR MEDIA, INC.

By:	/s/ BRIAN T. MCGEE
Brian T. McGee Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated:  July 30, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ ERIC B. STANG Eric B. Stang	President, Chief Executive Officer and Chairman of the Board of Directors	July 30, 2003

Principal Financial Officer and Principal Accounting Officer:

/s/ BRIAN T. MCGEE Brian T. McGee	Vice President, Finance and Chief Financial Officer	July 30, 2003

Additional Directors:

/s/ PETRO ESTAKHRI* Petro Estakhri	Chief Technology Officer, Executive Vice President, Engineering and Director	July 30, 2003

/s/ WILLIAM T. DODDS* William T. Dodds	Director	July 30, 2003

/s/ BRIAN D. JACOBS* Brian D. Jacobs	Director	July 30, 2003

/s/ JOHN A. ROLLWAGEN* John A. Rollwagen	Director	July 30, 2003

Robert C. Hinckley	Director

Mary Tripsas	Director

*By:	/s/ ERIC B. STANG
Eric B. Stang, Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

23.2	Report of Independent Accountants on Financial Statement Schedule

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Title 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002