Form 10-Q
period 2003-06-30
LEXAR MEDIA INC
filed 2003-08-14
CIK 1058289

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Number of shares of common stock outstanding as of Aug 5, 2003: 70,239,077

LEXAR MEDIA, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

PART I—FINANCIAL INFORMATION

1.     Financial Statements

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2003	December 31, 2002
A S S E T S
Current assets:
Cash and cash equivalents	$44,772	$47,383
Restricted cash	5,000	5,000
Accounts receivable, net	47,257	42,609
Inventories	34,272	25,604
Prepaid expenses and other current assets	4,602	2,397

Total current assets	135,903	122,993
Property and equipment, net	3,024	2,887
Intangible and other assets, net	992	1,041

Total assets	$139,919	$126,921

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$37,788	$24,271
Accrued liabilities	22,958	19,392
Deferred license revenue and product margin	20,086	22,352
Notes payable to bank	—	14,568

Total current liabilities	80,832	80,583
Deferred license revenue, net of current portion	949	4,724
Other non-current liabilities	—	49

Total liabilities	81,781	85,356
Stockholders’ equity:
Common stock, $0.0001 par value: 200,000,000 shares authorized; 68,429,798 and 66,361,715 shares issued and outstanding	7	7
Additional paid-in capital	179,985	175,120
Unearned stock-based compensation	(124)	(493)
Notes receivable from stockholders	(1,001)	(1,001)
Accumulated deficit	(120,525)	(131,847)
Accumulated other comprehensive loss	(204)	(221)

Total stockholders’ equity	58,138	41,565

Total liabilities and stockholders’ equity	$139,919	$126,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net revenues:
Product revenues	$77,164	$29,341	$127,431	$54,242
License and royalty revenues	4,327	4,614	8,696	8,527

Total net revenues	81,491	33,955	136,127	62,769
Cost of product revenues	59,527	25,191	99,493	45,868

Gross margin	21,964	8,764	36,634	16,901

Operating expenses:
Research and development	1,770	1,394	3,693	2,880
Sales and marketing	7,829	3,772	13,202	7,476
General and administrative	4,834	2,556	7,925	4,856

Total operating expenses	14,433	7,722	24,820	15,212

Income from operations	7,531	1,042	11,814	1,689
Other income (expense):
Interest and other expense	(133)	(216)	(208)	(456)
Interest and other income	98	117	294	196
Foreign exchange gain (loss), net	(38)	372	(95)	214

Total other income (expense)	(73)	273	(9)	(46)

Income before income taxes	7,458	1,315	11,805	1,643
Income taxes	410	—	484	5,251

Net income (loss)	$7,048	$1,315	$11,321	$(3,608)

Net income (loss) per common share:
Basic	$0.10	$0.02	$0.17	$(0.06)

Diluted	$0.09	$0.02	$0.15	$(0.06)

Shares used in computing net income (loss) per common share:
Basic	67,190	59,112	66,797	59,207

Diluted	77,519	66,919	76,546	59,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net income (loss)	$11,321	$(3,608)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	743	599
Amortization of stock-based compensation	382	914
Tax benefit from employee stock plans	375	—
Imputed and other non-cash interest	—	4
Change in operating assets and liabilities:
Accounts receivable, net	(4,649)	(11,813)
Inventories	(8,668)	(3,151)
Prepaid expenses and other assets	(2,232)	(696)
Accounts payable and accrued liabilities	14,754	4,499
Other non-current liabilities	(49)	—
Deferred license revenue and product margin	(6,061)	26,172

Net cash provided by operating activities	5,916	12,920

Cash flows from investing activities:
Purchase of property and equipment	(837)	(1,079)

Net cash used in investing activities	(837)	(1,079)

Cash flows from financing activities:
Issuance of stock under employee stock purchase plan	370	163
Exercise of stock options and warrants	4,106	240
Tax withholdings related to option exercises	2,385	—
Repayment of notes payable	(14,568)	(12,703)
Proceeds from notes payable	—	20,565
Repayment of notes receivable from stockholders	—	167

Net cash (used in) provided by financing activities	(7,707)	8,432

Effect of exchange rates on cash and cash equivalents	17	(39)

Net (decrease) increase in cash and cash equivalents	(2,611)	20,234
Cash and cash equivalents at beginning of period	47,383	8,656

Cash and cash equivalents at end of period	$44,772	$28,890

Supplemental cash flow disclosure:
Interest paid	$156	$339
Income taxes paid	$842	$5,275

Supplemental disclosure of non-cash financing and investing activities:
Issuance of 286,819 shares of common stock in 2003 upon net exercise of 398,021 warrants at exercise prices of $1.00-$3.09 per share (weighted average—$2.03 per share)	$—	$—
Issuance of 138,692 shares of common stock in 2002 upon net exercise of 250,000 warrants at an exercise price of $1.26 per share	$—	$—
Settlement of interest and notes receivable from stockholders with 825,116 shares of common stock	$—	$2,543

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

The financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2002 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2003, as amended on July 31, 2003. The condensed consolidated balance sheet data as of December 31, 2002 was derived from our audited financial statements.

The results of our operations for the three and six months ended June 30, 2003 are not necessarily indicative of results that may be expected for any other future period, including the full fiscal year.

Note 2—Summary of Selected Accounting Policies

Revenue recognition

Product revenues

We sell products to distributors, retailers, original equipment manufacturers or “OEMs” and end users. Certain customers have return rights. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. At the time revenue is recorded, we record estimated reductions to product revenue based upon our historical experience and customer sales incentive programs, including product returns, special pricing agreements, price protection, promotions and other volume-based incentives. In order to make such estimates, we analyze historical returns, current economic conditions, customer demand and any relevant specific customer information. For certain customers where we are unable to reasonably estimate the level of returns or other revenue allowances, revenues and the costs of revenues are deferred until these customers have sold the product to their customers.

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

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and handling costs

Shipping and handling costs associated with our product revenues are included in sales and marketing expenses in our condensed consolidated statements of operations. These costs were $1.8 million and $0.7 million for the three months ended June 30, 2003 and June 30, 2002, respectively, and $2.6 million and $1.3 million for the six months ended June 30, 2003 and June 30, 2002, respectively.

Accounting for stock-based compensation

We account for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25” and FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of our common stock and the exercise price. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity instrument.

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

Pro forma information regarding net income (loss) per share as if our stock options, employee stock purchase plan and the restricted stock issuances had been determined based on the fair value as of the grant date consistent with the provision of SFAS No. 123 and SFAS No. 148, are as follows for the three and six-months periods ended June 30, 2003 and 2002, respectively (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
As reported:
Net income (loss)	$7,048	$1,315	$11,321	$(3,608)
Add: Compensation expense included in reported net income	175	414	382	914
Less: Pro forma compensation expense as if we adopted SFAS 123	(2,236)	(1,664)	(4,139)	(3,253)

Pro forma net income (loss)	$4,987	$65	$7,564	$(5,947)

Net income (loss) per common share—basic as reported	$0.10	$0.02	$0.17	$(0.06)

Net income (loss) per common share—basic pro forma	$0.07	$0.00	$0.11	$(0.10)

Net income (loss) per common share—diluted as reported	$0.09	$0.02	$0.15	$(0.06)

Net income (loss) per common share—diluted pro forma	$0.06	$0.00	$0.10	$(0.10)

For options granted in 2003, the weighted average fair value per option was $3.48, the risk free interest rate was 2.07%, the expected life was 3.62 years and the expected volatility was 92%.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent accounting developments

In November 2002, the FASB issued FASB Interpretation, or FIN, No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure provision of FIN No. 45 for the year ended December 31, 2002. We provide warranties that range from one year for card readers to limited lifetime warranties for our professional products. Warranty costs are the costs to rework or scrap returned inventories. We have historically experienced minimal warranty costs. The impact of the recognition and measurement provisions of FIN No. 45 did not have any impact on our financial position, results of operations, or cash flows for the three and six-month periods ended June 30, 2003.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 did not have a material impact on our financial position, results of operations, or cash flows for the three and six-month periods ended June 30, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire our stock. We adopted the annual disclosure provisions of SFAS No. 148 in our financial report for the year ended December 31, 2002 and adopted the interim disclosure provisions for quarterly financial reports starting in the quarter ended March 31, 2003. The adoption of this standard involves disclosures only and did not have any impact on our financial position, results of operations, or cash flows for the three and six-month periods ended June 30, 2003.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We did not have any variable interest entities, as defined under FIN No. 46, for the three and

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

six-month periods ended June 30, 2003 and we do not expect to have any in the near future. Accordingly, the adoption of this standard did not have any impact on our financial position, results of operations, or cash flows for the three and six-month periods ended June 30, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under Statement of Accounting Standards No. 133 , “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133, (ii) in connection with other FASB projects dealing with financial instruments, and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS No. 149 will be applied prospectively. We do not believe that the adoption of SFAS 149 will have a material impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We did not have any financial instruments with characteristics of both liabilities and equity, as defined under SFAS No. 150, for the three and six-month periods ended June 30, 2003 and we do not expect to have any in the future, accordingly, we do not believe that the adoption of this Statement will have a material impact on our financial position, cash flows or results of operations.

Note 3—Restricted Cash

Restricted cash represents cash and cash equivalents used to collateralize standby letters of credit related to purchasing agreements with our suppliers. Cash restricted under standby letters of credit amounted to $5.0 million at both June 30, 2003 and December 31, 2002.

Note 4—Balance Sheet Detail (in thousands)

	June 30, 2003	December 31, 2002
Inventories:
Raw materials	$2,284	$4,179
Controllers	3,417	2,884
Flash memory products	27,781	17,905
Ancillary products	790	636

	$34,272	$25,604

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Net Income (Loss) Per Common Share (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net income (loss):	$7,048	$1,315	$11,321	(3,608)
Denominator for net income (loss) per common share—basic:
Weighted average common shares outstanding	67,337	59,697	6,998	59,849
Weighted average unvested common shares subject to repurchase	(147)	(585)	(201)	(642)
Denominator for net income (loss) per common share—basic	67,190	59,112	66,797	59,207

Net income (loss) per common share—basic	$0.10	$0.02	$0.17	(0.06)

Denominator for net income (loss) per common share—diluted:
Denominator for net income (loss) per common share—basic	67,190	59,112	66,797	59,207
Incremental common shares attributable to exercise of outstanding stock options and warrants (assuming proceeds would be used to purchase common stock)	10,182	7,222	9,548	—
Weighted average unvested common shares subject to repurchase	147	585	201	—

Denominator for net income (loss) per common share—diluted	77,519	66,919	76,546	59,207

Net income (loss) per common share—diluted	$0.09	$0.02	$0.15	$(0.06)

Anti-dilutive securities

Securities listed below have not been included in the computations of diluted net income (loss) per share for the three and six-month periods ended June 30, 2003 and 2002 because the inclusion of these securities would be anti-dilutive (in thousands):

	Three Months Ended June 30		Six Months Ended June 30,
	2003	2002	2003	2002
Shares under warrants for common stock	324	886	324	2,353
Shares under options for common stock	693	2,430	693	12,520
Common stock subject to repurchase	—	—	—	548

Note 6—Comprehensive Loss

Other comprehensive income for the three and six-month periods ended June 30, 2003 was $26,000 and $17,000, respectively. Other comprehensive loss for the three and six-month periods ended June 30, 2002 was $33,000 and $39,000, respectively. These amounts were attributable to the effects of foreign currency translation. There was no other comprehensive income or loss for the three and six-month periods ended June 30, 2003 and 2002. Accumulated other comprehensive loss at June 30, 2003 and 2002 was $204,000 and $168,000, respectively, and was attributable to the effects of foreign currency translation.

Note 7—Notes Payable

In September 2001, we established an asset based credit facility with Greater Bay Bank. At December 31, 2002, the balance outstanding under this facility was $14.6 million. Our agreement with Greater Bay Bank

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provided for interest at an annual rate of the bank’s prime rate plus 4.5%, of the gross amount financed, had a term of one year, and was renewable from year to year thereafter. During the first quarter of 2003, we repaid all amounts owed under this facility. On April 3, 2003, we entered into a new credit facility with Silicon Valley Bank. Our agreement with Silicon Valley Bank provides for advances of up to $25 million. Of this amount, $10 million is available on a non-formula basis and the remaining $15 million is available based upon 75% of the amount of eligible receivables. All advances under this facility are to be secured by our assets. We are required to maintain certain financial covenants over the term of the credit facility, which expires on April 2, 2005. Interest is payable on borrowings at the bank’s prime rate of 4.25% plus 0.5%. At June 30, 2003, we had no borrowings outstanding under this credit facility.

Note 8—Hedging

We have foreign subsidiaries that operate and sell our products in various global markets. As a result, we are exposed to risks associated with changes in foreign currency exchange rates between the functional currencies of our subsidiaries and other currencies. At any point in time, we might use various hedging instruments, primarily forward contracts, to manage the exposures associated with fluctuations in foreign currency exchange rates. We do not enter into derivative financial instruments for speculative or trading purposes.

We record our hedges of foreign currency denominated assets and liabilities at fair value with the related gains or losses recorded in foreign exchange gain or (loss). The gains and losses on these contracts were substantially offset by transaction losses and gains on the underlying balances being hedged. In addition, at June 30, 2003, we had foreign currency denominated assets and liabilities that were not hedged. Our foreign exchange losses on hedging transactions were offset by gains on the underlying liabilities being hedged and resulted in net foreign exchange losses for the three and six-months periods ended June 30, 2003 of less than $0.1 million and $0.1 million, respectively. As of June 30, 2003, we held forward contracts maturing in the third quarter of 2003 with an aggregate notional value of $16.6 million. We did not enter into any hedging transactions during the three and six-month periods ended June 30, 2002.

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

On November 4, 2002, we filed an amended complaint against Fuji Photo Film USA. In the amended complaint, we allege that Fuji Photo Film USA infringes U.S. Patent Nos. 5,479,638; 6,141,249; 6,145,051; 6,262,918; and 6,397,314 through the sale of its flash memory products and digital cameras. We are seeking injunctive relief and damages against Fuji. Memtek Products, Inc. and PNY Technologies, Inc. are no longer parties to this particular action. On December 9, 2002, Fuji filed an answer in which they seek declaratory relief that they do not infringe the five patents in suit as well as our U.S. Patent Nos. 5,907,856; 5,930,815; 6,034,897; and 6,134,151.

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

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In a second amended complaint, we added counterclaims for infringement on the additional patents for which Fuji has sought declaratory relief, U.S. Patent Nos. 5,907,856; 5,930,815; 6,034,897; and 6,134,151.

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

On November 21, 2002, we filed an answer and counterclaim in which we alleged that Toshiba infringed our U.S. Patent Nos. 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,172,906; 6,202,138; and 6,374,337. We seek an injunction and damages against Toshiba.

On December 20, 2002, Toshiba filed its first amended complaint in which Toshiba dropped its allegations that our patents are unenforceable.

On February 28, 2003, we filed an answer and our first amended counterclaim against Toshiba for infringement of our U.S. Patent Nos. 5,479,638; 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,141,249; 6,145,051; 6,172,906; 6,202,138; 6,262,918; 6,374,337; and 6,397,314. We are seeking damages as well as an injunction against Toshiba for its products that infringe our patents, including its flash memory chips, flash cards and digital cameras. On March 11, 2003, the court held a status conference regarding scheduling and subsequently issued an order setting a Markman claim construction hearing in November 2003 and an anticipated trial in the summer of 2004. Discovery has commenced. The parties have now mutually dismissed with prejudice all claims regarding U.S. Patent No. 6,172,906.

On November 4, 2002, we filed a lawsuit against Toshiba Corporation, Toshiba America, Inc. and Toshiba America alleging theft of trade secrets and breach of fiduciary duty. We later filed an amended complaint to add violation of California Business and Professions Code Section 17,200 and to drop without prejudice claims against Toshiba America, Inc. The basis of the allegations is that since our inception in 1996, and including the period from 1997 through 1999 when Toshiba was represented on our Board of Directors, Toshiba had access to and was presented with details of our methods of achieving high performance flash devices that Toshiba has now incorporated into its flash chips and flash systems. This lawsuit is pending in Santa Clara County Superior Court. We are seeking damages as well as an injunction against Toshiba. We have filed a description of our trade secrets and discovery has commenced.

On January 13, 2003, Toshiba Corporation filed a lawsuit against us in the United States District Court for the Northern District of California, alleging that we infringe U.S. Patent Nos. 5,546,351; 5,724,300; 5,793,696; 5,946,231; 5,986,933; 6,145,023; 6,292,850; and 6,338,104. On February 7, 2003, Toshiba Corporation filed an amended complaint and now alleges that we infringe U.S. Patent Nos. 5,546,351; 5,724,300; 5,793,696; 5,946,231; 5,986,933; 6,094,697; 6,292,850; 6,338,104; and 5,611,067. In this action, Toshiba Corporation seeks injunctive relief and damages. Toshiba’s patents appear to primarily relate to flash components that we purchase from vendors who provide us with indemnification. On March 5, 2003, we filed an answer in which we seek a judgment that we do not infringe these patents or that they are invalid or unenforceable. We believe that Toshiba’s claims are without merit and intend to contest this lawsuit vigorously.

Litigation with SimpleTech, Inc.

On October 1, 2002, SimpleTech, Inc. filed a lawsuit against us in Orange County Superior Court alleging trade libel, libel per se, intentional interference with prospective economic advantage, California unfair

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

competition, violation of the California Unfair Trade Practices Act, violation of the Sherman Antitrust Act, and violation of common law unfair competition. SimpleTech’s lawsuit arose from correspondence between ourselves and SimpleTech and one of its customers regarding our belief that certain of SimpleTech’s products infringe our patents. SimpleTech is seeking damages, including treble damages under its Sherman Act claim, punitive damages, and injunctive relief. On October 30, 2002, we removed this case to federal court where it was pending in the United States District Court for the Central District of California, in Santa Ana.

On November 6, 2002, we filed a motion to dismiss SimpleTech’s complaint. On November 14, 2002, SimpleTech amended its complaint. On December 4, 2002, we filed a motion to dismiss SimpleTech’s amended complaint. On January 8, 2003, the Court ordered that SimpleTech’s claims under the California Unfair Trade Practices Act, the Sherman Antitrust Act, and common law unfair competition be dismissed. On January 27, 2003, the judge dismissed the remainder of SimpleTech’s complaint for lack of prosecution. On January 31, 2003 SimpleTech sought to reinstate its complaint. On February 14, 2003, the Court agreed to set aside its dismissal after imposing a monetary sanction on SimpleTech. On June 17, 2003, we filed a motion for summary judgment and for sanctions against SimpleTech under Rule 11 of the Federal Rules of Civil Procedure. On August 11, 2003, the Court granted summary judgment in favor of Lexar on SimpleTech’s trade libel and related claims. Based on the Court’s decision, all of SimpleTech’s claims against Lexar have now been dismissed.

On March 20, 2003, we filed an answer and counterclaim for patent infringement. In our counterclaim, we allege that SimpleTech’s sale of flash memory products infringes our U.S. Patent No. 5,479,638. We are seeking damages as well as an injunction against SimpleTech. A scheduling conference was held on May 5, 2003 and the Court subsequently issued an order setting an anticipated trial date of April 2004.

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

Note 10—Related Party Transactions

During the second quarter of 2002, four individuals, including three Section 16 officers, our President and Chief Executive Officer, our Executive Vice President, Engineering and Chief Technology Officer and our Chairman of the Board of Directors, repaid an aggregate of $2.5 million in outstanding principal and interest due under promissory notes held by us related to stock option exercises and other receivables from stockholders by tendering to us an aggregate of 825,116 shares of our common stock. The stock was valued at the fair market value on the date each individual tendered his shares, which ranged from $3.00 to $3.11 per share. The weighted average value was $3.08 per share.

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

Overview

We design, develop and market high-performance digital media that we market as digital film as well as other flash-based storage products for consumer markets that utilize portable media for the capture and retrieval of digital content. To address the growing market for compact digital data and media storage solutions, we market our JumpDrive™ products, high-speed portable Universal Serial Bus, or USB, flash drives for consumer applications that serve a variety of uses including floppy disk replacement. We also market a variety of connectivity products that link our media products to PCs and other electronic devices. Digital media sales comprised 92.8% of our gross revenues for first six months of 2003. We also license our proprietary controller technology and sell controllers to other manufactures of flash storage media to address markets adjacent to digital photography.

Our digital film products enable customers to capture digital images and download them quickly to a personal computer for editing, distributing and printing. We offer flash cards in all major media formats currently used by digital cameras and other electronic devices such as: CompactFlash, Memory Stick, Memory Stick PRO, SmartMedia, Secure Digital Card, MultiMedia Card and the xD Picture Card; Of these formats, we currently manufacture CompactFlash and Memory Stick, and we plan to manufacture additional formats in the fourth quarter of 2003. In manufacturing our CompactFlash and Memory Stick flash cards, we combine flash memory from leading suppliers with our patented controller technology. A controller determines, among other things, the manner in which data is written to and read from the flash memory and is important in determining the overall performance of the flash card. We believe our high-performance CompactFlash cards can record data faster than other CompactFlash cards. This performance advantage is particularly noticeable when used in advanced digital cameras that take advantage of our digital film’s write speed, or the rate at which our digital film can capture a digital image. In addition, our Write Acceleration “WA” technology is designed to provide additional performance advantages when enabled by firmware residing in both the camera and CompactFlash card. When a WA enabled camera detects a WA enabled card, the two are able to transfer data with less overhead, thereby increasing write speed. Our WA enabled CompactFlash digital film is currently compatible with certain WA enabled Kodak Professional, Nikon, Pentax, Sanyo and Sigma digital cameras. Our digital film is compatible with substantially all digital cameras, including those manufactured by Agfa, Canon, Casio, Epson, Fuji, Hewlett-Packard, Kodak, Konica, Minolta, Nikon, Olympus, Pentax, Polaroid, Ricoh, Sanyo, Sigma, Sony and Yashica.

Our JumpDrive product line consists of portable data storage devices that allow customers to easily store, transfer and carry data through a USB connection. We currently manufacture all of our JumpDrive products. We introduced and began generating revenue from our JumpDrive products during 2002, and we have recently introduced JumpDrive 2.0 Pro, JumpDrive Trio and JumpDrive Secure. JumpDrive 2.0 Pro is a high capacity, high speed USB 2.0 compliant version of JumpDrive. JumpDrive Trio can connect a user’s Memory Stick, Memory Stick PRO, Secure Digital Card or MultiMedia Card directly to the USB port. JumpDrive Secure is a rugged portable USB storage device with encrypted password protected security software for PCs and Macs, which is designed to protect data from unauthorized access. We intend to continue to expand our JumpDrive product line during the second half of 2003.

Our digital media reader/writers are products that facilitate the transfer of digital images and other data files to personal computers and other devices without a direct connection to the digital camera. Our JumpShot cable connects the USB port to our USB-enabled CompactFlash digital media to quickly and easily transfer images and other data files.

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

Revenues.    We generate revenues primarily from the sale of digital media and connectivity products to end-users through mass market, photo and OEM channels. During 2002 and the first half of 2003, we significantly increased our presence in the mass-market channel by significantly increasing the number of retail storefronts in which our products are sold by our customers. Our products were sold in more than 40,000 retail stores worldwide at the end of the second quarter of 2003, which represents an increase of more than 9,000 storefronts from the end of 2002 and an increase of approximately 28,000 storefronts from the end of 2001. As is common practice in the mass-market channel, we offer our customers various programs and incentive offerings, including price protection, market development funds and cooperative marketing programs, rebates and other discounts. We also generate revenues from the sales of our controllers to flash storage manufacturers. We generate license and royalty revenues under license agreements, primarily with Samsung. The license payments from Samsung are fixed through the first eight quarters of the agreement through March 31, 2004 and become variable thereafter. We may not realize any additional royalties from Samsung when the royalties become variable on April 1, 2004. Variable royalty obligations depend on a number of factors, including which flash products Samsung manufactures and sells and in what volumes, as well as our relative market shares and our aggregate purchases from Samsung

We sell our products to certain customers on a consignment basis. As a result, our inventory balances included amounts for consigned inventory. Carrying higher levels of consigned inventory may result in additional operational costs. To date, additional operating costs associated with our consigned inventories have not been significant.

A majority of our sales have been to a limited number of customers. For the six months ended June 30, 2003 and 2002, our top 10 customers accounted for 60.3% and 69.6% of our gross revenues, respectively. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for at least the next several years.

Product sales in North America have accounted for the majority of our total net revenues. For the six months ended June 30, 2003 and 2002, net product revenues in North America represented approximately 70.7% and 63.3% of our total net revenues, respectively.

Cost of Revenues.    Our cost of product revenues consists primarily of materials costs, with flash memory accounting for a majority of those costs. We maintain relationships with key suppliers. We have an agreement with Samsung Electronics, Co., Ltd. under which it has become our primary supplier of flash memory and has guaranteed that we will have access to a portion of its available production capacity. The cost of flash memory decreased significantly in 2001 and decreased again, more moderately, in 2002. During the first six months of 2003 there were significant cost declines. We expect cost declines to be more moderate during the remainder of 2003. However, it is possible that if flash memory is in short supply, our costs could increase. In addition, cost of product revenues includes expenses related to materials procurement, inventory management, other overhead expenses and adjustments.

Research and Development.    Our research and development expenses include salaries and related expenses for research and development personnel, fees for outside consultants, patent development and registration costs and prototype development and materials costs. We believe that continued investment in research and development is important to enable us to attain our strategic objectives and we therefore expect research and development expenses to increase during the remainder of 2003.

Sales and Marketing.    Our sales and marketing expenses include salaries and related expenses for sales and marketing personnel, advertising, customer service, technical support, distribution and travel and trade show expenses. We expect sales and marketing expenses to vary during 2003 primarily in conjunction with changes in sales volumes throughout the year.

General and Administrative.    Our general and administrative expenses include salaries and related expenses for executive, administrative and operational personnel, fees for professional services and other corporate expenses. During 2003, we expect to increase our efforts to protect our intellectual property rights and license our technology to those companies that we believe infringe our intellectual property. We expect that this will result in increased legal expenses during the remainder of 2003.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition, including price protection, rebates and customer programs; and

•	Valuation allowances and accrued liabilities, including sales returns and other allowances, the allowance for doubtful accounts, deferred tax valuation allowances and inventory write-downs.

Revenue Recognition

Product revenues

We derive our revenues primarily from sales of our digital media products, which include flash memory products, controllers and connectivity products. As discussed below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

We sell products to distributors, retailers, OEMs and end users. Certain customers have return rights. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. At the time revenue is recorded, we record estimated reductions to product revenue based upon our historical experience and customer sales incentive programs, including product returns, special pricing agreements, price protection, promotions and other volume-based incentives. In order to make such estimates, we analyze historical returns, current economic conditions, customer demand and any relevant specific customer information. For certain customers where we are unable to reasonably estimate the level of returns or other revenue allowances, revenues and the costs of revenues are deferred until these customers have sold the product to their customers. Should our ability to estimate, based on these various factors, change, this could have a significant impact on our revenue recognition, potentially reducing revenue in the period of such change.

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

Deferred tax valuation allowance

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes, which involves estimating our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes, such as deferred revenue. These differences have resulted in a net deferred tax asset. Our judgment is required to assess the likelihood that the net deferred tax asset will be recovered from future taxable income. We have determined that it is more likely than not that the net deferred tax asset will not be realizable. Accordingly, a full valuation allowance has been recorded against the net deferred tax asset. In the event management determines it is more likely than not that the net deferred tax asset will be realizable in the future, an adjustment to the deferred asset valuation allowance would increase income except for the amount attributable to certain stock option deductions, which would be recorded as an increase in additional paid-in capital.

Other valuation allowances and accrued liabilities

We also maintain accruals and allowances for price protection, market development funds and cooperative marketing programs, rebates and other discounts. We incurred sales related discounts of $22.6 million and $8.1 million during the six-month periods ended June 30, 2003 and 2002, respectively. At June 30, 2003 and December 31, 2002, we had related accruals and allowances of $15.8 million and $13.6 million, respectively. Price protection, market development funds and cooperative marketing programs, rebates and other discounts are provided for at the time the associated revenue is recognized. If market conditions were to change adversely, we may take actions to increase our customer incentive offerings, which could result in increased accruals and allowances for these programs. Historically, warranty expenses have not been material. In the event that a problem is identified that would result in the need to replace a product or products on a large scale, such an event may have a material adverse effect on our operating results and financial position.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. At June 30, 2003 and December 31, 2002, we had an allowance for doubtful accounts of $0.7 million and $1.3 million, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

From inception through December 31, 2001, we incurred substantial losses and negative cash flow from operations and, as of June 30, 2003, we had an accumulated deficit of $120.5 million. Since December 31, 2001, we have recorded net income of $15.3 million and cash from operating activities of $7.5 million. We believe that our available cash resources of $44.8 million, at June 30, 2003, together with anticipated revenues from our operations and funds available under our bank and vendor credit facilities will be sufficient to finance our operating activities throughout at least the next twelve months at our current operating levels.

Results of Operations

The following table sets forth our statement of operations data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net revenues:
Product revenues	94.7%	86.4%	93.6%	86.4%
License and royalty revenues	5.3%	13.6%	6.4%	13.6%

Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of product revenues	73.0%	74.2%	73.1%	73.1%

Gross margin	27.0%	25.8%	26.9%	26.9%

Operating expenses:
Research and development	2.2%	4.1%	2.7%	4.6%
Sales and marketing	9.6%	11.1%	9.7%	11.9%
General and administrative	5.9%	7.5%	5.8%	7.7%

Total operating expenses	17.7%	22.7%	18.2%	24.2%

Income from operations	9.3%	3.1%	8.7%	2.7%
Other income (expense):
Interest and other expense	(0.2)%	(0.6)%	(0.2)%	(0.7)%
Interest and other income	0.1%	0.3%	0.2%	0.3%
Foreign exchange gain (loss), net	(0.0)%	1.1%	(0.0)%	0.3%

Total other income (expense)	(0.1)%	0.8%	(0.0)%	(0.1)%

Income before income taxes	9.2%	3.9%	8.7%	2.6%
Income taxes	0.6%	0.0%	0.4%	8.4%

Net income (loss)	8.6%	3.9%	8.3%	(5.8)%

Revenues

Total net revenues for the second quarter of 2003 increased $47.5 million, or 140.0%, to $81.5 million from $34.0 million for the second quarter of 2002. During the second quarter of 2003, gross revenues from two customers each represented greater than 10% of our gross revenues.

Product revenues comprised 94.7% and 86.4% of total net revenues for the quarters ended June 30, 2003 and 2002, respectively. Product revenues for the quarter ended June 30, 2003 increased $47.8 million, or 163.0%, to $77.2 million from $29.3 million in the quarter ended June 30, 2002. The increase in product revenue for the comparative three-month periods was primarily the result of a 107% increase in digital media units sold due to significantly increased demand in the retail and OEM channels and a 93% increase in average capacity per digital media unit sold. These increases were partially offset by a 30% decline in our average selling price per megabyte of digital media. During the quarter ended June 30, 2003, we derived 77.0%, 12.1% and 7.0% of our product revenues from sales to customers in North America, Europe and Japan, respectively. During the quarter ended June 30, 2002, we derived 68.3%, 14.5% and 15.5% of our product revenues from sales to customers in the North America, Europe and Japan, respectively.

Product revenues comprised 93.6% and 86.4% of total net revenues for the six months ended June 30, 2003 and 2002, respectively. Product revenues for the six months ended June 30, 2003 increased $73.2 million, or 134.9%, to $127.4 million from $54.2 million during the six months ended June 30, 2002. The increase in product revenue for the comparative six-month periods was primarily the result of a 99% increase in digital media units shipped due to significantly increased demand and a 74% increase in average capacity per digital media unit sold. These increases were partially offset by a 28% decline in our average selling price per megabyte of digital media. During the six months ended June 30, 2003, we derived 75.6%, 13.1% and 7.6% of our product revenues from sales to customers in North America, Europe and Japan, respectively. During the six months ended June 30, 2002, we derived 73.2%, 12.2% and 12.1% of our product revenues from sales to customers in the North America, Europe and Japan, respectively. We sell our controllers as a stand-alone product to flash media manufacturers and license this technology to OEMs. We anticipate that our product revenues will continue to increase in the second half of 2003.

We generate license and royalty revenues from agreements, primarily from Samsung, under which we license the use of our patents or trademarks. Our license and royalty revenues, which comprised 5.3% and 13.6% of total net revenues during the quarters ended June 30, 2003 and 2002, respectively, decreased 6.2% to $4.3 million during the quarter ended June 30, 2003 from $4.6 million during the quarter ended June 30, 2002. License and royalty revenues comprised 6.4% and 13.6% of total net revenues for the six months ended June 30, 2003 and 2002, respectively and increased $0.2 million or 2.0% to $8.7 million from $8.5 million during the first six months of 2002. The royalty revenue from Samsung is fixed through March 31, 2004 and becomes variable thereafter. We may not realize any additional royalties from Samsung when the royalties become variable on April 1, 2004. Variable royalty obligations depend on a number of factors, including which flash products Samsung manufactures and sells and in what volumes, as well as our relative market shares and our aggregate purchases from Samsung. We will continue to seek new licensing opportunities.

Cost of product revenues

Cost of product revenues increased 136.3% to $59.5 million for the quarter ended June 30, 2003 from $25.2 million for the quarter ended June 30, 2002. The increase in cost of product revenues was primarily the result of a 107.1% increase in the number of digital media units sold due to significantly increased demand and a 92.9% increase in the average capacity per digital media unit sold. These factors were partially offset by a significant decline in our product costs compared to our product costs during the quarter ended June 30, 2002. Cost of product revenues increased 116.9% to $99.5 million for the six months ended June 30, 2003 from $45.9 million for the first six months ended June 30, 2002. The increase in cost of product revenues was primarily the result of a 98.9% increase in the number of digital media units sold due to significantly increased demand and a 74.3% increase in the average capacity of flash card products sold. These factors were partially offset by a significant decline in our product costs compared to our product costs during the six months ended June 30, 2002.

Gross margin

Gross product margin increased during the quarter ended June 30, 2003 to 22.9%, as compared to 14.1% during the quarter ended June 30, 2002. This improvement was primarily the result of a significant decline in our product costs, partially offset by a 30.4% decline in our average selling price per megabyte of digital media and increases in sales related discounts to $12.9 million, or 14.3% of gross product revenue, during the quarter ended

June 30, 2003 compared to sales related discounts of $4.2 million, or 12.6% of gross product revenue, during the quarter ended June 30, 2002. Gross product margin increased during the six months ended June 30, 2003 to 21.9%, as compared to 15.4% during the six months ended June 30, 2002. This improvement was primarily the result of a significant decline in our product costs, partially offset by a 28.1% decline in our average selling price per megabyte of digital media and increases in sales related discounts to $22.6 million, or 15.1% of gross product revenue, during the six months ended June 30, 2003 compared to sales related discounts of $8.1 million, or 12.9% of gross product revenue, during the six months ended June 30, 2002.

We generally have higher gross margins on products we manufacture compared with products we purchase and resell. Products we purchase and resell have increased as a percentage of our total net revenues. Until we begin to manufacture such products ourselves, we expect that products that we purchase and resell will continue to increase as a percentage of our total revenues, which would have an adverse affect on our gross product margin. We expect to begin the manufacture of additional flash card formats during the fourth quarter of 2003.

Operating expenses

Research and Development.    For the second quarter of 2003, research and development expenses increased to $1.8 million, or 2.2% of total net revenues, from $1.4 million, or 4.1% of total net revenues, for the second quarter of 2002. The increase in research and development expenses in the second quarter of 2003 was primarily due to an approximately $0.3 million increase in compensation costs related to new product development. The decline in research and development expenses as a percentage of revenue in the second quarter of 2003 was primarily due to the 140.0% increase in total net revenues, partially offset by the effect of the 27.0% increase in research and development costs, as compared to the second quarter of 2002. For the first six months of 2003, research and development expenses increased 28.2% to $3.7 million, or 2.7% of total net revenues, from $2.8 million, or 4.6% of total net revenues, for the fist six months of 2002. The increase in research and development expenses in the first six months of 2003 was primarily due to an approximate $0.7 million increase in compensation costs related to new product development. The decline in research and development expenses as a percentage of revenue in the first six months of 2003 was primarily due to the 116.9% increase in total net revenues, partially offset by the effect of the 28.2% increase in research and development costs, as compared to the first six months of 2002. We expect research and development expenses to increase in 2003 due to increased headcount and product development costs.

Sales and Marketing.    Sales and marketing expenses for the second quarter of 2003 increased to $7.8 million, or 9.6% of total net revenues, as compared to $3.8 million, or 11.1% of net revenues, for the second quarter of 2002. The increase in sales and marketing expenses was primarily due to a $1.9 million increase in market development and tradeshow activities, an increase of $1.0 million in freight and fulfillment costs and an increase of $0.7 million in compensation costs, including commissions. The decline in sales and marketing expenses as a percentage of revenue in the second quarter of 2003 was primarily due to the 140.0% increase in total net revenues, partially offset by the effect of the 107.6% increase in sales and marketing costs as compared to the second quarter of 2002. Sales and marketing expenses for the first six months of 2003 increased to $13.2 million, or 9.7% of total net revenues, as compared to $7.5 million, or 11.9% of net revenues, for the first six months of 2002. The increase in sales and marketing expenses was primarily due to a $2.7 million increase in market development and tradeshow activities, an increase of $1.2 million in freight and fulfillment costs and an increase of $1.1 million in compensation costs, including commissions. The decline in sales and marketing expenses as a percentage of revenue in the second quarter of 2003 was primarily due to the 116.9% increase in total net revenues, partially offset by the effect of the 76.6% increase in sales and marketing costs as compared to the second quarter of 2002. We expect sales and marketing expenses to increase in relation to anticipated revenue growth.

General and Administrative.    General and administrative expenses for the second quarter of 2003 increased to $4.8 million, or 5.9% of total net revenues, as compared to $2.6 million, or 7.5% of net revenues, for the second quarter of 2002. The increase in general and administrative costs in the second quarter of 2003 was primarily due to a $1.2 million increase in legal expenses, primarily in connection with our efforts to protect our intellectual property, and a $0.8 million increase in compensation expenses. The decline in general and administrative expenses as a percentage of revenue in the second quarter of 2003 was primarily due to the 140.0% increase in total net revenues, partially offset by the effect of the 89.1% increase in general and administrative costs as compared to the second quarter of 2002. General and administrative expenses for the first six months of 2003 increased to $7.9 million, or 5.8% of total net revenues, as compared to $4.9 million, or 7.7% of net revenues, for the first six months of 2002. The increase in general and administrative costs in the first six months of 2003 was primarily due to a $1.8 million increase in legal expenses, primarily in connection with our efforts to protect our intellectual property, and a $0.9 million increase in compensation expenses. The decline in general and administrative expenses as a percentage of revenue in the first six months of 2003 was primarily due to the 116.9% increase in total net revenues, partially offset by the effect of the 63.2% increase in general and administrative costs as compared to the first six months of 2002. We expect general and administrative expenses will continue to increase moderately in relation to anticipated revenue growth. If additional litigation were filed against us, or our legal fees increase beyond our current expectations, our general and administrative expenses could increase significantly.

Other Income (Expense)

Other income and expenses for the second quarter of 2003 decreased to an expense of $0.1 million from income of $0.3 million for the second quarter of 2002. This decrease was primarily due to the effect of foreign exchange hedging activity in place during the second quarter of 2003 that was not in place during the second quarter of 2002, as well as an increase in other miscellaneous non-operating income and interest income, which was partially offset by a decrease in interest expense as a result of having no borrowings during the second quarter of 2003. Other income and expenses for the first six months of 2003 decreased to $9,000 in expense from $46,000 in income for the first six months of 2002. This decrease was primarily due to a decrease in interest expense as a result of having lower average debt balances during the first six months of 2003, a decrease in net foreign exchange gains and losses primarily due to hedging activities in place during the second quarter of 2003, and an increase in other miscellaneous non-operating income and interest income.

Income Taxes

Income tax expense for the second quarter of 2003 was $0.4 million, or 0.6% of total net revenues, compared to no income tax expense for the second quarter of 2002. This increase in income tax expense for the second quarter of 2003 relates primarily to taxable operations in foreign jurisdictions and state income taxes and alternative minimum taxes in the US. Income tax expense for the first six months of 2003 was $0.5 million, or 0.4% of total net revenues, compared to income tax expense of $5.3 million, or 8.4% of total net revenues for the first six months of 2002. Income tax expense for the first six months of 2002 included $5.2 million, representing foreign taxes withheld from a license prepayment.

Liquidity and Capital Resources

Net cash provided by operating activities was $5.9 million for the six months ended June 30, 2003 as compared to $12.9 million for the six months ended June 30, 2002. Non-cash charges for the 2003 period included $0.7 million of depreciation and amortization, $0.4 million of amortization of stock-based compensation, and $0.4 million of tax benefit from employee stock plans. Decreases in working capital for the period included a $4.6 million increase in net accounts receivable, resulting primarily from increased sales volume, and increases in net inventory of $8.7 million due to increased inventory purchases to support growing sales volume, and increases in prepaid expenses and other assets of $2.2 million primarily due to prepaid inventory purchases. Additionally, in the first six months of 2003, deferred license revenue and product margin decreased by $6.1 million, which was attributable to $8.7 million in amortization of prepaid license and royalty fees and was partially offset by a $2.6 million increase in deferred product margin. These decreases in working capital were partially offset by increases in accounts payable and accrued liabilities of approximately

$14.8 million, primarily related to inventory purchases and increases of approximately $1.6 million in accrued price protection, rebates and market development funds resulting from the significant price decreases and sales volume increases during the first six months of 2003. Non-cash charges for the 2002 period included $0.9 million of amortization of stock-based compensation and $0.6 million of depreciation and amortization. During the first half of 2002, our cash position from operations was favorably impacted by an increase in deferred revenue of $26.2 million, which was primarily attributable to prepayment of fixed royalties and licensing fees from Samsung and increases in accounts payable and accrued liabilities of $4.5 million due primarily to inventory purchases. This favorable impact was partially offset by increases in accounts receivable of $11.8 million due to increased sales volume, increases in inventories of $3.2 million and increases in prepaid expenses and other assets of $0.7 million.

Net cash used in investing was approximately $0.8 million and $1.1 million for the first six months of 2003 and 2002, respectively. Expenditures in both periods were for purchases of property and equipment.

Net cash used in financing activities was $7.7 million for the six months ended June 30, 2003. During the first quarter of 2003, we repaid the $14.6 million owed under our credit facility with Greater Bay Bank. On April 3, 2003, we entered into a new credit facility with Silicon Valley Bank. Our agreement with Silicon Valley Bank provides for advances of up to $25 million. Of this amount, $10 million is available on a non-formula basis and the remaining $15 million is available based upon 75% of the amount of eligible receivables. All advances under this facility are to be secured by our assets. Interest is payable on borrowings at the bank’s prime rate of 4.25% plus 0.5%, which was 4.75% as of June 30, 2003. We are required to maintain certain financial covenants over the term of the credit facility, which expires on April 2, 2005. At June 30, 2003, we had no borrowings outstanding under this credit facility. Proceeds from exercise of stock options and warrants and issuance of stock under employee stock purchase plans during the first six months of 2003 were $4.5 million. Net cash provided by financing activities was $8.4 million for the six months ended June 30, 2002 and was primarily the result of debt proceeds of $20.6 million related to the credit facility with Greater Bay Bank, offset by debt repayments of $12.7 million and net proceeds from equity transactions of $0.4 million.

From inception through December 31, 2001, we incurred substantial losses and negative cash flow from operations and, as of June 30, 2003, we had an accumulated deficit of $120.5 million. Since December 31, 2001, we have recorded net income of $15.3 million and cash from operating activities of $7.5 million. We believe that our available cash resources of $44.8 million, at June 30, 2003, together with anticipated revenues from our operations and funds available under our bank and vendor credit facilities will be sufficient to finance our operating activities throughout the next twelve months at our current operating levels.

The following is a table outlining our contractual obligations and commercial commitments at June 30, 2003:

	Payments due by period (in thousands)
	Total amount committed	Less than 1 year	1–3 years	4–5 years	After 5 years
Contractual obligations:
Operating leases (net of sublease income)	$1,339	$750	$589	$—	$—
Unconditional purchase obligations	1,700	1,700	—	—	—

Total contractual obligations	3,039	2,450	589	—	—

Other commercial commitments:
Standby letters of credit	5,000	5,000	—	—	—

Total contractual obligations and commercial commitments	$8,039	$7,450	$589	$—	$—

Recent accounting developments

In November 2002, the FASB issued FASB Interpretation, or FIN, No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure provision of FIN No. 45 for the year ended December 31, 2002. We provide warranties that range from one year for card readers to limited lifetime warranties for our professional products. Warranty costs are the costs to rework or scrap returned inventories. We have historically experienced minimal warranty costs. The impact of the recognition and measurement provisions of FIN No. 45 did not have any impact on our financial position, results of operations, or cash flows for the three and six-month periods ended June 30, 2003.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 did not have a material impact on our financial position, results of operations, or cash flows for the three and six-month periods ended June 30, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire our stock. We adopted the annual disclosure provisions of SFAS No. 148 in our financial report for the year ended December 31, 2002 and have adopted the interim disclosure provisions for quarterly financial reports starting in the quarter ended March 31, 2003. The adoption of this standard involves disclosures only and did not have a material impact on our financial position, results of operations, or cash flows for the three and six-month periods ended June 30, 2003.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We did not have any variable interest entities, as defined under FIN No. 46, for the three and six month periods ended June 30, 2003 and we do not expect to have any in the future. Accordingly, the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows for the three and six-month periods ended June 30, 2003.

In April 2003, the FASB issued Statement of Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under Statement of Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133, (ii) in connection with other FASB projects dealing with financial instruments, and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS 149 will be applied prospectively. We do not believe that the adoption of SFAS No. 149 will have a material impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued Statement of Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We did not have any financial instruments with characteristics of both liabilities and equity, as defined under SFAS No. 150, for the three and six month periods ended June 30, 2003 and we do not expect to have any in the future, accordingly, we do not believe that the adoption of this Statement will have a material impact on our financial position, cash flows or results of operations.

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

Our operating results and gross margins may vary significantly in the future based on a number of factors related to our industry and the markets for our products. We will have little or no control over many of these factors and any of these factors could cause our operating results and gross margins, and consequently the price of our common stock, to fluctuate significantly. These factors include, among others:

•	competitive pricing pressures;

•	the rate of growth of the market for digital cameras and digital film;

•	fluctuation in demand for our products, including seasonal demand for our products and the volume and timing of potential retail customer and distributor orders;

•	the availability of flash memory, particularly flash memory that meets our technological requirements;

•	the amount of price protection, volume incentive rebates, discounts, market development funds, cooperative advertising payments and other concessions and discounts that we may need to provide to some of our customers due to competitive pricing pressures;

•	increases in the price of flash memory;

•	availability of sufficient silicon wafer foundry capacity and product components to meet customer demand;

•	our ability to estimate revenue reserves for product sales to certain customers;

•	the timing and amount of expenses related to obsolescence and disposal of excess inventory and the difficulty of forecasting and managing our inventory levels;

•	the timing and amount of any reductions in the average selling prices of our products and services;

•	the mix of business between retail, OEM and licensing;

•	the difficulty of forecasting sell-through rates of our products and their impact on inventory levels at our distributors and customers, which may result in additional orders being delayed or reduced and inventory being returned;

•	price reductions in key components, such as flash memory, could result in reduced margins when selling products that include previously purchased components held in inventory;

•	increases in costs charged by our component or card suppliers or the failure of our suppliers to decrease the prices they charge to us when industry prices decline;

•	the timing and amount of orders and cancellations from existing and new customers;

•	the announcement or introduction of products and technologies by competitors;

•	the timing and manner of revenue recognition for any given customer, including the deferral of revenue from new customers until the product is sold to their customers or changes in our ability to estimate appropriate reductions in product revenue based upon historical experience which may lead to the deferral of revenue until product is sold to their customers;

•	any lessening or decline in the trend of sequential increases of the capacity per unit sold of digital storage media;

•	competing flash card standards, which displace the standards used in our products;

•	shortages of components such as capacitors and printed circuit boards required for the manufacturing of our products;

•	exchange rate fluctuations, particularly the U.S. dollar to British pound and Japanese yen and the British pound to Euro exchange rates;

•	commencement of or involvement in litigation;

•	potential product quality problems which could raise return or rework costs; and

•	whether we can sell controllers in the volumes and at the prices we anticipate.

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

We primarily depend upon Samsung for our flash memory, and if Samsung is unable to provide us with sufficient quantities of flash memory in a timely manner and remain technologically competitive and competitive on its price and sales terms, or if Samsung were to reduce or eliminate our credit terms, we would not be able to manufacture and deliver digital media to our customers in accordance with their volume, price and schedule requirements, or we would have to seek alternate suppliers or additional financing.

As a result of the supply agreement we entered into with Samsung in April 2001, it has become our primary supplier of flash memory, which is the primary cost of our digital media. We expect that the demand for flash memory over the remainder of this year and continuing into next year will be substantially greater than the supply of flash memory due to the increasing demand for digital cameras, increased use of flash memory in cellular phones and other digital consumer products, such as USB flash drives, as well as reduced yields as NAND manufacturers phase to smaller flash geometries. Shortages of flash memory now exist. If we are unable to obtain sufficient quantities of flash memory from Samsung or, if necessary, from another flash memory supplier in a timely manner and at competitive prices, we would not be able to manufacture and deliver flash memory products to satisfy our customers’ requirements. Because we now obtain and will likely obtain most of our flash memory from Samsung for the foreseeable future, our relationships with other flash suppliers are not as strong as they may have been in the past. Other flash suppliers may not be able to supply our flash memory needs if we cannot obtain adequate supplies from Samsung. Even if we are able to obtain flash memory in sufficient volumes and on schedules that permit us to satisfy our delivery requirements, we cannot assure you that the prices charged by these suppliers will enable us to compete effectively in our market. If we are unable to satisfy the requirements of our customers or supply digital media to them in the volumes they request, they will likely reduce future orders or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. If we are unable to obtain flash memory at economical prices, our gross margins would decline unless we could raise the prices of our products in a commensurate manner or offset the cost increases elsewhere. The existing competitive conditions may not permit us to do so, which would adversely impact our revenues and gross margin.

In addition, if Samsung does not offer us prices, sales terms and credit terms that are sufficient to meet our growing needs, we might have to seek alternate suppliers or additional financing. Furthermore, if Samsung is unable to ensure that its flash memory is technologically and price competitive or has any interruptions in shipment for any reason, we may also be unable to satisfy our customers’ requirements. For example, Samsung is emphasizing smaller flash geometries over multi-level cell technology. If multi-level cell technology can be manufactured in volume at high yields, it could offer significant cost advantages over single-level cell technologies. If we are unable to satisfy the requirements of our customers, they may reduce any future orders or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. Samsung has also publicly announced that it will be directly entering the retail market for flash memory cards, making it a direct competitor to us. Samsung and many other potential suppliers of flash memory are located in Asia, a region that has been, and in the future may be, affected by economic and political instability that could adversely affect the price and supply of flash memory.

The solid-state storage market is evolving and we may not have rights to manufacture and sell certain types of digital film formats or we may be forced to pay a royalty to sell digital film in these formats. Future digital film formats may not use our core technology.

Many new digital cameras and other consumer devices now use emerging flash memory formats such as the Secure Digital Card or the xD Picture Card formats, which we do not currently manufacture and do not have rights to manufacture. The Secure Digital Card, for example, was introduced by a consortium consisting of SanDisk, Matsushita and Toshiba. The consortium charges license fees to other companies that want to manufacture this product. The Secure Digital Card and the xD Picture Card have rapidly gained broad consumer acceptance. This will likely result in a decline in demand, on a relative basis, for other products that we manufacture such as CompactFlash cards. We currently source such products from third parties. We generally have higher gross margins on products we manufacture compared with products we purchase and resell. Products we purchase and resell have increased as a percentage of our total net revenues. Until we begin to manufacture such products ourselves, we expect that products that we purchase and resell will continue to increase as a percentage of our total revenues, which will have an adverse affect on our gross product margin. We expect to begin the manufacture of additional flash card formats during the fourth quarter of 2003, though we may be unable to secure licensing arrangements that give us the right to manufacture these new or other future formats at reasonable rates or at all. If we are not able to supply all flash card formats at competitive prices or if we were to have product shortages, our margins would be adversely impacted and our customers would likely cancel orders or seek other suppliers to replace us.

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

If we are unable to generate increased revenue from licensing our intellectual property, our gross margins would be negatively impacted and we may have difficulty sustaining profitability.

We have historically derived the substantial majority of our licensing revenue from a limited number of sources. We believe, however, that our future growth and ability to sustain profitability may depend on our ability to protect and license our intellectual property. If we fail to generate significant licensing revenues from these activities or increase the revenues we derive from our higher margin controller sales, we may not grow our revenues and margins as planned and we may have difficulty sustaining profitability. In March 2002, we terminated our prior license agreement with Samsung and executed a new license agreement that renewed and extended the prior license. Under this new agreement, Samsung prepaid fixed royalties due under the prior license agreement at a 5% discount rate. Samsung also paid additional licensing fees for expanded rights to license our technology. The license payments are fixed through the first eight quarters of the agreement through March 31, 2004 and become variable thereafter. Whether we will be paid any royalties under the variable royalty obligations depends on a number of factors, including which flash products Samsung manufactures and sells and in what volumes, as well as our relative market shares and our aggregate purchases from Samsung. We cannot assure you that we will be paid any amounts in variable royalties and we may earn no variable royalties whatsoever. The agreement also includes terms that allow either party to terminate the agreement in the event of the other party’s breach of the agreement or bankruptcy. If our licensing revenue declines, our revenues and gross margins and earnings will be significantly negatively impacted and we may have difficulty sustaining profitability. We have been in negotiations and have initiated litigation with other companies in order to further expand our licensing revenue, but there can be no assurance that we will be successful in these efforts.

If we are unable to continue to develop, competitively market and sell our JumpDrive portable flash storage product line our revenues, gross margins and profitability would be negatively impacted.

We have recently derived a significant portion of our revenues and gross margin from sales of our JumpDrive flash storage products. We believe that the market for flash storage will become increasingly competitive and if we cannot continue to develop, market and sell these products our revenues, gross margins and profits may decline.

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop or enhance our products, expand our operations or respond to competitive pressures.

We had approximately $44.8 million in available cash and cash equivalents as of June 30, 2003. We currently anticipate that this amount, together with funds available under our bank and vendor credit facilities, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months at our current operating levels. However, we might need to raise additional funds prior to the expiration of this period to fund additional growth, if we do not realize our expectation of continued operating income and incur operating losses that deplete our working capital, or if we are unable to maintain our existing credit facilities, including credit extended to us from our suppliers. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing shares of common stock, preferred stock, debt securities, or warrants or otherwise, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to maintain our product development schedule, respond to competitive pressures or grow our business.

Increased competition in the digital media market may lead to a decrease in our revenues and market share.

We currently compete in an industry characterized by intense competition, supply shortages, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. Our existing competitors include many large domestic and international companies that have longer operating histories and greater brand name recognition, greater access to flash memory, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with retailers, OEMs and end users. As a result, these competitors may be able to better absorb price declines, ensure more stable supply, adapt more quickly to new or emerging technologies or devote greater resources to the promotion and sale of their products than we may. Ultimately, this may lead to a decrease in our sales and market share.

Our primary competitors are companies that sell flash media into the mass market, photo and OEM channels. Many of these companies are manufacturers with both controller and flash memory capabilities, such as Micron, Renesas (a recent joint venture between Hitachi and Mitsubishi), Samsung, SanDisk and Toshiba. Samsung has recently begun to sell flash cards in larger volumes to third parties, including to our competitors, and has publicly announced its intention to sell flash cards directly to retail customers. Renesas has recently made several announcements that suggest that it has increased its commitment to flash memory. SanDisk and Toshiba jointly develop and manufacture high-performance flash memory. Because flash memory represents a significant portion of the cost of flash media, SanDisk may have a competitive advantage in that it has access to high-capacity flash memory at prices that may be substantially below the prices that Samsung will charge.

We also face significant competition from manufacturers or card assemblers and resellers that either resell flash cards purchased from others or assemble cards from controllers and flash memory chips purchased from companies such as Renesas or Toshiba, into flash cards. These companies, include Crucial, Dane-Elec, Delkin Devices, Eastman Kodak, Feiya Corporation, Fuji, Hagiwara, Hewlett Packard, I/O Data, Infineon, Kingston Technology, M-Systems, Matsushita, Memorex, Memory Plus, Micron, PNY, PQI, Pretec, Ritek, Samsung, Silicon Storage Technology, Silicon Tek, Simple Technology, SMART Modular Technologies, Sony, TDK, Transcend, Viking Components and many others.

An increasing number of companies are manufacturing their own controllers, including KTC, SanDisk, Silicon Storage Technologies (SST), Solid State System Co. Ltd. (3-S), and a number of other companies. Such companies either combine their controller with flash memory from third parties to manufacture their own flash cards or sell their controllers to third parties who use them to assemble flash cards. Additionally, major semiconductor companies such as Infineon, Renesas, Samsung and Toshiba have also developed or are currently developing their own controllers that will likely compete with our controller and card sales.

Many companies have introduced USB Drives that compete directly with our JumpDrive line of products. These include Apacer, Belkin, Iomega, JM Tek, M-Systems, Netac, PenDrive, Samsung, SanDisk, Simple, Trek and many others.

Our competitors have also introduced additional flash card formats. For example, a consortium consisting of SanDisk, Matsushita and Toshiba have developed the Secure Digital Card, a media format used in digital cameras as well as in other electronic applications, and Fuji and Olympus have introduced the xD Picture Card. We do not currently manufacture these new flash memory products, and we may not be able to do so in the future at a reasonable rate or at all. If we are unable to obtain the rights to manufacture and sell these products, our business will be adversely affected.

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

Several companies have introduced competing technologies for use in digital cameras. These include products such as Digital Capture Technology and the MicroDrive. Although the cost per megabyte of rotating media such as Digital Capture Technology and the MicroDrive is lower than that of flash cards, rotating media has historically had higher power consumption and lower reliability than flash cards. Compact discs can also be used as a storage medium for digital cameras and other devices, and, while inexpensive, are quite bulky. We expect to continue to face competition from existing or future competitors that design and market similar or alternative data storage solutions that may be less costly or provide additional features. If a manufacturer of digital cameras or other consumer electronic devices designs one of these alternative competing standards into its products, the digital media we manufacture, as currently configured, will not be compatible with that product and our revenues may decline.

We have a history of losses and may not be able to sustain profitability.

As of June 30, 2003, we had an accumulated deficit of approximately $120.5 million. We cannot assure you that we will be able to sustain profitability in future periods, and we will likely use cash for operations. Our ability to sustain profitability depends on the rate of price decreases for our products, the growth of the markets for digital cameras, digital film and digital storage media, the extent to which our products, particularly our higher margin products, are accepted by these markets, our ability to charge a premium for our higher performance products and our ability to adequately control our operating expenses, particularly our litigation costs. We also must continue to reduce the costs of producing and selling our digital film products by controlling our internal and channel inventory, securing the best available pricing for flash cards and components used in our digital media products and reducing our manufacturing costs. If we are unsuccessful in increasing revenues from our higher margin products and controlling our operating expenses, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

We market our digital media primarily on the basis of its superior technology. If we are unable to achieve or maintain technology leadership, our revenues and gross margins would likely decline significantly.

We market our digital media primarily on the basis of its performance and technology advantage over our competitors’ products. In doing so, we have emphasized our speed advantage over our competitors’ products and have tried to establish ourselves as the brand of choice among professional photographers. We label our CompactFlash products for write speed performance in which 1x is equal to a write speed of 150 kilobytes per second, nomenclature similar to that used in the CD-ROM industry. For example, our 4x CompactFlash digital film is capable of sustained write speeds of at least 600 kilobytes per second. Currently, we offer CompactFlash with write speeds ranging from 4x to 40x. Our highest capacity card is currently 4 gigabytes. From time to time our competitors have introduced products for which they have claimed high sustained write speeds. If we are unable to design and manufacture products that are technologically superior to those of our competitors or if we lose our status as a brand preferred by professional photographers, we will be unable to achieve a premium price for our products. If this were to occur, our revenues and gross margins would likely decline significantly.

Our products are characterized by average selling prices that have historically declined over relatively short time periods. If we are unable to effectively manage our inventories, reduce our costs, introduce new products with higher average selling prices or increase our sales volumes, our revenues and gross margins will be negatively impacted.

Although consumers have recently begun to purchase digital cameras in volume, they still exert pressure on digital camera manufacturers and on us to lower prices of digital photography products, like our digital film, to prices comparable to those of traditional photography products. Our competitors also impose pricing pressures on us. Often these pricing pressures have been the result of reduced flash memory costs. In addition, because a large percentage of our sales are to a small number of customers that are primarily retail consumer chains, distributors and large OEMs, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. Historically and continuing in the second quarter of 2003, we significantly reduced the prices of many of our flash products and may need to do so in the future to remain competitive. Any reduction in prices by us will negatively impact our gross margins unless we can manage our internal and channel inventories and our cost structure to minimize the impact of such price declines and reduce our costs. We have also begun to sell our products to certain customers on a consignment basis, resulting in higher inventory levels.

If we are unable to reduce our costs to offset declines in average selling prices or increase the sales volume of our existing products, our revenues and gross margins will be adversely affected. We anticipate that our average selling prices will continue to decline throughout 2003. This may negatively impact our anticipated growth in product revenues as well as our gross margins, particularly if the decline in our average selling prices is not matched by price declines in our component costs, primarily the cost of flash memory.

Because we protect many of our retail customers and distributors against the effects of price decreases on their inventories of our products, we have in the past and may in the future incur large price protection charges if we reduce our prices when there are large quantities of our products in our distribution channel.

More than half of our product sales in 2001, 2002 and the first half of 2003 were made through distributors and retailers to which we have provided price protection. Price protection allows customers to receive a price adjustment on existing inventory when its published price is reduced. In an environment of slower demand and abundant supply of products, price declines and channel promotions expenses are more likely to occur and, should they occur, are more likely to have a significant impact on our operating results. Further, in this environment, high channel inventory may result in substantial price protection charges. These price protection charges have the effect of reducing gross sales and gross margin. During 2002, we incurred approximately $7.6 million in price protection charges, and during the first six months of 2003, we incurred approximately $7.1 million in price protection charges. We anticipate that we will continue to incur price protection charges for the foreseeable future due to competitive pricing pressures. If our price protection reserves are insufficient or we are not able to estimate future charges, our revenues and gross margins would be adversely affected in future periods.

Because many of our retail customers and distributors have rights of return, we may be required to take back large quantities of unsold customer inventory, which could reduce our revenues.

Substantially all of our sales of our digital media products to end-users are made through distributors and retailers. Our sales through these channels often include rights to return unsold customer inventory. For sales of some of our products, we recognize revenue upon shipment of our products, although we establish reserves for estimated returns. Additionally, we permit some of our customers to return products in their inventory for credit or in exchange for new products. If there are significant inventories of old products in our distribution channel when a new product is released, or if these distributors and retailers are unsuccessful in selling our products, there could be substantial product returns. If our reserves are insufficient to account for these returns or if we are unable to resell these products on a timely basis at similar prices, our revenues may be reduced. Because the market for our products is rapidly evolving, we may not be able to resell returned products at attractive prices or at all.

If our customers elect to compete with us in the digital media market, our revenues and gross margins would likely decline.

We sell our controllers to companies that could use our controllers to manufacture flash card products. Many of these customers are large companies that have longer operating histories and greater brand recognition, greater access to flash memory, substantially greater financial, technical, marketing and other resources and longer standing relationships with customers. If these companies were to choose to compete directly with us in the digital media market or in our retail channels, our revenues and gross margins would likely decline.

We depend on a few key customers and the loss of any of them could significantly reduce our revenues.

Historically, a small number of our customers have accounted for a significant portion of our revenues. During the first six months of 2003, sales to the ten customers from which we received the greatest revenues accounted for approximately 60.3% of our total gross revenues. Our revenues could decline if one or more of these customers were to significantly reduce, delay or cancel their orders, decide to purchase digital media manufactured by one of our competitors, develop and manufacture their own digital media or cease operations due to the downturn in the global economy or otherwise. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

Furthermore, our revenues include sales to OEMs, some of which have, or may in the future, decide to compete against us in the digital media market. We expect our operating results for at least the next several years to continue to depend on sales to a relatively small number of customers.

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

We rely to a significant degree on retailers to sell our digital media products.

We sell a significant percentage of our digital media products to retailers, most notably CompUSA, Office Max, Ritz, Target and Wal-Mart, rather than through OEMs. As such, we are subject to many risks, including the following:

•	loss of market share if the retailers that carry our products do not grow as quickly and sell as many digital media products as the retailers that carry the digital media products of our competitors;

•	loss of business if we are unable to satisfy the product needs of these customers;

•	product returns could increase as a result of our strategic interest in assisting retailers in balancing their inventories;

•	reduced ability to forecast sales;

•	reduced gross margins, delays in collecting receivables and increased inventory levels due to the increasing tendency for some retailers to require products on a consignment basis;

•	retailers may emphasize our competitors’ products over our products, or decline to carry our products; and

•	continued downward pricing pressure in the retail channel has and could continue to necessitate price protection of the inventories of our products that many of our customers carry.

Because we depend on single suppliers for some key components and products and do not have long-term supply contracts with those suppliers, we are exposed to the risks of a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality.

We have a sole source of supply for each of the following components:

•	transistors for our CompactFlash and connectivity products;

•	connectors for our JumpDrive Pro and CF Type II products;

•	the interface circuit for our JumpDrive products;

•	the interface circuit for our JumpDrive Pro products; and

•	the switches for our Memory Stick products.

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

We also do not manufacture certain flash cards such as the Memory Stick PRO, Secure Digital Card, SmartMedia Card, xD Picture Card and Multi-Media Card. Until we are able to develop our own flash memory controller for these and other products, we must purchase such cards from third parties for resale. We do not have a long-term supply contract with these suppliers, and therefore face the risks of inadequate supply, price increases, late delivery or unavailability. If our supply of such products is disrupted, we will lose existing customers and may be unable to replace them or to attract new ones.

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

We depend solely on third-party subcontractors for assembly and testing of our digital media products, which could result in product shortages or delays or increase our costs of manufacturing, assembling or testing our products.

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

We believe that brand recognition will be important to our ability to be successful as the digital photography and the digital media markets continue to develop. We plan to continue to invest in marketing programs to create and maintain prominent brand awareness. If we fail to promote our brand successfully, or the expenses associated with doing so become increasingly high, our business may not grow as we anticipate. In addition, if our products exhibit poor performance or other defects, our brand may be adversely affected, which would inhibit our ability to attract or retain customers.

If we encounter difficulties in attracting and retaining qualified personnel, we may not be able to successfully execute our business strategy, we may need to grant large stock-based incentives that could be dilutive to our stockholders and we may be required to pay significant salaries which would increase our general and administrative costs.

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

Although the digital media products that we manufacture are tested after they are assembled, these products are extremely complex and may contain defects. These defects are particularly likely when new versions or enhancements are released. The sale of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. For example, if there are defects in our products that cause loss of data, customers may lose their digital images stored on our digital media. In addition, product defects and errors could result in additional development costs, diversion of technical and management resources, delayed product shipments, increased product returns, and product liability claims against us which may not be fully covered by insurance.

Our significant sales outside the United States subject us to increasing foreign political and economic risks, including foreign currency fluctuations, and it may be difficult for us to anticipate demand and pricing in those regions or effectively manage the distributor channels and relationships in those regions.

Sales outside of the United States accounted for approximately 32.7% of our total net revenues for the six months ended June 30, 2003. We generated a majority of our international revenues from licensing agreements in Asia and product sales in Europe and Asia. The European and Asian markets are intensely competitive. One of our principal growth strategies is to expand our presence in this and other international markets both through increased international sales and strategic relationships. We have begun conducting transactions in the Euro, and are expanding distribution of our products into Latin America. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our net revenues in future periods. Accordingly, we are subject to international risks, including:

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

We currently depend on sales of digital media and connectivity products to digital camera owners for a substantial portion of our revenues, which exposes us to substantial risk in the event the digital photography market does not grow rapidly. The digital photography market is in an early stage of development and is rapidly evolving. The success of this market depends on many factors, including:

•	the ability of digital cameras to take high-quality photographs;

•	the availability of digital cameras at prices and with performance characteristics comparable to traditional cameras;

•	the availability of digital media that meet users’ requirements with respect to price, speed, connectivity, capacity and compatibility;

•	the speed at which digital cameras are able to take successive photographs;

•	the ease with which digital files can be transferred to a personal computer or printer;

•	the availability of digital image prints comparable in quality and price to traditional photographs; and

•	market conditions in the industry and the economy as a whole.

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

Our revenues and our ability to sustain profitability depend significantly on the overall demand for flash cards and related products. Our customers’ decisions to purchase our products are largely discretionary. The slowdown in the U.S. and global economy may cause customers to defer or alter purchasing decisions, and accordingly could reduce demand for our products. Softening demand for these products caused by worsening economic conditions has resulted in the past, and may again in the future result, in decreased revenues. As a result, there is uncertainty with respect to our expected revenues for 2003, and further delays or reductions in spending on digital media and related products could have a material adverse effect on our revenues and operating results.

Our stock price and those of other technology companies have experienced extreme price and volume fluctuations, and, accordingly, our stock price may continue to be volatile.

The trading price of our common stock has fluctuated significantly since our initial public offering in August 2000 and has only recently risen above the original offering price of $8 per share. Many factors could cause the market price of our common stock to fluctuate, including:

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

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and other methods to protect our proprietary technologies. As of August 5, 2003, we have been granted or allowed 67 patents in the United States and other countries and have over 89 pending United States and foreign patent applications. We cannot assure you, however, that:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk.    We sell our products primarily to customers in the U.S. and, to a lesser extent, Japan, Europe and Canada. Most of our sales are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our sales will be denominated in British pounds, the Japanese yen, the Euro, the Canadian dollar and possibly Latin American currencies. Foreign currency denominated revenues were approximately 12% and 26% of our total product revenues for the six months ended June 30, 2003 and 2002, respectively. Foreign currency denominated costs were approximately 12% and less than 1% of our cost of product revenues for the six months ended June 30, 2003 and 2002, respectively. As a result, it is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar rises in comparison to the local currency, which may make it more difficult to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. In addition, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. These risks could become more significant if we expand business outside the U.S. or if we increase sales in non-U.S. dollar denominated currencies.

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

We record our hedges of foreign currency denominated assets and liabilities at fair value with the related gains or losses recorded in foreign exchange loss, net in our Statements of Operations. During the six months ended June 30, 2003, we entered into hedges on intercompany payables denominated in the British pound and Japanese yen. The gains and losses on these contracts were substantially offset by transaction losses and gains on the underlying balances being hedged. In addition, during the six months ended June 30, 2003, we had foreign currency denominated assets and liabilities that were not hedged. Our net foreign exchange losses on hedging transactions were less than $0.1 million for the quarter ended June 30, 2003 and were approximately $0.1 million for the six months ended June 30, 2003. As of June 30, 2003, we held forward contracts with an aggregate notional value of $16.6 million to hedge the risks associated with British pound and Japanese yen denominated assets and liabilities. A 10% adverse move in currency exchange rates affecting the contracts would decrease the fair value of the contracts by $1.7 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on our income or cash flow. We did not enter into any hedging transactions during the quarter or the six months ended June 30, 2002.

Interest rate risk.    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. The risk associated with fluctuating interest expense is limited to the exposure related to those debt instruments and credit facilities that are tied to market rates. Accordingly, our interest rate risk is primarily related to our credit facility with Silicon Valley Bank that we entered into on April 3, 2003. Prior to this, our interest rate risk primarily related to our credit facility with Greater Bay Bank. At June 30, 2003, we had no amounts outstanding under our facility with Silicon Valley Bank. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk and market risk. We plan to mitigate default risk by investing in investment-grade securities. We have historically invested in investment-grade, short-term securities that we have held until maturity to limit our market risk.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at June 30, 2003. Actual results may differ materially.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls.    During the quarter ended June 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 4, 2002, we filed an amended complaint against Fuji Photo Film USA. In the amended complaint, we allege that Fuji Photo Film USA infringes U.S. Patent Nos. 5,479,638; 6,141,249; 6,145,051; 6,262,918; and 6,397,314 through the sale of its flash memory products and digital cameras. We are seeking injunctive relief and damages against Fuji. Memtek Products, Inc. and PNY Technologies, Inc. are no longer parties to this particular action. On December 9, 2002, Fuji filed an answer in which they seek declaratory relief that they do not infringe the five patents in suit as well as our U.S. Patent Nos. 5,907,856; 5,930,815; 6,034,897; and 6,134,151.

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

In a second amended complaint, we added counterclaims for infringement on the additional patents for which Fuji has sought declaratory relief, U.S. Patent Nos. 5,907,856; 5,930,815; 6,034,897; and 6,134,151.

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

On November 21, 2002, we filed an answer and counterclaim in which we alleged that Toshiba infringed our U.S. Patent Nos. 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,172,906; 6,202,138; and 6,374,337. We seek an injunction and damages against Toshiba.

On December 20, 2002, Toshiba filed its first amended complaint in which Toshiba dropped its allegations that our patents are unenforceable.

On February 28, 2003, we filed an answer and our first amended counterclaim against Toshiba for infringement of our U.S. Patent Nos. 5,479,638; 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,141,249; 6,145,051; 6,172,906; 6,202,138; 6,262,918; 6,374,337; and 6,397,314. We are seeking damages as well as an injunction against Toshiba for its products that infringe our patents, including its flash memory chips, flash cards and digital cameras. On March 11, 2003, the court held a status conference regarding scheduling and subsequently issued an order setting a Markman claim construction hearing in November 2003 and an anticipated trial in the summer of 2004. Discovery has commenced. The parties have now mutually dismissed with prejudice all claims regarding U.S. Patent No. 6,172,906.

On November 4, 2002, we filed a lawsuit against Toshiba Corporation, Toshiba America, Inc. and Toshiba America alleging theft of trade secrets and breach of fiduciary duty. We later filed an amended complaint to add violation of California Business and Professions Code Section 17,200 and to drop without prejudice claims against Toshiba America, Inc. The basis of the allegations is that since our inception in 1996, and including the period from 1997 through 1999 when Toshiba was represented on our Board of Directors, Toshiba had access to and was presented with details of our methods of achieving high performance flash devices that Toshiba has now incorporated into its flash chips and flash systems. This lawsuit is pending in Santa Clara County Superior Court. We are seeking damages as well as an injunction against Toshiba. We have filed a description of our trade secrets and discovery has commenced.

On January 13, 2003, Toshiba Corporation filed a lawsuit against us in the United States District Court for the Northern District of California, alleging that we infringe U.S. Patent Nos. 5,546,351; 5,724,300; 5,793,696; 5,946,231; 5,986,933; 6,145,023; 6,292,850; and 6,338,104. On February 7, 2003, Toshiba Corporation filed an amended complaint and now alleges that we infringe U.S. Patent Nos. 5,546,351; 5,724,300; 5,793,696; 5,946,231; 5,986,933; 6,094,697; 6,292,850; 6,338,104; and 5,611,067. In this action, Toshiba Corporation seeks injunctive relief and damages. Toshiba’s patents appear to primarily relate to flash components that we purchase from vendors who provide us with indemnification. On March 5, 2003, we filed an answer in which we seek a judgment that we do not infringe these patents or that they are invalid or unenforceable. We believe that Toshiba’s claims are without merit and intend to contest this lawsuit vigorously.

Litigation with SimpleTech, Inc.

On October 1, 2002, SimpleTech, Inc. filed a lawsuit against us in Orange County Superior Court alleging trade libel, libel per se, intentional interference with prospective economic advantage, California unfair competition, violation of the California Unfair Trade Practices Act, violation of the Sherman Antitrust Act, and violation of common law unfair competition. SimpleTech’s lawsuit arose from correspondence between ourselves and SimpleTech and one of its customers regarding our belief that certain of SimpleTech’s products infringe our patents. SimpleTech is seeking damages, including treble damages under its Sherman Act claim, punitive damages, and injunctive relief. On October 30, 2002, we removed this case to federal court where it was pending in the United States District Court for the Central District of California, in Santa Ana.

On November 6, 2002, we filed a motion to dismiss SimpleTech’s complaint. On November 14, 2002, SimpleTech amended its complaint. On December 4, 2002, we filed a motion to dismiss SimpleTech’s amended complaint. On January 8, 2003, the Court ordered that SimpleTech’s claims under the California Unfair Trade Practices Act, the Sherman Antitrust Act, and common law unfair competition be dismissed. On January 27, 2003, the judge dismissed the remainder of SimpleTech’s complaint for lack of prosecution. On January 31, 2003 SimpleTech sought to reinstate its complaint. On February 14, 2003, the Court agreed to set aside its dismissal after imposing a monetary sanction on SimpleTech. On June 17, 2003, we filed a motion for summary judgment and for sanctions against SimpleTech under Rule 11 of the Federal Rules of Civil Procedure. On August 11, 2003, the Court granted summary judgment in favor of Lexar on SimpleTech’s trade libel and related claims. Based on the Court’s decision, all of SimpleTech’s claims against Lexar have now been dismissed.

On March 20, 2003, we filed an answer and counterclaim for patent infringement. In our counterclaim, we allege that SimpleTech’s sale of flash memory products infringes our U.S. Patent No. 5,479,638. We are seeking damages as well as an injunction against SimpleTech. A scheduling conference was held on May 5, 2003 and the Court subsequently issued an order setting an anticipated trial date of April 2004.

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

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

The 2003 Annual Meeting of Stockholders was held on June 5, 2003 at the Fremont Marriott, 46100 Landing Parkway, Fremont, California. At the meeting, our stockholders voted upon the following matters: (1) the election of two Class III directors, Petro Estakhri and Robert Hinckley, each for a term of three years and until his successor has been elected and qualified or until his earlier resignation, death or removal, and (2) the ratification of the selection of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2003. The results of each proposal are as follows.

In Proposal No. 1, our stockholders elected two Class III directors to serve for a three-year term expiring at the Annual Meeting of Stockholders in 2006. The nominees received the following votes:

	For	Withheld
Petro Estakhri	52,427,794	250,412
Robert Hinckley	51,589,312	1,088,894

In Proposal No. 2, our stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2003. This proposal received the following votes:

Votes
For	52,407,533
Against	239,053
Abstain	31,620

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

A.    Exhibits

Exhibit Number	Exhibit

10.1	Offer Letter for Brian T. McGee dated April 21, 2003

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.    Report on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEXAR MEDIA, INC.

/s/ BRIAN T. MCGEE
Brian T. McGee Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 14, 2003

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1	Offer Letter for Brian T. McGee dated April 21, 2003

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.