Form 10-Q
period 2003-09-30
LEXAR MEDIA INC
filed 2003-11-14
CIK 1058289

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Number of shares of common stock outstanding as of November 3, 2003: 77,534,067

LEXAR MEDIA, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I—FINANCIAL INFORMATION

1.    Financial Statements

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2003	December 31, 2002
A S S E T S
Current assets:
Cash and cash equivalents	$134,916	$47,383
Restricted cash	5,000	5,000
Accounts receivable, net	52,182	42,609
Inventories	59,178	25,604
Prepaid expenses and other current assets	9,217	2,397

Total current assets	260,493	122,993
Property and equipment, net	3,394	2,887
Intangible and other assets, net	1,076	1,041

Total assets	$264,963	$126,921

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$55,349	$24,271
Accrued liabilities	28,880	19,392
Deferred license revenue and product margin	17,679	22,352
Notes payable to bank	—	14,568

Total current liabilities	101,908	80,583
Deferred license revenue, net of current portion	821	4,724
Other non-current liabilities	—	49

Total liabilities	102,729	85,356
Stockholders’ equity:
Common stock, $0.0001 par value: 200,000,000 shares authorized; 76,769,718 and 66,361,715 shares issued and outstanding	8	7
Additional paid-in capital	274,190	175,120
Unearned stock-based compensation	(36)	(493)
Notes receivable from stockholders	(831)	(1,001)
Accumulated deficit	(110,795)	(131,847)
Accumulated other comprehensive loss	(302)	(221)

Total stockholders’ equity	162,234	41,565

Total liabilities and stockholders’ equity	$264,963	$126,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net revenues:
Product revenues	$94,301	$41,329	$221,732	$95,571
License and royalty revenues	4,369	4,400	13,065	12,927

Total net revenues	98,670	45,729	234,797	108,498
Cost of product revenues	72,326	34,295	171,820	80,163

Gross margin	26,344	11,434	62,977	28,335

Operating expenses:
Research and development	1,825	1,458	5,518	4,338
Sales and marketing	8,004	4,663	21,212	12,139
General and administrative	5,593	2,435	13,511	7,291

Total operating expenses	15,422	8,556	40,241	23,768

Income from operations	10,922	2,878	22,736	4,567
Other income (expense):
Interest and other expense	(38)	(115)	(246)	(571)
Interest and other income	91	123	385	319
Foreign exchange gain (loss), net	(511)	10	(606)	224

Total other income (expense)	(458)	18	(467)	(28)

Income before income taxes	10,464	2,896	22,269	4,539
Income taxes	733	853	1,217	6,104

Net income (loss)	$9,731	$2,043	$21,052	$(1,565)

Net income (loss) per common share:
Basic	$0.14	$0.03	$0.31	$(0.03)

Diluted	$0.12	$0.03	$0.27	$(0.03)

Shares used in computing net income (loss) per common share:
Basic	71,017	59,654	68,204	59,356

Diluted	83,648	68,517	78,914	59,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net income (loss)	$21,052	$(1,565)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,154	933
Amortization of stock-based compensation	460	1,341
Tax benefit from employee stock plans	894	—
Imputed and other non-cash interest	—	4
Change in operating assets and liabilities:
Accounts receivable, net	(9,573)	(18,319)
Inventories	(33,574)	(13,592)
Prepaid expenses and other assets	(6,969)	(1,232)
Accounts payable and accrued liabilities	40,620	17,921
Other non-current liabilities	(49)	—
Deferred license revenue and product margin	(8,606)	23,529

Net cash provided by operating activities	5,409	9,020

Cash flows from investing activities:
Purchase of property and equipment	(1,569)	(1,542)
Purchase of intangible assets	—	(75)

Net cash used in investing activities	(1,569)	(1,617)

Cash flows from financing activities:
Issuance of stock under employee stock purchase plan	777	365
Proceeds from public offering net of issuance costs	90,095	—
Exercise of stock options and warrants	7,300	458
Increase in restricted cash	—	(2,667)
Repayment of notes payable	(14,568)	(25,862)
Proceeds from notes payable	—	37,553
Repayment of notes receivable from stockholders	170	394

Net cash provided by financing activities	83,774	10,241

Effect of exchange rates on cash and cash equivalents	(81)	(80)

Net increase in cash and cash equivalents	87,533	17,564
Cash and cash equivalents at beginning of period	47,383	8,656

Cash and cash equivalents at end of period	$134,916	$26,220

Supplemental cash flow disclosure:
Interest paid	$158	$398
Income taxes paid	$897	$5,258

Supplemental disclosure of non-cash financing and investing activities:
Issuance of 480,537 shares of common stock in 2003 upon net exercise of 703,001 warrants at exercise prices ranging from $1.00 to $8.00 per share (weighted average exercise price of—$3.60 per share)	$—	$—
Issuance of 565,154 shares of common stock in 2002 upon net exercise of 812,500 warrants at exercise prices ranging from $0.80 to $1.26 per share (weighted average exercise price of $1.14 per share)	$—	$—
Issuance of 104,607 shares of common stock in 2002 at $3.65 per share for purchase of patents	$—	$382
Settlement of interest and notes receivable from stockholders in 2002 with 825,116 shares of common stock	$—	$2,543

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

The results of our operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for any future period, including the full fiscal year.

Note 2—Summary of Selected Accounting Policies

Revenue recognition

Product revenues

We sell products to distributors, retailers, original equipment manufacturers or “OEMs” and end users. Some of our customers have return rights. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. At the time revenue is recorded, we record estimated reductions to product revenue based upon our customer sales incentive programs and the historical experience of product returns, and the impact of special pricing agreements, price protection, promotions and other volume-based incentives. In order to make such estimates, we analyze historical returns, current economic conditions, customer demand and any relevant specific customer information. For customers where we are unable to reasonably estimate the level of returns or other revenue allowances, revenues and the costs of revenues are deferred until these customers have sold the product to their customers.

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

Deferred taxes

Deferred income tax assets and liabilities are recorded based on the computation of differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that we have estimated is more likely than not to be realized.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and handling costs

Shipping and handling costs associated with our product revenues are included in sales and marketing expenses in our condensed consolidated statements of operations. These costs were $2.0 million and $0.7 million for the three months ended September 30, 2003 and September 30, 2002, respectively, and $4.6 million and $2.0 million for the nine months ended September 30, 2003 and September 30, 2002, respectively.

Accounting for stock-based compensation

We account for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25” and FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, if any, between the estimated fair value of our common stock on the date of grant and the exercise price. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity instrument.

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

Pro forma information regarding net income (loss) per share as if our stock options, employee stock purchase plan and the restricted stock issuances had been determined based on the fair value as of the grant date consistent with the provisions of SFAS No. 123 and SFAS No. 148, are as follows for the three and nine-months periods ended September 30, 2003 and 2002, respectively (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
As reported:
Net income (loss)	$9,731	$2,043	$21,052	$(1,565)
Add: Compensation expense included in reported net income	78	427	460	1,341
Less: Pro forma compensation expense as if we adopted SFAS 123	(6,965)	(2,323)	(11,104)	(5,576)

Pro forma net income (loss)	$2,844	$147	$10,408	$(5,800)

Net income (loss) per common share—basic as reported	$0.14	$0.03	$0.31	$(0.03)

Net income (loss) per common share—basic pro forma	$0.04	$0.00	$0.15	$(0.10)

Net income (loss) per common share—diluted as reported	$0.12	$0.03	$0.27	$(0.03)

Net income (loss) per common share—diluted pro forma	$0.03	$0.00	$0.13	$(0.10)

For options granted in 2003, the weighted average fair value per option was $6.30, the risk free interest rate was 2.07%, the expected life was 3.58 years and the expected volatility was 92%.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent accounting developments

In November 2002, the FASB issued FASB Interpretation, or FIN, No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure provision of FIN No. 45 for the year ended December 31, 2002. We provide warranties that range from one year for card readers to limited lifetime warranties for our professional products. Warranty costs are the costs to rework or scrap returned inventories. We have historically experienced minimal warranty costs. The impact of the recognition and measurement provisions of FIN No. 45 did not have any impact on our financial position, results of operations, or cash flows for the three and nine-month periods ended September 30, 2003.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 did not have a material impact on our financial position, results of operations, or cash flows for the three and nine-month periods ended September 30, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire our stock. We adopted the annual disclosure provisions of SFAS No. 148 in our financial report for the year ended December 31, 2002 and adopted the interim disclosure provisions for quarterly financial reports starting in the quarter ended March 31, 2003. The adoption of this standard involves disclosures only and did not have any impact on our financial position, results of operations, or cash flows for the three and nine-month periods ended September 30, 2003.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. On October 9, 2003, the FASB released FASB Staff Position 46-6, which deferred the effective date for the consolidation guidance of FIN 46 from July 1, 2003 to December 31, 2003, for Variable

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Entities existing prior to February 1, 2003. We did not have any variable interest entities, as defined under FIN No. 46, for the three and nine-month periods ended September 30, 2003 and we do not expect to have any in the near future. Accordingly, the adoption of this standard did not have any impact on our financial position, results of operations, or cash flows for the three and nine-month periods ended September 30, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under Statement of Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133, (ii) in connection with other FASB projects dealing with financial instruments, and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS No. 149 will be applied prospectively. We did not have any derivative instruments, as defined under SFAS No. 149, for the three and nine month periods ended September 30, 2003 and we do not expect to have any in the near future. Accordingly, the adoption of this standard did not have any impact on our financial position, results of operations, or cash flows for the three and nine-month periods ended September 30, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many such instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We did not have any financial instruments with characteristics of both liabilities and equity, as defined under SFAS No. 150, for the three and nine-month periods ended September 30, 2003 and we do not expect to have any in the future, accordingly, we do not believe that the adoption of this statement will have a material impact on our financial position, cash flows or results of operations.

Note 3—Restricted Cash

Restricted cash represents cash and cash equivalents used to collateralize standby letters of credit related to purchasing agreements with our suppliers. Cash restricted under standby letters of credit amounted to $5.0 million at September 30, 2003 and December 31, 2002.

Note 4—Balance Sheet Detail (in thousands)

	September 30, 2003	December 31, 2002
Inventories:
Raw materials	$5,428	$4,179
Controllers	5,159	2,884
Flash memory products	46,462	17,905
Ancillary products	2,129	636

	$59,178	$25,604

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Net Income (Loss) Per Common Share (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net income (loss):	$9,731	$2,043	$21,052	(1,565)
Denominator for net income (loss) per common share—basic:
Weighted average common shares outstanding	71,074	60,128	68,357	59,942
Weighted average unvested common shares subject to repurchase	(57)	(474)	(153)	(586)

Denominator for net income (loss) per common share—basic	71,017	59,654	68,204	59,356

Net income (loss) per common share—basic	$0.14	$0.03	$0.31	(0.03)

Denominator for net income (loss) per common share—diluted:
Denominator for net income (loss) per common share—basic	71,017	59,654	68,204	59,356
Incremental common shares attributable to exercise of outstanding stock options and warrants (assuming proceeds would be used to purchase common stock)	12,574	8,389	10,557	—
Weighted average unvested common shares subject to repurchase	57	474	153	—

Denominator for net income (loss) per common share—diluted	83,648	68,517	78,914	59,356

Net income (loss) per common share—diluted	$0.12	$0.03	$0.27	$(0.03)

Anti-dilutive securities

Securities listed below have not been included in the computations of diluted net income (loss) per share for the three and nine-month periods ended September 30, 2003 and 2002 because the inclusion of these securities would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Shares under warrants for common stock	—	324	—	1,791
Shares under options for common stock	—	2,316	—	16,317
Common stock subject to repurchase	—	—	—	438

Note 6—Comprehensive Loss

Other comprehensive loss for the three and nine-month periods ended September 30, 2003 was $98,000 and $81,000, respectively. Other comprehensive loss for the three and nine-month periods ended September 30, 2002 was $41,000 and $80,000, respectively. These amounts were attributable to the effects of foreign currency translation. There was no other comprehensive income or loss for the three and nine-month periods ended September 30, 2003 and 2002. Accumulated other comprehensive loss at September 30, 2003 and 2002 was $302,000 and $209,000, respectively, and was attributable to the effects of foreign currency translation.

Note 7—Notes Payable

In September 2001, we established an asset based credit facility with Greater Bay Bank. At December 31, 2002, the balance outstanding under this facility was $14.6 million. Our agreement with Greater Bay Bank

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provided for interest at an annual rate of the bank’s prime rate plus 4.5%, of the gross amount financed, had a term of one year, and was renewable from year to year thereafter. During the first quarter of 2003, we repaid all amounts owed under this facility. On April 3, 2003, we entered into a new credit facility with Silicon Valley Bank. Our agreement with Silicon Valley Bank provides for advances of up to $25 million. Of this amount, $10 million is available on a non-formula basis and the remaining $15 million is available based upon 75% of the amount of eligible receivables. All advances under this facility are to be secured by our assets. We are required to maintain certain financial covenants over the term of the credit facility, which expires on April 2, 2005. Interest is payable on borrowings at the bank’s prime rate, which is currently 4.00%, plus 0.5%. At September 30, 2003, we had no borrowings outstanding under this credit facility.

Note 8—Common Stock Offering

During the third quarter of 2003 we completed the public offering of 5.75 million shares of our common stock at a price of $16.50 per share. Gross proceeds from the offering were $94.9 million and expenses of the offering totaled $4.8 million, resulting in net proceeds of $90.1 million.

Note 9—Hedging

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

We record our hedges of foreign currency denominated assets and liabilities at fair value, with the related gains or losses recorded in foreign exchange gain or (loss). The gains and losses on these contracts were substantially offset by transaction losses and gains on the underlying balances being hedged. In addition, at September 30, 2003, we had foreign currency denominated assets and liabilities that were not hedged. Our foreign exchange gains and losses on hedging transactions were substantially offset by gains and losses on the underlying liabilities being hedged. Our net foreign exchange losses for the three and nine-month periods ended September 30, 2003 were approximately $0.5 million and $0.6 million, respectively. As of September 30, 2003 and 2002, we held forward contracts with aggregate notional values of $25.4 million and $8.0 million, respectively.

Note 10—Contingencies:

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

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

This case has been coordinated for discovery purposes with our litigation against Toshiba, Pretec, PNY, Memtek and C-One. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court has determined that the various actions pending before it will be sequenced beginning with the Toshiba matter. Claim construction in our litigation against Toshiba will be held in January 2004. Our litigation against Fuji, Memtek and PNY will be stayed until after that claim construction with Toshiba has been completed.

On October 1, 2003, we reached a settlement agreement with Ritek Corporation which supplied Fuji with CompactFlash cards between 2001 and 2002. Under the terms of the agreement, Ritek will make a one-time payment for past damages. We have not given Ritek any license to our patents going forward.

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

This case has been coordinated for discovery purposes with our litigation against Toshiba, Pretec, PNY, Memtek and C-One. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court determined that our patent claims against Toshiba will be heard in the initial phase. Claim construction in our litigation against Toshiba will now be held in January 2004.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The patents at issue in this first phase will be Lexar’s U.S. Patent No.’s 5,479,638 entitled “Flash Memory Mass Storage Architecture Incorporation Wear Leveling Technique”; 6,145,051 entitled “Moving Sectors Within Block of Information in a Flash Memory Mass Storage Architecture”; 6,397,314 “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash Memory Device”; 6,202,138 “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash”; 6,262,918 “Space Management For Managing High Capacity Nonvolatile Memory”; and 6,040,997 “Flash Memory Leveling Architecture Having No External Latch.” Our litigation against Fuji, Memtek and PNY will be stayed until after that claim construction with Toshiba has been completed.

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

Litigation with SimpleTech, Inc.

On October 1, 2002, SimpleTech, Inc. filed a lawsuit against us in Orange County Superior Court alleging trade libel, libel per se, intentional interference with prospective economic advantage, California unfair competition, violation of the California Unfair Trade Practices Act, violation of the Sherman Antitrust Act, and violation of common law unfair competition. SimpleTech’s lawsuit arose from correspondence between us and SimpleTech and one of its customers regarding our belief that certain of SimpleTech’s products infringe our patents. SimpleTech is seeking damages, including treble damages under its Sherman Act claim, punitive damages, and injunctive relief. On October 30, 2002, we removed this case to federal court where it was pending in the United States District Court for the Central District of California, in Santa Ana.

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

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 20, 2003, we filed an answer and counterclaim for patent infringement. In our counterclaim, we allege that SimpleTech’s sale of flash memory products infringes our U.S. Patent No. 5,479,638. We are seeking damages as well as an injunction against SimpleTech. A scheduling conference was held on May 5, 2003 and the Court subsequently issued an order setting an anticipated trial date of April 2004. Discovery is continuing.

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

This case has been coordinated for discovery purposes with our litigation against Toshiba, Pretec, PNY, Memtek and C-One. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court determined that the litigation will be sequenced beginning with the Toshiba matter. Claim construction in our litigation against Toshiba will be held in January 2004. Our litigation against Pretec, Memtek and C-One will be stayed until after the claim construction with Toshiba has been completed.

Note 11—Related Party Transactions

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about trends and uncertainties in our business, such as our expectations about our plans to manufacture new flash memory products, termination of fixed royalty payments from Samsung, expected future trends in component costs and in our operating expense levels. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including, but not limited to, those set forth under “Risks That Could Affect Future Results” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date hereof.

Overview

We design, develop and market high-performance digital media that we market as digital film as well as other flash based storage products for consumer markets that utilize media for the capture and retrieval of digital content for the digital photography, consumer electronics, industrial and communications markets. To address the growing market for compact digital data and media storage solutions, we also market our JumpDrive™ products, which are high-speed, portable Universal Serial Bus, or “USB”, flash drives for consumer applications that serve a variety of uses, including floppy disk replacement. In addition, we market a variety of connectivity products that link our media products to PCs and other electronic devices. Digital media sales comprised 90.6% of our gross revenues for first nine months of 2003. We also license our proprietary controller technology and sell controllers to other manufacturers of flash storage media.

Our digital film products enable customers to capture digital images and download them quickly to a personal computer for editing, distribution and printing. We offer flash cards in all major media formats currently used by digital cameras and other electronic devices, such as: CompactFlash, Memory Stick, Memory Stick Duo, Memory Stick PRO, SmartMedia, Secure Digital Card, MultiMedia Card and the xD Picture Card. Of these formats, we currently manufacture CompactFlash and Memory Stick, and we plan to begin to manufacture additional formats in the fourth quarter of 2003 and the first quarter of 2004. In manufacturing our CompactFlash and Memory Stick flash cards, we combine flash memory from leading suppliers with our patented controller technology. A controller determines, among other things, the manner in which data is written to and read from the flash memory and is important in determining the overall performance of the flash card. We believe our high-performance CompactFlash cards can record data faster than other CompactFlash cards. This performance advantage is particularly noticeable when used in advanced digital cameras that take advantage of our digital film’s write speed, or the rate at which our digital film can capture a digital image. In addition, our Write Acceleration, or “WA”, technology is designed to provide additional performance advantages when enabled by firmware residing in both the camera and CompactFlash card. When a WA-enabled camera detects a WA-enabled card, the two are able to transfer data with less overhead, thereby increasing write speed. Our WA-enabled CompactFlash digital film is currently compatible with certain WA-enabled Kodak Professional, Nikon, Pentax, Sanyo and Sigma digital cameras. Our digital film is compatible with substantially all digital cameras, including those manufactured by Agfa, Canon, Casio, Epson, Fuji, Hewlett-Packard, Kodak, Konica, Minolta, Nikon, Olympus, Pentax, Polaroid, Ricoh, Sanyo, Sigma, Sony and Yashica.

Our JumpDrive product line consists of portable data storage devices that link through a USB connection to allow customers to easily store, transfer and carry data. We currently manufacture all of our JumpDrive products. We introduced and began generating revenue from our JumpDrive products during 2002, and we now market and sell several different JumpDrive models, including JumpDrive 2.0 Pro, JumpDrive Trio and JumpDrive Secure. JumpDrive 2.0 Pro is a high capacity, high speed USB 2.0 compliant version of JumpDrive. JumpDrive Trio can connect a user’s Memory Stick, Memory Stick PRO, Secure Digital Card or MultiMedia Card directly to the

USB port. JumpDrive Secure is a rugged portable USB storage device with encrypted password protected security software for PCs and Macs, which is designed to protect data from unauthorized access. We have recently announced the expansion of our JumpDrive product line with the introduction of JumpDrive Music, a portable USB flash storage device which enables people to easily store, carry and transfer data files, while also serving as a full-featured MP3 player. We intend to continue to expand our JumpDrive product line.

Our digital media reader/writers are products that facilitate the transfer of digital images and other data files to personal computers and other devices without a direct connection to the digital camera. Our JumpShot cable connects the USB port to our USB-enabled CompactFlash digital media to quickly and easily transfer images and other data files.

Our flash memory controller technology can be applied to a variety of consumer electronic applications, such as digital music players, laptop computers, personal digital assistants, telecommunication and network devices and digital video recorders. In order to extend our technology into these markets, we have selectively licensed our products and technology to third parties in business sectors such as data communications, telecommunications, industrial, computing and embedded markets.

Revenues.    We generate revenues primarily from the sale of digital media and connectivity products to end-users through mass market, photo and OEM channels. Since the beginning of 2002, we significantly increased our presence in the mass-market channel by increasing the number of retail storefronts in which our customers sell our products. Our products were sold in approximately 42,000 retail stores worldwide at the end of the third quarter of 2003, which represents an increase of approximately 11,000 storefronts from the end of 2002 and an increase of approximately 30,000 storefronts from the end of 2001. As is common practice in the mass-market channel, we offer our customers various programs and incentive offerings, including price protection, market development funds and cooperative marketing programs, rebates and other discounts. We also generate revenues from the sales of our controllers to flash storage manufacturers. We generate license and royalty revenues under license agreements, primarily with Samsung. The license payments from Samsung are fixed through March 31, 2004 and become variable-based thereafter. We may not realize any additional royalties from Samsung after March 31, 2004. Variable-based royalties depend on factors such as which flash products Samsung manufactures and sells and in what volumes, as well as our relative market share and our aggregate purchases from Samsung.

We sell our products to certain customers on a consignment basis. As a result, our inventory balances include amounts for consigned inventory. Carrying higher levels of consigned inventory may result in additional operational costs. To date, additional operational costs associated with our consigned inventories have not been significant. We expect our consignment inventory balances to increase over the next twelve months.

A majority of our sales have been to a limited number of customers. For the nine months ended September 30, 2003 and 2002, our top 10 customers accounted for 55.1% and 65.2% of our gross revenues, respectively. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for at least the next several years.

Product sales in North America have accounted for the majority of our total net product revenues. For the nine months ended September 30, 2003 and 2002, net product revenues in North America represented approximately 72.6% and 68.0% of our total net product revenues, respectively.

Cost of Revenues.    Our cost of product revenues consists primarily of materials costs, with flash memory accounting for a majority of those costs. We maintain relationships with key suppliers. We have a supply agreement with Samsung Electronics, Co., Ltd., under which it is our primary supplier of flash memory and has guaranteed that we will have access to a portion of its available production capacity. The cost of flash memory declined significantly in 2001 and declined again, more moderately, in 2002 and the first six months of 2003. Beginning in the third quarter of 2003, prices of flash memory began to increase as industry wide demand for flash memory outpaced the supply of flash memory, which has resulted in a general industry wide shortage. We expect this trend to continue during the fourth quarter of 2003 and into the first quarter of 2004, which may negatively impact our gross margins. Cost of product revenues also includes expenses related to materials procurement, inventory management, other overhead expenses and adjustments.

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

General and Administrative.    Our general and administrative expenses include salaries and related expenses for executive, administrative and operational personnel, fees for professional services and other corporate expenses. During 2003, we increased our efforts to protect our intellectual property rights and license our technology to those companies that we believe infringe our intellectual property. Our legal expenses have significantly increased as a result and we expect that our legal expenses will remain high during the remainder of 2003.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to price protection, customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition, including price protection, rebates and customer programs; and

•	Valuation allowances and accrued liabilities, including sales returns and other allowances, the allowance for doubtful accounts, deferred tax valuation allowances and inventory write-downs.

Revenue Recognition

Product revenues

We derive our revenues primarily from sales of our digital media products, which include flash memory devices, controllers and connectivity products. As discussed below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

We sell products to distributors, retailers, original equipment manufacturers or “OEMs” and end users. Some of our customers have return rights. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. At the time revenue is recorded, we record estimated reductions to product revenue based upon our customer sales incentive programs and the historical experience of product returns, and the impact of special pricing agreements, price protection, promotions and other volume-based incentives. In order to make such estimates, we analyze historical returns, current economic conditions, customer demand and other relevant specific customer information. For customers where we are unable to reasonably estimate the level of returns or other revenue allowances, revenues and the costs of revenues are deferred until these customers have sold the product to their customers. Should our ability to estimate change, based on these various factors, this could have a significant impact on our revenue recognition, potentially reducing revenue in the period of such change.

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

Deferred tax valuation allowance

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes, which involves estimating our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes, such as deferred revenue. These differences have resulted in a net deferred tax asset. Our judgment is required to assess the likelihood that the net deferred tax asset will be recovered from future taxable income. We have determined that it is more likely than not that the net deferred tax asset will not be realizable. Accordingly, a full valuation allowance has been recorded against the net deferred tax asset. In the event management determines it is more likely than not that the net deferred tax asset will be realizable in the future, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination is made.

Other valuation allowances and accrued liabilities

We also maintain accruals and allowances for price protection, market development funds and cooperative marketing programs, rebates and other discounts. We incurred sales related discounts of $36.5 million and $14.2 million during the nine-month periods ended September 30, 2003 and 2002, respectively. At September 30, 2003 and December 31, 2002, we had related accruals and allowances of $19.7 million and $13.6 million, respectively. Price protection, market development funds and cooperative marketing programs, rebates and other discounts are provided for at the time the associated revenue is recognized. If market conditions were to change adversely, we may take actions to increase our customer incentive offerings, which could result in increased accruals and allowances for these programs. Historically, warranty expenses have not been material. In the event that a problem is identified that would result in the need to replace a product or products on a large scale, such an event may have a material adverse effect on our operating results and financial position.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. At September 30, 2003 and December 31, 2002, we had an allowance for doubtful accounts of $1.0 million and $1.3 million, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Results of Operations

The following table sets forth our statement of operations data expressed as a percentage of total net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Net revenues:
Product revenues	95.6%	90.4%	94.4%	88.1%
License and royalty revenues	4.4%	9.6%	5.6%	11.9%

Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of product revenues	73.3%	75.0%	73.2%	73.9%

Gross margin	26.7%	25.0%	26.8%	26.1%

Operating expenses:
Research and development	1.8%	3.2%	2.3%	4.0%
Sales and marketing	8.1%	10.2%	9.0%	11.2%
General and administrative	5.7%	5.3%	5.8%	6.7%

Total operating expenses	15.6%	18.7%	17.1%	21.9%

Income from operations	11.1%	6.3%	9.7%	4.2%
Other income (expense):
Interest and other expense	(0.1)%	(0.3)%	(0.1)%	(0.5)%
Interest and other income	0.1%	0.3%	0.2%	0.3%
Foreign exchange gain (loss), net	(0.5)%	0.0%	(0.3)%	0.2%

Total other income (expense)	(0.5)%	0.0%	(0.2)%	(0.0)%

Income before income taxes	10.6%	6.3%	9.5%	4.2%
Income taxes	0.7%	1.9%	0.5%	5.6%

Net income (loss)	9.9%	4.4%	9.0%	(1.4)%

Revenues

Total net revenues for the third quarter of 2003 increased $52.9 million, or 115.8%, to $98.7 million from $45.7 million for the third quarter of 2002. During the third quarter of 2003, gross revenues from two customers each represented greater than 10% of our gross revenues.

Product revenues comprised 95.6% and 90.4% of total net revenues for the quarters ended September 30, 2003 and 2002, respectively. Product revenues for the quarter ended September 30, 2003 increased $53.0 million, or 128.2%, to $94.3 million from $41.3 million in the quarter ended September 30, 2002. The increase in product revenue for the comparative three-month periods was primarily the result of a 60.0% increase in digital media units sold due to increased demand in the retail and OEM channels and a 146.8% increase in average capacity per digital media unit sold, partially offset by a 42.8% decline in our average selling price per megabyte of digital media. During the quarter ended September 30, 2003, we derived 68.6%, 19.2%, 5.1% and 7.1% of our product revenues from sales to customers in North America, Europe, Japan and the rest of the world, respectively. During the quarter ended September 30, 2002, we derived 61.2%, 13.3% 24.2% and 1.3% of our product revenues from sales to customers in the North America, Europe Japan and the rest of the world, respectively. The increase in the percentage of product revenues in the United States, Europe and the rest of the world regions during the third quarter of 2003 resulted from the addition of new customers in the quarter as well as an increase of overall demand for our products compared to the third quarter of 2002. The decrease in the percentage of product revenues in Japan during the third quarter of 2003 is primarily due to the decline in sales to Japanese OEMs compared to the third quarter of 2002.

Product revenues comprised 94.4% and 88.1% of total net revenues for the nine months ended September 30, 2003 and 2002, respectively. Product revenues for the nine months ended September 30, 2003 increased $126.2 million, or 132.0%, to $221.7 million from $95.6 million during the nine months ended September 30, 2002. This increase in product revenue for the comparative nine-month periods was primarily the result of an 80.5% increase in digital media units shipped due to increased demand and a 74.3% increase in average capacity per digital media unit sold, partially offset by a 28.1% decline in our average selling price per megabyte of digital media. During the nine months ended September 30, 2003, we derived 72.6%, 15.7%, 6.5% and 5.2% of our product revenues from sales to customers in North America, Europe, Japan and the rest of the world respectively. During the nine months ended September 30, 2002, we derived 68.0%, 12.7% 17.3% and 2.0% of our product revenues from sales to customers in the North America, Europe, Japan and the rest of the world, respectively. The increase in the percentage of product revenues in the United States, Europe and the rest of the world during the first nine months of 2003 resulted from the addition of new customers as well as an increase of overall demand for our products compared to the first nine months of 2002. The decrease in the percentage of product revenues in Japan is primarily due to the decline in sales to Japanese OEMs. We anticipate that our product revenues will continue to increase in the fourth quarter of 2003 due to a general increase in demand for digital media and accelerated seasonal retail demand for our products.

We generate license and royalty revenues primarily from our agreement with Samsung under which we license the use of our intellectual property. Our license and royalty revenues, which comprised 4.4% and 9.6% of total net revenues during the quarters ended September 30, 2003 and 2002, respectively, were essentially unchanged during the quarter ended September 30, 2003 at $4.4 million compared to the quarter ended September 30, 2002. License and royalty revenues comprised 5.6% and 11.9% of total net revenues for the nine months ended September 30, 2003 and 2002, respectively and increased slightly to $13.1 million for the first nine months of 2003 from $12.9 million during the first nine months of 2002. The royalty revenue from Samsung is fixed through March 31, 2004 and becomes variable based thereafter. We do not expect to realize significant license or royalty revenues from Samsung after March 31, 2004. We expect to continue to seek new licensing opportunities.

Cost of product revenues

Cost of product revenues increased by $38.0 million or 110.9% to $72.3 million for the quarter ended September 30, 2003 from $34.3 million for the quarter ended September 30, 2002. The increase in cost of product revenues was primarily the result of a 60.0% increase in the number of digital media units sold due to significantly increased demand and a 146.8% increase in the average capacity per digital media unit sold. Cost of product revenues increased by $91.6 million or 114.3% to $171.8 million for the nine months ended September 30, 2003 from $80.2 million for the nine months ended September 30, 2002. The increase in cost of product revenues was primarily the result of a 80.5% increase in the number of digital media units sold due to significantly increased demand and a 74.3% increase in the average capacity of flash card products sold. These factors were partially offset by declines in our product costs compared to our product costs during the nine months ended September 30, 2002.

Gross margin

Gross product margin increased to 23.3% during the quarter ended September 30, 2003, as compared to 17.0% during the quarter ended September 30, 2002. This increase was primarily the result of a 49.4% decline in our average cost per megabyte of digital media sold, partially offset by a 42.8% decline in our average selling price per megabyte, during the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. Gross product margin increased to 22.5% during the nine months ended September 30, 2003, as compared to 16.1% during the nine months ended September 30, 2002. This improvement was primarily the result of a 34.7% decline in our average cost per megabyte sold partially offset by a 28.1% decline in our average selling price per megabyte sold and increases in sales related discounts to $36.5 million, or 14.1% of gross product revenue, during the nine months ended September 30, 2003 compared to sales related discounts of $14.2 million, or 12.9% of gross product revenue, during the nine months ended September 30, 2002.

We generally have higher gross margins on products we manufacture and resell compared with products we purchase and resell. Products we purchase and resell have increased as a percentage of our total net revenues. We expect that products that we purchase and resell will continue to increase as a percentage of our total revenues, which would have an adverse affect on our gross product margins. We expect to begin manufacturing and selling additional flash card formats during the fourth quarter of 2003 and first quarter of 2004. Additionally, we anticipate that overall market demand for NAND flash memory will outpace supply during the fourth quarter of 2003, resulting in increased component costs for the products we manufacture or products we purchase. As a result, if we are not able to increase the selling prices of our products in relation to the anticipated increase of the costs of the products, we will experience reduced product margins during the fourth quarter of 2003 and during the first quarter of 2004.

Operating expenses

Research and Development.    For the third quarter of 2003, research and development expenses increased to $1.8 million, or 1.8% of total net revenues, from $1.5 million, or 3.2% of total net revenues, for the third quarter of 2002. The increase in research and development expenses in the third quarter of 2003 primarily reflects an increase of approximately $0.4 million in compensation costs as a result of hiring related to new product development. The decline in research and development expenses as a percentage of revenue in the third quarter of 2003 was primarily due to the 115.8% increase in total net revenues, partially offset by the effect of the 25.2% increase in research and development costs, as compared to the third quarter of 2002. For the first nine months of 2003, research and development expenses increased 27.2% to $5.5 million, or 2.3% of total net revenues, from $4.3 million, or 4.0% of total net revenues, for the first nine months of 2002. The increase in research and development expenses in the first nine months of 2003 was primarily due to an approximate $1.1 million increase in compensation costs as a result of hiring related to new product development. The decline in research and development expenses as a percentage of total net revenue in the first nine months of 2003 was primarily due to the 116.4% increase in total net revenues, partially offset by the effect of the 27.2% increase in research and development costs, as compared to the first nine months of 2002. We expect research and development expenses to continue to increase in the fourth quarter of 2003 due to increased headcount and product development costs.

Sales and Marketing.    Sales and marketing expenses for the third quarter of 2003 increased to $8.0 million, or 8.1% of total net revenues, as compared to $4.7 million, or 10.2% of net revenues, for the third quarter of 2002. The increase in sales and marketing expenses was primarily due to a $1.1 million increase in freight and fulfillment, a $1.0 million increase in market development activities, and an increase of $0.8 million in compensation costs, including commissions. The decline in sales and marketing expenses as a percentage of revenue in the third quarter of 2003 was primarily due to the 115.8% increase in total net revenues, partially offset by the effect of the 71.6% increase in sales and marketing costs as compared to the third quarter of 2002. Sales and marketing expenses for the first nine months of 2003 increased to $21.2 million, or 9.0% of total net revenues, as compared to $12.1 million, or 11.2% of net revenues, for the first nine months of 2002. The increase in sales and marketing expenses was primarily due to a $4.3 million increase in market development and advertising activities, an increase of $2.3 million in freight and fulfillment costs and an increase of $1.9 million in compensation costs, including commissions. The decline in sales and marketing expenses as a percentage of total net revenues in the third quarter of 2003 was primarily due to the 116.4% increase in total net revenues, partially offset by the effect of the 74.7% increase in sales and marketing costs as compared to the third quarter of 2002. We expect sales and marketing expenses to increase in relation to anticipated revenue growth.

General and Administrative.    General and administrative expenses for the third quarter of 2003 increased to $5.6 million, or 5.7% of total net revenues, as compared to $2.4 million, or 5.3% of net revenues, for the third quarter of 2002. The increase in general and administrative costs in the third quarter of 2003 was primarily due to a $1.6 million increase in legal expenses, primarily in connection with our efforts to protect our intellectual property, and a $1.1 million increase in compensation expenses. General and administrative expenses for the first nine months of 2003 increased to $13.5 million, or 5.8% of total net revenues, as compared to $7.3 million, or 6.7% of net revenues, for the first nine months of 2002. The increase in general and administrative costs in the first nine months of 2003 was primarily due to a $3.5 million increase in legal expenses, primarily in connection with our efforts to protect our intellectual property, and a $2.0 million increase in compensation expenses. The decline in general and administrative expenses as a percentage of revenue in the first nine months of 2003 was primarily due to the 116.4% increase in total net revenues, partially offset by the effect of the 85.3% increase in general and administrative costs as compared to the first nine months of 2002. We expect general and administrative expenses will continue to increase moderately in relation to anticipated revenue growth. If additional litigation were filed against us, or our legal fees increase beyond our current expectations, our general and administrative expenses could increase significantly.

Other Income (Expense)

Other income and expenses for the third quarter of 2003 decreased to an expense of $458,000 from income of $18,000 for the third quarter of 2002. This overall decrease was primarily due to the effect of foreign exchange losses incurred during the third quarter of 2003 that was partially offset by interest income and the decline in interest expense as a result of having no borrowings during the third quarter of 2003. Other income and expenses for the first nine months of 2003 decreased to $467,000 in expense from $28,000 in income for the first nine months of 2002. This decrease was primarily due to the effect of foreign exchange losses, offset by a decrease in interest expense as a result of having lower average debt balances during the first nine months of 2003 and an increase interest income.

Income Taxes

Income tax expense for the third quarter of 2003 was $0.7 million, or 0.7% of total net revenues, as compared to income tax expense of $0.9 million, or 1.9% of total net revenues, for the third quarter of 2002. Income tax expense for the third quarter of 2003 relates primarily to taxable operations in foreign jurisdictions and state income taxes and Federal alternative minimum taxes. Income tax expense for the first nine months of 2003 was $1.2 million, or 0.5% of total net revenues, compared to income tax expense of $6.1 million, or 5.6% of total net revenues, for the first nine months of 2002. Income tax expense for the first nine months of 2002 included $5.2 million representing foreign taxes withheld from a license prepayment.

Liquidity and Capital Resources

Net cash provided by operating activities was $5.4 million for the nine months ended September 30, 2003 as compared to $9.0 million for the nine months ended September 30, 2002. Non-cash charges for the 2003 period included $1.2 million of depreciation and amortization, $0.5 million of amortization of stock-based compensation, and $0.9 million of tax benefit from employee stock plans. Decreases in cash provided by operating activities for the period included a $9.6 million increase in net accounts receivable, resulting primarily from increased sales volume, and increases in net inventory of $33.6 million due to increased inventory purchases to support anticipated sales volume in the fourth quarter of 2003, and increases in prepaid expenses and other assets of $7.0 million primarily due to prepaid inventory purchases. Additionally, in the first nine months of 2003, deferred license revenue and product margin decreased by $8.6 million, which was attributable to $13.0 million in amortization of prepaid license and royalty fees and was partially offset by a $4.4 million increase in deferred product margin. These decreases in cash provided by operations were partially offset by increases in accounts payable and accrued liabilities of approximately $40.6 million, related to increases in accounts payable of $31.3 million which were primarily the result of increased inventory purchases, and increases of approximately $4.7 million in accrued price protection, rebates and market development funds. Non-cash charges for the 2002 period included $1.3 million of amortization of stock-based compensation and $0.9 million of depreciation and amortization. During the nine months of 2002, our cash position from operations was favorably impacted by an increase in deferred revenue of $23.5 million, which was primarily attributable to prepayment of fixed royalties and licensing fees from Samsung and increases in accounts payable and accrued liabilities of $17.9 million due primarily to inventory purchases. This favorable impact was partially offset by increases in accounts receivable of $18.3 million due to increased sales volume, increases in inventories of $13.6 million and increases in prepaid expenses and other assets of $1.2 million.

Net cash used in investing was approximately $1.6 million and $1.6 million for the first nine months of 2003 and 2002, respectively. Expenditures in both periods were primarily for purchases of property and equipment.

Net cash provided by financing activities was $83.8 million for the nine months ended September 30, 2003. During the third quarter of 2003 we completed the public offering of 5.75 million shares of our common stock at a price of $16.50 per share. As a result of the offering we raised $90.1 million after expenses. Proceeds from exercise of stock options, issuance of stock under employee stock purchase plans, and repayment of notes receivable from shareholders during the first nine months of 2003 were $8.2 million. During the first quarter of 2003, we repaid the $14.6 million owed under our credit facility with Greater Bay Bank. On April 3, 2003, we entered into a new credit facility with Silicon Valley Bank. Our agreement with Silicon Valley Bank provides for advances of up to $25 million. Of this amount, $10 million is available on a non-formula basis and the remaining $15 million is available based upon 75% of the amount of eligible receivables. All advances under this facility are to be secured by our assets. Interest is payable on borrowings at the bank’s prime rate plus 0.5%. The bank’s prime rate was 4.00% as of September 30, 2003. We are required to maintain certain financial covenants over the term of the credit facility, which expires on April 2, 2005. At September 30, 2003, we had no borrowings outstanding under this credit facility. Net cash provided by financing activities was $10.2 million for the nine months ended September 30, 2002 and was primarily the result of debt proceeds of $37.6 million offset by debt repayments of $25.9 million, and net proceeds from equity transactions of $0.8 million.

The following table outlines our contractual obligations and commercial commitments at September 30, 2003:

	Payments due by period (in thousands)
	Total amount committed	Less than 1 year	1–3 years	4–5 years	After 5 years
Contractual obligations:
Operating leases (net of sublease income)	$1,711	$1,104	$607	$—	$—
Unconditional purchase obligations	1,707	1,707	—	—	—

Total contractual obligations	3,418	2,811	607	—	—

Other commercial commitments:
Standby letters of credit	5,000	5,000	—	—	—

Total contractual obligations and commercial commitments	$8,418	$7,811	$607	$—	$—

Recent accounting developments

In November 2002, the FASB issued FASB Interpretation, or FIN, No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of

FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure provision of FIN No. 45 for the year ended December 31, 2002. We provide warranties that range from one year for card readers to limited lifetime warranties for our professional products. Warranty costs are the costs to rework or scrap returned inventories. We have historically experienced minimal warranty costs. The impact of the recognition and measurement provisions of FIN No. 45 did not have any impact on our financial position, results of operations, or cash flows for the three and nine-month periods ended September 30, 2003.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 did not have a material impact on our financial position, results of operations, or cash flows for the three and nine-month periods ended September 30, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire our stock. We adopted the annual disclosure provisions of SFAS No. 148 in our financial report for the year ended December 31, 2002 and have adopted the interim disclosure provisions for quarterly financial reports starting in the quarter ended March 31, 2003. The adoption of this standard involves disclosures only and did not have any material impact on our financial position, results of operations, or cash flows for the three and nine-month periods ended September 30, 2003.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. On October 9, 2003, the FASB released FASB Staff Position 46-6, which deferred the effective date for the consolidation guidance of FIN 46 from July 1, 2003 to December 31, 2003, for Variable Interest Entities existing prior to February 1, 2003. We did not have any variable interest entities, as defined under FIN No. 46, for the three and nine month periods ended September 30, 2003 and we do not expect to have any in the future. Accordingly, the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows for the three and nine-month periods ended September 30, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under Statement of Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133, (ii) in connection with other FASB projects dealing with financial instruments, and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS No. 149 will be applied prospectively. We did not have any derivative instruments, as defined under SFAS No. 149, for the three and nine month periods ended September 30, 2003 and we do not expect to have any in the near future. Accordingly, the adoption of this standard did not have any impact on our financial position, results of operations, or cash flows for the three and nine-month periods ended September 30, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many such instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We did not have any financial instruments with characteristics of both liabilities and equity, as defined under SFAS No. 150, for the three and nine-month periods ended September 30, 2003 and we do not expect to have any in the future, accordingly, we do not believe that the adoption of this statement will have a material impact on our financial position, cash flows or results of operations.

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

Our operating results and gross margins may vary significantly in the future based on a number of factors related to our industry and the markets for our products. We will have little or no control over many of these factors and any of these factors could cause our operating results and gross margins, and consequently the price of our common stock, to fluctuate significantly. These factors include, among others:

•	increases in the price of flash memory that we buy;

•	competitive pricing pressures for the products we sell;

•	the availability of flash memory, particularly flash memory that meets our technological requirements;

•	the rate of growth of the market for digital cameras and digital film;

•	fluctuation in demand for our products, including seasonal demand for our products and the volume and timing of potential retail customer and distributor orders;

•	the amount of price protection, volume incentive rebates, discounts, market development funds, cooperative advertising payments and other concessions and discounts that we may need to provide to some of our customers due to competitive pricing pressures;

•	availability of sufficient silicon wafer foundry capacity and product components to meet customer demand;

•	our ability to estimate revenue reserves for product sales to certain customers;

•	the timing and amount of expenses related to obsolescence and disposal of excess inventory and the difficulty of forecasting and managing our inventory levels;

•	the timing and amount of any reductions in the average selling prices of our products and services;

•	the mix of business between retail, OEM and licensing;

•	the difficulty of forecasting sell-through rates of our products and their impact on inventory levels at our distributors and customers, which may result in additional orders being delayed or reduced and inventory being returned;

•	price reductions in key components, such as flash memory, could result in reduced margins when selling products that include previously purchased components held in inventory;

•	increases in costs charged by our component or card suppliers or the failure of our suppliers to decrease the prices they charge to us when industry prices decline;

•	the timing and amount of orders and cancellations from existing and new customers;

•	the announcement or introduction of products and technologies by competitors;

•	the timing and manner of revenue recognition for any given customer, including the deferral of revenue from new customers until the product is sold to their customers or changes in our ability to estimate appropriate reductions in product revenue based upon historical experience which may lead to the deferral of revenue until product is sold to their customers;

•	any lessening or decline in the trend of sequential increases of the capacity per unit sold of digital storage media;

•	competing flash card standards, which displace the standards used in our products;

•	shortages of components such as capacitors and printed circuit boards required for the manufacturing of our products;

•	exchange rate fluctuations, particularly the U.S. dollar to British pound and Japanese yen and the British pound to Euro exchange rates;

•	commencement of or involvement in litigation;

•	potential product quality problems which could raise return or rework costs; and

•	whether we can sell controllers in the volumes and at the prices we anticipate.

In addition, as a result of the emerging nature of our market, we may be unable to accurately forecast our revenues and gross margins. We incur expenses based predominantly on operating plans and estimates of future revenues. Our expenses are to a large extent fixed and we may not be able to adjust them quickly to meet a shortfall in revenues during any particular quarter. We also plan inventory levels based on anticipated demand for our products and on anticipated product mix. As we anticipate increased demand for certain products we invest more heavily, so the risk of an error in forecasted demand is greater. Any significant shortfall in revenues in relation to our expenses and planned inventories would decrease our net income or increase our operating losses and harm our financial condition. Declines in our operating results or gross margins may cause us to fail to meet the expectations of investors or securities analysts, which would be likely to cause the market price of our common stock to decline.

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

As a result of the supply agreement we entered into with Samsung in April 2001, it is our primary supplier of flash memory, which is the primary cost of our digital media. We expect that the demand for flash memory over the remainder of this year and continuing into next year will be substantially greater than the supply of flash memory due to the increasing demand for digital cameras, increased use of flash memory in cellular phones and other digital consumer products, such as USB flash drives, as well as reduced yields as NAND manufacturers phase to smaller flash geometries. Shortages of flash memory now exist. If we are unable to obtain sufficient quantities of flash memory from Samsung or from another flash memory supplier in a timely manner and at competitive prices, we will not be able to manufacture and deliver flash memory products to satisfy our customers’ requirements. Because we now obtain and will likely obtain most of our flash memory from Samsung for the foreseeable future, our relationships with other flash suppliers are not as strong as they may have been in the past. Other flash suppliers may not be able to supply our flash memory needs if we cannot obtain adequate supplies from Samsung. Even if we are able to obtain flash memory in sufficient volumes and on schedules that permit us to satisfy our delivery requirements, we cannot assure you that the prices charged by these suppliers will enable us to compete effectively in our market. If we are unable to satisfy the requirements of our customers or supply digital media to them in the volumes they request, they will likely reduce future orders or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. If we are unable to obtain flash memory at economical prices, our gross margins would decline unless we could raise the prices of our products in a commensurate manner or offset the cost increases elsewhere. The existing competitive conditions may not permit us to do so, which would adversely impact our revenues and gross margin.

In addition, if Samsung does not offer us prices, sales terms and credit terms that are sufficient to meet our growing needs, we might have to seek alternate suppliers or additional financing. Furthermore, if Samsung is unable to increase its output of flash memory in a manner commensurate with our needs, or to manufacture flash memory that is technologically and price competitive, or if it has any interruptions in shipment for any reason, we would be unable to satisfy our customers’ requirements. For example, Samsung is emphasizing smaller flash geometries over multi-level cell technology. If multi-level cell technology can be manufactured in volume at high yields, it could offer significant cost advantages over single-level cell technologies. If we are unable to satisfy the requirements of our customers, they may reduce any future orders or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. Samsung has also publicly announced that it will be directly entering the retail market for flash memory cards, making it a direct competitor to us. Samsung and many other potential suppliers of flash memory are located in Asia, a region that has been, and in the future may be, affected by economic and political instability that could adversely affect the price and supply of flash memory.

The solid-state storage market is evolving and we may not have rights to manufacture and sell certain types of digital film formats or we may be forced to pay a royalty to sell digital film in these formats. Future digital film formats may not use our core technology.

Many new digital cameras and other consumer devices now use emerging flash memory formats such as the Secure Digital Card or the xD Picture Card formats, which we do not currently manufacture and do not have rights to manufacture. The Secure Digital Card, for example, was introduced by a consortium consisting of SanDisk, Matsushita and Toshiba. The consortium charges license fees to other companies that want to manufacture this product. The Secure Digital Card and the xD Picture Card have rapidly gained broad consumer acceptance. This will likely result in a decline in demand, on a relative basis, for other products that we manufacture. We currently source such products from third parties. We generally have higher gross margins on products we manufacture compared with products we purchase and resell. Products we purchase and resell have increased as a percentage of our total net revenues. Until we begin to manufacture such products ourselves, we expect that products that we purchase and resell will continue to increase as a percentage of our total revenues, which will hurt our gross product margin. We expect to begin the manufacture of additional flash card formats during the fourth quarter of 2003 and the first quarter of 2004, though we may be unable to secure licensing arrangements that give us the right to manufacture these new or other future formats at reasonable rates or at all. If we are not able to supply all flash card formats at competitive prices or if we were to have product shortages, our margins would be adversely impacted and our customers would likely cancel orders or seek other suppliers to replace us.

If we are unable to generate increased revenue from licensing our intellectual property, our gross margins and profitability would be negatively impacted.

We have historically derived the substantial majority of our licensing revenue from a limited number of sources. If we fail to generate significant licensing revenues or increase the revenues we derive from our higher margin controller sales, we may not grow our revenues and margins as planned. In March 2002, we executed a new license agreement with Samsung that provided for fixed license payments through March 31, 2004 and variable based royalties thereafter. Whether we will be paid any royalties under the variable based royalty obligations depends on many factors, including which flash products Samsung manufactures and sells and in what volumes, as well as our relative market share and our aggregate purchases from Samsung. We may not realize any additional royalties from Samsung after March 31, 2004. If our licensing revenue declines, our revenues, gross margins and earnings will be negatively impacted. There can be no assurance that we will be successful in our efforts to secure new license or royalty revenues.

Our unit volume has increased substantially over the last year and has strained our operations infrastructure and our supply chain.

Over the last year, the number of units we manufacture on a weekly basis has increased significantly. This significant increase in growth has strained our supply chain and operational capabilities. Our contract manufacturers may not be able to manufacture cards at levels necessary to sustain our increased growth. Our other vendors, such as those that package our products, also may have trouble meeting our additional demands on them. If we are not able to continue to accommodate this increased unit demand from our customers, we may have product shortages. If we were to have product shortages, our customers would likely cancel orders or seek other suppliers to replace us. If we are unable to manufacture products at rates sufficient to keep up with our component purchases, we may have too much inventory that would later need to be written down if component prices decrease. In addition, we must continue to make significant investments in our existing internal information management systems to support increased manufacturing, as well as accounting and other management related functions. Our systems, procedures and controls may not be adequate to support rapid growth, which could in turn harm our business, financial condition and results of operations. In addition, the improvement in economic conditions will likely extend the lead-time for procuring components. If we do not plan properly or if the demand rises too quickly, we will face material shortages.

If we are unable to continue to develop, competitively market and sell our JumpDrive portable flash storage product line, our revenues, gross margins and profitability would be negatively impacted.

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

We had approximately $134.9 million in cash and cash equivalents as of September 30, 2003. We currently anticipate that this amount, together with funds available under our bank and vendor credit facilities, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. However, we might need to raise additional funds prior to the expiration of this period to fund additional growth. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing shares of common stock, preferred stock, debt securities, or warrants or otherwise, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to maintain our product development schedule, respond to competitive pressures or grow our business.

Increased competition in the digital media market may lead to a decrease in our revenues and market share.

Our industry is characterized by intense competition, supply shortages, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. Our existing competitors include many large domestic and international companies that have longer operating histories and greater brand name recognition, greater access to flash memory, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with retailers, OEMs and end users. As a result, these competitors may be able to better absorb price declines, ensure more stable supply, adapt more quickly to new or emerging technologies or devote greater resources to the promotion and sale of their products than we may. Ultimately, this may lead to a decrease in our sales and market share.

Our primary competitors are companies that sell flash media into the mass market, photo and OEM channels. Many of these companies are manufacturers with both controller and flash memory capabilities, such as Renesas (a joint venture between Hitachi and Mitsubishi), Samsung, SanDisk and Toshiba. Samsung has

begun to sell flash cards in larger volumes to third parties, including to our competitors, and has publicly announced its intention to sell flash cards directly to retail customers. Renesas has recently made several announcements that suggest that it has increased its commitment to flash memory. Hynix, Infineon and Micron have also indicated that they may enter the NAND flash market. SanDisk and Toshiba jointly develop and manufacture both low-cost and high-performance flash memory. Because flash memory represents a significant portion of the cost of flash media, SanDisk may have a competitive advantage in that it has access to flash memory at prices that may be substantially below the prices that Samsung will charge to us.

We also face significant competition from manufacturers or card assemblers and resellers that either resell flash cards purchased from others or assemble cards from controllers and flash memory chips purchased from companies such as Renesas, Samsung or Toshiba, into flash cards. These companies, include Crucial, Dane-Elec, Delkin Devices, Eastman Kodak, Feiya Corporation, Fuji, Hagiwara, Hewlett Packard, I/O Data, Infineon, Kingston Technology, M-Systems, Matsushita, Memorex, Memory Plus, Micron, PNY, PQI, Pretec, Ritek, Samsung, Silicon Storage Technology, Silicon Tek, Simple Technology, SMART Modular Technologies, Sony, TDK, Transcend, Viking Components and many others.

An increasing number of companies are manufacturing their own controllers, including KTC, SanDisk, Silicon Storage Technologies, Solid State System Co. Ltd., and a number of other companies. Such companies either combine their controller with flash memory from third parties to manufacture their own flash cards or sell their controllers to third parties who use them to assemble flash cards. Additionally, major semiconductor companies such as Hynix, Infineon, Micron, Renesas, Samsung and Toshiba have also developed or are currently developing their own controllers that will likely compete with our controller and card sales.

Many companies have introduced USB Drives that compete directly with our JumpDrive line of products. These include Apacer, Belkin, Iomega, JM Tek, M-Systems, Netac, PenDrive, Samsung, SanDisk, Simple, Trek and many others.

Our competitors have also introduced additional flash card formats. For example, a consortium consisting of SanDisk, Matsushita and Toshiba developed the Secure Digital Card, a media format used in digital cameras as well as in other electronic applications, and Fuji and Olympus introduced the xD Picture Card. We do not currently manufacture these new flash memory products, and we may not be able to do so in the future at a reasonable rate or at all. By some estimates, these two products may comprise half of the flash cards sold in 2004. If we are unable to obtain the rights to manufacture and sell these products, our business will be adversely affected.

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

As of September 30, 2003, we had an accumulated deficit of approximately $110.8 million. We cannot assure you that we will be able to sustain profitability in future periods, and we will likely use cash for operations. Our ability to sustain profitability depends on the rate of price decreases for our products, the growth of the markets for digital cameras, digital film and digital storage media, the extent to which our products, particularly our higher margin products, are accepted by these markets, our ability to charge a premium for our higher performance products and our ability to adequately control our operating expenses, particularly our litigation costs. We also must continue to reduce the costs of producing and selling our digital film products by controlling our internal and channel inventory, securing the best available pricing for flash cards and components used in our digital media products and reducing our manufacturing costs. If we are unsuccessful in increasing revenues from our higher margin products and controlling our operating expenses, we may not be able to sustain profitability on a quarterly or an annual basis.

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

Consumers continue to exert pressure on digital camera manufacturers and on us to lower prices of digital photography products, such as our digital film, to prices comparable to those of traditional photography products. Our competitors also impose pricing pressures on us. Often these pricing pressures have been possible as a result of lower flash memory costs, but if flash memory costs rise we will experience additional margin pressure. In addition, because a large percentage of our sales are to a small number of customers that are primarily retail consumer chains, distributors and large OEMs, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. In the past we have significantly reduced the prices of many of our flash products from time to time, and we may need to continue to do so to remain competitive. Any reduction in prices by us will hurt our gross margins unless we can manage our internal and channel inventories and our cost structure to minimize the impact of such price declines and reduce our costs. We have also begun to sell our products to certain customers on a consignment basis, resulting in higher inventory levels.

If we are unable to reduce our costs to offset declines in average selling prices or increase the sales volume of our existing products, our revenues and gross margins will be adversely affected. We anticipate that our average selling prices will continue to decline in the fourth quarter. This may negatively impact our anticipated growth in product revenues as well as our gross margins, particularly if the decline in our average selling prices is not matched by price declines in our component costs, primarily the cost of flash memory.

Because we protect many of our retail customers and distributors against the effects of price decreases on their inventories of our products, we have in the past and may in the future incur large price protection charges if we reduce our prices when there are large quantities of our products in our distribution channel.

More than half of our product sales in 2001, 2002 and the first nine months of 2003 were made through distributors and retailers to which we have provided price protection. Price protection allows customers to receive a price adjustment on existing inventory when its published price is reduced. In an environment of slower demand and abundant supply of products, price declines and channel promotions expenses are more likely to occur and, should they occur, are more likely to have a significant impact on our operating results. Further, in this environment, high channel inventory may result in substantial price protection charges. These price protection charges have the effect of reducing gross sales and gross margin. During 2002, we incurred approximately $7.6 million in price protection charges, and during the first nine months of 2003, we incurred approximately $10.4 million in price protection charges. We anticipate that we will continue to incur price protection charges for the foreseeable future due to competitive pricing pressures. If our price protection reserves are insufficient or we are not able to estimate future charges, our revenues and gross margins would be adversely affected in future periods.

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

Historically, a small number of our customers have accounted for a significant portion of our revenues. During the first nine months of 2003, sales to the ten customers from which we received the greatest revenues accounted for approximately 55.1% of our total gross revenues. Our revenues could decline if one or more of these customers were to significantly reduce, delay or cancel their orders, decide to purchase digital media manufactured by one of our competitors, develop and manufacture their own digital media or cease operations due to the downturn in the global economy or otherwise. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

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

We sell a significant percentage of our digital media products through retailers, most notably CompUSA, Office Max, Ritz, Target and Wal-Mart, rather than through OEMs. Sales to retailers subjects us to many special risks, including the following:

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

We have a sole source of supply for each of the following components:

•	transistors for our CompactFlash and connectivity products;

•	connectors for our JumpDrive Pro and CF Type II products;

•	the interface circuit for our JumpDrive Music products;

•	the plastic housing for JumpDrive products;

•	the interface circuit for our JumpDrive Pro products; and

•	the switches for our Memory Stick products.

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

We also do not manufacture certain flash cards such as the Memory Stick Duo, Memory Stick PRO, Secure Digital Card, SmartMedia Card, xD Picture Card and Multi-Media Card. Until we are able to develop our own flash memory controller for these and other products, we must purchase such cards from third parties for resale. We do not have long-term supply contracts with all of these suppliers, and therefore face the risks of inadequate supply, price increases, late delivery or unavailability. If our supply of such products is disrupted, we will lose existing customers and may be unable to replace them or to attract new ones.

We depend on United Microelectronics Corporation, or UMC, to manufacture all of our controllers, and if we are unable to obtain from UMC sufficient quantities of controllers at acceptable quality, yields and prices, and in a timely manner, we may not be able to meet customer demand for our products, which could limit the growth and success of our business.

We do not own or operate a semiconductor fabrication facility, or fab. Instead, we rely on a single outside foundry, UMC of Taiwan, to produce the majority of our controller products. Our reliance on an independent foundry involves a number of significant risks, including

•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs; and

•	unavailability of, or delayed access to, next-generation or key process technologies.

We have recently entered into a supply agreement with UMC under which we are obligated to provide UMC with a rolling forecast of our anticipated purchase orders. Such forecasts may only be changed by a certain percentage each month. This limits our ability to react to significant fluctuations in demand for our products. If UMC were to become unable or unwilling to continue manufacturing our controllers in the required volumes, at acceptable quality, yields and prices, and in a timely manner, we might not be able to meet customer demand for our products, which could limit the growth and success of our business. Although we have attempted to diversify our sources of controllers by qualifying other fabs, such as Taiwan Semiconductor Manufacturing Corporation, we cannot assure you that they will have sufficient capacity to accommodate our demand at any particular time.

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

Our products are currently assembled and tested by Venture Manufacturing Services in Newark, California and Venture Manufacturing in Singapore and Bintan, Indonesia, Vitron in San Jose, California, PC Partner in USA and PC Partner in China. We do not have a long-term agreement with Vitron, Venture Manufacturing or PC Partner and typically obtain services from them on a per order basis. Additionally, our controllers are assembled, tested and packaged primarily by Advanced Semiconductor Engineering, Inc. in Taiwan, Advanced Interconnect Technologies in Indonesia and Multitech Design & Test, Inc. in Sunnyvale, California. Our reliance on these subcontractors involves risks such as reduced control over delivery schedules, quality assurance, inventory levels and costs. These risks could result in product shortages or increase our costs of manufacturing, assembling or testing our products. If these subcontractors are unable or unwilling to continue to provide assembly and test services and deliver products of acceptable quality, at acceptable costs and in a timely manner, we would have to identify and qualify other subcontractors. This could be time-consuming and difficult and result in unforeseen operations problems.

Our failure to successfully promote our brand and achieve strong brand recognition in target markets could limit or reduce the demand for our products and services.

We believe that brand recognition will be important to our ability to succeed as the digital photography and the digital media markets continue to develop. We plan to continue to invest in marketing programs to create and maintain prominent brand awareness. If we fail to promote our brand successfully, or if the expenses associated with doing so become increasingly high, our business may not grow as we anticipate. In addition, if our products exhibit poor performance or other defects, our brand may be adversely affected, which would inhibit our ability to attract or retain customers.

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

Net Revenues outside of the United States accounted for approximately 31.4% of our total net revenues for the nine months ended September 30, 2003. We generated a majority of our international revenues from licensing agreements in Asia and product sales in Europe and Asia. The European and Asian markets are intensely competitive. One of our principal growth strategies is to expand our presence in this and other international markets both through increased international sales and strategic relationships. We have begun conducting transactions in the Euro, and are expanding distribution of our products into Latin America. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our net revenues in future periods. Accordingly, we are subject to international risks, including:

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

We have foreign subsidiaries in Great Britain and Japan that operate and sell our products in various global markets. As a result, we are exposed to risks associated with changes in foreign currency exchange rates for our sales as well as our costs denominated in those currencies. We use forward contracts, to manage the exposures associated with our net asset or liability positions. However, we cannot assure you that any policies or techniques that we have implemented will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations.

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

Our revenues and our ability to sustain profitability depend significantly on the overall demand for flash cards and related products. Our customers’ decisions to purchase our products are largely discretionary. The slowdown in the U.S. and global economy may cause customers to defer or alter purchasing decisions, and accordingly could reduce demand for our products. Softening demand for these products caused by worsening economic conditions has resulted in the past, and may again in the future, result in decreased revenues.

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

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and other methods to protect our proprietary technologies. As of October 31, 2003, we have been granted or allowed 67 patents in the United States and other countries and have over 90 pending United States and foreign patent applications. We cannot assure you, however, that:

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

We are a party to litigation with third parties to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. We expect to be involved in additional patent litigation in the future. These lawsuits could subject us to significant liability for damages. These lawsuits could also lead to the invalidation of our patent rights. Patent lawsuits are extremely expensive and time-consuming and can divert management’s time and attention. When we sue other companies for patent infringement, it may prompt them to respond by suing us for infringement of their patents. We are also negotiating license agreements with third parties, which could result in litigation if these negotiations are unsuccessful. Additional patent litigation would significantly increase our legal expenses, which would result in higher operational expenses and lower operating margins. We are currently in patent litigation with Toshiba. In this litigation, we have asserted that Toshiba infringes thirteen of our patents through their sale of flash memory chips, cards and cameras. In a separate action, Toshiba has asserted that we infringe eight of Toshiba’s patents through our sale of flash devices that we manufacture and readers. Such products comprise a substantial portion of our revenues. If we were found to infringe Toshiba’s patents or if we were involved in other intellectual property litigation, we could be forced to do one or more of the following:

•	pay damages on products that were found to infringe the other party’s patents;

•	stop selling products or using technology that contain the allegedly infringing intellectual property;

•	attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all; and

•	attempt to redesign those products that contain the allegedly infringing intellectual property.

If we are forced to take any of the foregoing actions, we may incur additional costs or be unable to manufacture and sell our products.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk.    We sell our products primarily to customers in the U.S. and, to a lesser extent, Japan, Europe and Canada. Most of our sales are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our sales will be denominated in British pounds, the Japanese yen, the Euro, the Canadian dollar and possibly Latin American currencies. Foreign currency denominated revenues were approximately 15% and 25% of our total product revenues for the nine months ended September 30, 2003 and 2002, respectively. Foreign currency denominated costs were approximately 4% and less than 1% of our cost of product revenues for the nine months ended September 30, 2003 and 2002, respectively. As a result, it is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar rises in comparison to the local currency, which may make it more difficult to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. In addition, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. These risks could become more significant if we expand business outside the U.S. or if we increase sales in non-U.S. dollar denominated currencies.

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

We record our hedges of foreign currency denominated assets and liabilities at fair value with the related gains or losses recorded in foreign exchange loss, net in our Statements of Operations. During the nine months ended September 30, 2003, we entered into hedges on intercompany payables denominated in the British pound and Japanese yen. The gains and losses on these contracts were partially offset by transaction losses and gains on the underlying balances being hedged. In addition, during the nine months ended September 30, 2003, the foreign currency exposure on our net asset and liability positions were not fully hedged. Our net foreign exchange losses on hedging transactions were approximately $0.5 million for the quarter ended September 30, 2003 and were approximately $0.6 million for the nine months ended September 30, 2003. Our net foreign exchange gains on hedging transactions were approximately $0.1 million for both the three-month and nine-month periods ended September 30, 2002. As of September 30, 2003, we held forward contracts with an aggregate notional value of $25.4 million to hedge the risks associated with British pound and Japanese yen denominated assets and liabilities. A 10% adverse move in currency exchange rates affecting the contracts would decrease the fair value of the contracts by $3.3 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of our foreign currency exposure would only have an impact on our income or cash flow to the extent that our net foreign currency asset or liability exposure is not hedged.

Interest rate risk.    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. The risk associated with fluctuating interest expense is limited to the exposure related to those debt instruments and credit facilities that are tied to market rates. Accordingly, our interest rate risk is primarily related to our credit facility with Silicon Valley Bank that we entered into on April 3, 2003. Prior to this, our interest rate risk primarily related to our credit facility with Greater Bay Bank. At September 30, 2003, we had no amounts outstanding under our facility with Silicon Valley Bank. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk and market risk. We plan to mitigate default risk by investing in investment-grade securities. We have historically invested in investment-grade, short-term securities that we have held until maturity to limit our market risk.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at September 30, 2003. Actual results may differ materially.

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

Changes in Internal Controls.    During the quarter ended September 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This case has been coordinated for discovery purposes with our litigation against Toshiba, Pretec, PNY, Memtek and C-One. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court has determined that the various actions pending before it will be sequenced beginning with the Toshiba matter. Claim construction in our litigation against Toshiba will be held in January 2004. Our litigation against Fuji, Memtek and PNY will be stayed until after that claim construction with Toshiba has been completed.

On October 1, 2003, we reached a settlement agreement with Ritek Corporation which supplied Fuji with CompactFlash cards between 2001 and 2002. Under the terms of the agreement, Ritek will make a one-time payment for past damages. We have not given Ritek any license to our patents going forward.

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

This case has been coordinated for discovery purposes with our litigation against Toshiba, Pretec, PNY, Memtek and C-One. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court determined that our patent claims against Toshiba will be heard in the initial phase. Claim construction in our litigation against Toshiba will now be held in January 2004. The patents at issue in this first phase will be Lexar’s U.S. Patent No.’s 5,479,638 entitled “Flash Memory Mass Storage Architecture Incorporation Wear Leveling Technique”; 6,145,051 entitled “Moving Sectors Within Block of Information in a Flash Memory Mass Storage Architecture”; 6,397,314 “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash Memory Device”; 6,202,138 “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash”; 6,262,918 “Space Management For Managing High Capacity Nonvolatile Memory”; and 6,040,997 “Flash Memory Leveling Architecture Having No External Latch.” Our litigation against Fuji, Memtek and PNY will be stayed until after that claim construction with Toshiba has been completed.

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

Litigation with SimpleTech, Inc.

On October 1, 2002, SimpleTech, Inc. filed a lawsuit against us in Orange County Superior Court alleging trade libel, libel per se, intentional interference with prospective economic advantage, California unfair competition, violation of the California Unfair Trade Practices Act, violation of the Sherman Antitrust Act, and violation of common law unfair competition. SimpleTech’s lawsuit arose from correspondence between us and SimpleTech and one of its customers regarding our belief that certain of SimpleTech’s products infringe our patents. SimpleTech is seeking damages, including treble damages under its Sherman Act claim, punitive damages, and injunctive relief. On October 30, 2002, we removed this case to federal court where it was pending in the United States District Court for the Central District of California, in Santa Ana.

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

On March 20, 2003, we filed an answer and counterclaim for patent infringement. In our counterclaim, we allege that SimpleTech’s sale of flash memory products infringes our U.S. Patent No. 5,479,638. We are seeking damages as well as an injunction against SimpleTech. A scheduling conference was held on May 5, 2003 and the Court subsequently issued an order setting an anticipated trial date of April 2004. Discovery is continuing.

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

This case has been coordinated for discovery purposes with our litigation against Toshiba, Pretec PNY, Memtek and C-One. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court determined that the litigation will be sequenced beginning with the Toshiba matter. Claim construction in our litigation against Toshiba will be held in January 2004. Our litigation against Pretec, Memtek and C-One will be stayed until after the claim construction with Toshiba has been completed.

Item 2.    Changes in Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

A.    Exhibits

Exhibit Number		Exhibit

10.1	*	Foundry Capacity Agreement dated August 12, 2003 by and between Lexar Media, Inc. and UMC Group (USA).

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for portions of this agreement.

B.    Report on Form 8-K

On September 11, 2003, we filed a Current Report on Form 8-K reporting under Item 5 that we had agreed to sell up to 5,750,000 shares of our common stock at a price of $16.50 per share in a public offering underwritten by JP Morgan Securities Inc., SG Cowen Securities Corporation and C.E. Unterberg, Towbin.

On July 17, 2003, we furnished a Current Report on Form 8-K reporting under Item 12 announcing our financial results for the second quarter ended June 30, 2003, as an exhibit to Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEXAR MEDIA, INC.

/s/ BRIAN T. MCGEE
Brian T. McGee Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: November 13, 2003

INDEX TO EXHIBITS

Exhibit Number		Exhibit

10.1	*	Foundry Capacity Agreement dated August 12, 2003 by and between Lexar Media, Inc. and UMC Group (USA).

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for portions of this agreement.