Form 10-K
period 2003-12-31
LEXAR MEDIA INC
filed 2004-03-15
CIK 1058289

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31103

LEXAR MEDIA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0723123
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

47421 Bayside Parkway, Fremont, California	94538
(Address of Principal Executive Offices)	(Zip Code)

(510) 413-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)   Yes ☒    No ☐

As of June 30, 2003, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price for the Registrant’s common stock as quoted by The Nasdaq National Market on that date) was approximately $580,182,036.

As of March 4, 2004, there were 78,480,256 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding. This is the only outstanding class of stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in May 2004 are incorporated by reference into Part III of this Annual Report on Form 10-K.

LEXAR MEDIA, INC.

FORM 10-K

For The Year Ended December 31, 2003

The Lexar Media name and logo are trademarks that are federally registered in the United States. The titles and logos associated with our products appearing in this report, including JumpDrive, JumpGear and JumpShot, are either federally registered trademarks or are subject to pending applications for registration. Our trademarks may also be registered in other jurisdictions. Other trademarks or trade names appearing elsewhere in this report are the property of their respective owners.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve substantial risks and uncertainties, including, among other things, statements regarding our anticipated revenue and costs and expenses. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project” or “continue” and variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. The risk factors contained in this report in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks That Could Affect Future Results,” as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in 2004.

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

Company Overview

We design, develop, manufacture and market high-performance digital media that we market as digital film as well as other flash based storage products for consumer markets that utilize flash memory for the capture and retrieval of digital content for the digital photography, consumer electronics, industrial and communications markets. To address the growing market for compact digital data and media storage solutions, we also market our JumpDrive® products, which are high-speed, portable Universal Serial Bus, or USB, flash drives for consumer applications that serve a variety of uses, including floppy disk replacement. In addition, we market a variety of connectivity products that link our media products to PCs and other electronic host devices. We also license our proprietary controller technology and sell controllers to other manufacturers of flash storage media.

Our digital film products enable customers to capture digital images and download them quickly to a personal computer for editing, distributing and printing. We offer flash cards in all major media formats currently used by digital cameras and other electronic host devices: CompactFlash, Memory Stick, Memory Stick Duo, Memory Stick PRO, SmartMedia, Secure Digital Card, mini Secure Digital, MultiMedia Card and the xD Picture Card. Of these formats, we currently manufacture CompactFlash and Memory Stick, and we plan to begin to manufacture additional formats in 2004. In manufacturing our CompactFlash and Memory Stick flash cards, we combine flash memory from leading suppliers with our patented controller technology. A controller determines, among other things, the manner in which data is written to and read from the flash memory and is important in determining the overall performance of the flash card. We believe our high-performance CompactFlash cards can record data faster than other CompactFlash cards. This performance advantage is particularly noticeable when used in advanced digital cameras that can take advantage of our digital film’s write speed, or the rate at which our digital film can capture a digital image. In addition, our Write Acceleration, or WA, technology is designed to provide additional performance advantages when enabled by firmware residing in both the digital camera and CompactFlash card. When a WA-enabled camera detects a WA-enabled card, the two are able to transfer data with less overhead, thereby increasing write speed. WA-enabled cameras include certain models of Kodak Professional, Nikon, Olympus, Pentax, Sanyo and Sigma digital cameras. Our digital film is compatible with substantially all digital cameras.

Our JumpDrive product line consists of portable data storage devices that link through a USB connection to allow customers to easily store, transfer and carry data. We introduced and began generating revenue from our JumpDrive products during 2002, and we now market and sell several different JumpDrive models, including JumpDrive 2.0 Pro, JumpDrive Trio, JumpDrive Secure, JumpDrive 2.0 Elite, JumpDrive 2.0 Sport and JumpDrive 2.0 Traveler. We entered the MP3 player market in the fourth quarter of 2003 with the introduction of JumpDrive Music, a USB flash drive that is also a full-featured MP3 player. In addition, we have recently announced the expansion of our consumer electronics products with the introduction of JumpGear MP3, a digital audio player that utilizes our JumpDrive Sport flash drive as its storage medium. Together, these products target the moderately priced, flash based MP3 player market. We intend to continue to expand our JumpDrive product line in 2004.

Our digital media reader/writers are products that facilitate the transfer of digital images and other data files to personal computers and other host devices without a direct connection to the digital camera. Our JumpShot® cable connects the USB port to our USB-enabled CompactFlash digital media to quickly and easily transfer images and other data files.

Our flash memory controller technology can also be applied to a variety of consumer electronic applications, such as digital music players, laptop computers, personal digital assistants, telecommunication and network devices and digital video recorders. In order to extend our technology into these markets, we have selectively licensed our products and technology to third parties in business sectors such as data communications, telecommunications, industrial, computing and embedded markets.

Our principal executive offices are located at 47421 Bayside Parkway, Fremont, California 94538, and our telephone number is 510-413-1200. Our website address is www.lexarmedia.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge, through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Our Products and Services

Flash Media.    We offer flash media in a variety of speeds and capacities to satisfy the different demands of casual photographers and professional photographers. We are one of only two companies to offer all major media formats currently used by digital cameras and other electronic host devices: CompactFlash, Memory Stick, Memory Stick Duo, Memory Stick PRO, SmartMedia, Secure Digital Card, mini Secure Digital, MultiMedia Card and the xD Picture Card. Each of these types of flash cards is referred to as a distinct “form factor.” Each form factor generally is of a unique size and each has a different set of connections to its intended host device. For example, a Memory Stick is approximately the size of a piece of chewing gum, while a Secure Digital Card is approximately the size of a postage stamp. A device that takes a Memory Stick would not typically be able to accept a Secure Digital Card, as the cards are physically and mechanically incompatible. At this time, Sony products accept primarily the Memory Stick format, cameras manufactured by Fuji and Olympus accept primarily the xD Picture Card or Smart Media and cameras sold by other manufacturers (such as Nikon, Canon or Kodak) generally accept either Compact Flash or Secure Digital formats. A number of cell phone manufacturers have recently introduced products that accept Memory Stick Duo, mini Secure Digital and

MultiMedia Cards. We currently manufacture CompactFlash and Memory Stick with our own controller, and we plan to begin to manufacture additional formats in 2004. Flash products manufactured by us are subjected to rigorous design and testing procedures that we believe are more comprehensive than the standards for compatibility set by the industry in general. We guarantee purchasers of our products that our digital film will work seamlessly with any product that uses the particular form factor.

To address the growing market for compact digital data and media storage solutions, we also market our JumpDrive products. We introduced and began generating revenue from our JumpDrive products during 2002, and we now market and sell several different JumpDrive models in a range of size, memory capacities, speeds and functionality, to target specific consumer needs. Our JumpDrive products include the following:

•	JumpDrive 2.0 Pro—a high capacity, high speed USB 2.0 compliant version of JumpDrive;

•	JumpDrive Trio—which can connect a user’s Memory Stick, Memory Stick PRO, Secure Digital Card or MultiMedia Card directly to the USB port;

•	JumpDrive Secure—a rugged, portable USB storage device with encrypted password protected security software for PCs and Macs, which is designed to protect data from unauthorized access;

•	JumpDrive 2.0 Elite and JumpDrive 2.0 Sport—which feature USB 2.0 file transfer speeds and new designs;

•	JumpDrive 2.0 Traveler—which offers portable email, file synchronization and private Internet browsing, allowing users to both browse the Internet without leaving history or session information on the host computer and save their Internet settings, including bookmarks, site history and temporary files, for access to such settings on other computers; and

•	JumpDrive Music—which can be used to easily store, carry and transfer data files, while also serving as a full-featured MP3 player.

In addition, we have recently announced the expansion of our JumpDrive product line with the introduction of JumpGear MP3, a digital audio player that utilizes our JumpDrive Sport flash drive as its storage medium. We intend to continue to expand our JumpDrive product line in 2004.

We label some of our CompactFlash, Secure Digital and JumpDrive products with write speed performance in which 1x is equal to a sustained write speed of 150 kilobytes per second, nomenclature similar to that used in the CD-ROM industry. For example, our 4x CompactFlash digital film is capable of sustained write speeds of at least 600 kilobytes per second. Currently, we offer CompactFlash with write speeds ranging from 4x to 40x, Secure Digital Cards from 12x to 32x and JumpDrives from 12x to 40x.

In the second quarter of 2004, we expect to begin shipping our recently announced 40x CompactFlash cards in 8 gigabyte (GB) capacity, our 80x CompactFlash cards in 256 megabytes (MB) to 4GB capacities, our JumpGear MP3 player with JumpDrive Sport in 64 MB and 128 MB capacities and our Memory Stick Duo in 64 MB and 128 MB capacities. Our 8GB, 40x CompactFlash card delivers high capacity in a matchbook-sized memory card with a 40x speed-rating, which signifies a minimum sustained write speed capability of 6 megabytes per second. By maintaining a close alignment with manufacturers who offer high-end digital cameras that create high-resolution files (which can be over 35MB each if the image is captured in TIFF mode), Lexar’s new 8GB memory card meets the needs of professional photographers who require capacity, speed and reliability in an easy-to-handle removable media format. Our 80x Professional Series CompactFlash cards are also designed to serve the needs of professional photographers and other digital camera users who require faster image write times by doubling the minimum sustained write speed capability of our Professional Series CompactFlash product line to 80x, or 12MB per second. Our JumpGear MP3 player is a digital audio player that utilizes our JumpDrive Sport USB flash drive as its storage medium. Using JumpDrive Sport as the memory source allows users to upgrade memory to 512MB with a single JumpDrive Sport, or carry several JumpDrives, each with its own collection of music and/or data. Finally, our Memory Stick Duo products are one-third the volume and one half the weight of a standard Memory Stick, which makes them ideal for mobile phones, compact digital cameras and mobile electronic devices.

Flash media sales represented 91.9% of our gross revenues in 2003, 85.4% of our gross revenues in 2002 and 84.8% of our gross revenues in 2001.

Connectivity, Software and Other Products.    We offer a broad line of digital media reader/writers. Our reader/writer products facilitate the transfer of digital images and other data files directly to personal computers or other host devices through a USB or Firewire port without a direct connection to the digital camera. We also offer software products, including our Image Rescue 2.0 software, that recovers lost or deleted image files (JPEG, TIFF and RAW) from a CompactFlash card, even if the card has become corrupted. We are also the exclusive distributor of Photo Mechanic software, a fast and easy-to-use image browser for digital camera files. In addition, we offer our Professional Card Wallet for organizing and categorizing multiple memory card products.

Controllers/Licensing.    We sell our controllers as a stand-alone product to flash card manufacturers and also license this technology to original equipment manufacturers, or OEMs. These customers primarily target adjacent markets such as industrial or commercial computers. These customers typically integrate our high-performance controller into their business sectors such as data communications, telecommunications, industrial, computing and embedded markets. We also sell the controllers for our flash drives to customers such as SMART Modular Technologies, Inc. and STS Semiconductor & Telecommunications Co., Ltd. who integrate these controllers in their USB flash drives and market them primarily to major PC OEM customers. Generally, our agreements with our controller customers have a one-year term and are automatically renewed for an additional one-year term unless either party provides the other party with written notice of non-renewal at least 90 days prior to the end of the one-year term. We also provide the purchaser with a one-year warranty and intellectual property indemnification.

We believe that our controllers have competitive advantages in speed, connectivity, cost and compatibility, which we believe make them some of the premier controllers in the industry. We further believe that a number of the solid-state storage controllers currently on the market infringe our patents, and we are in litigation or negotiations with a number of such companies involved in such infringement.

Our controller technology and products can also be used in a number of emerging markets other than digital film, which require high-performance, low power and durable data storage, including the following:

•	mobile computing such as notebooks, handheld personal computers and PDAs;

•	internal or external storage for personal computers and mobile phones;

•	networking applications such as routers and switches;

•	data communications devices;

•	consumer digital applications such as MP3 players, digital video recorders, electronic books, Internet appliances and television;

•	automotive applications such as navigation systems;

•	government applications such as flight recorders and field computers; and

•	general industrial applications such as retail check-out systems, meters, test equipment, sensing and medical instruments.

We are actively pursuing relationships and licensing arrangements with companies to address these adjacent markets. Our controller technology can also be used for industrial CompactFlash, certain PC Cards, flash drives and other flash memory based storage applications.

In April 2001, we finalized a supply agreement and a license agreement with Samsung Electronics Co., Ltd. Under the supply agreement, we purchase substantially all of our flash memory from Samsung, which is priced based upon an agreed methodology. Samsung has guaranteed a certain allocation of flash memory production capacity to us. In addition, Samsung also has the right to purchase our flash memory controllers. Under the agreement, Samsung provides us with intellectual property indemnification for the products we purchase from Samsung, as well as industry standard warranties. The supply agreement runs through March 29, 2006 unless we and Samsung mutually agree to extend the agreement. Either party can terminate the agreement in the event of the other party’s breach of the agreement or bankruptcy.

Under the license agreement, Samsung entered into a royalty-bearing license for our technology for some of their products. We received the first payment under the license agreement in April 2001. The license payments were primarily fixed through the first three years of the agreement and were to become variable thereafter based on the types and volumes of flash cards sold by Samsung. In March 2002, we terminated our prior license agreement with Samsung and executed a new license agreement that renewed and extended the prior license. Under this new agreement, Samsung prepaid fixed royalties due under the prior license agreement at a 5% discount rate. Samsung also paid additional licensing fees for expanded rights to license our technology. The license payments from Samsung were fixed through the first eight quarters of the agreement through March 31, 2004. After that date, we will only be paid variable royalties based on the types and volumes of flash cards sold by Samsung. We expect royalties from Samsung after March 31, 2004 to be minimal. Whether we will be paid any royalties under the variable royalty obligations depends on a number of factors, including which flash products Samsung manufactures and sells and in what volumes, as well as our relative market shares and our aggregate purchases from Samsung. We cannot assure you that we will be paid any amounts in variable royalties. We also have a cross-license from Samsung to manufacture and sell flash products. Either party can terminate the agreement only in the event of the other party’s breach of this agreement, the supply agreement or bankruptcy. We have the right to assign this license in the event we are acquired. We do not provide any intellectual property indemnification to Samsung under the license agreement.

Under our cross-license agreements with Sony and Samsung, each party may manufacture and sell products that incorporate technology covered by the other party’s patents related to flash memory devices. As we continue to license our patents to certain of our competitors, competition will increase and may harm our business, financial condition and results of operations. Currently we are engaged in licensing discussions and/or litigation with several of our competitors. There can be no assurance that we will be successful in concluding licensing agreements under terms that are favorable to us, or at all.

Sales and Marketing

We sell our digital media and connectivity products to end-users primarily through mass market, photo and OEM channels. The mass-market channel includes national, international and regional retailers and select corporate accounts. We also use a direct sales force, as well as distributors, value-added resellers and independent sales representatives, for the mass market. The photo channel includes specialty stores targeted at professional photographers and enthusiasts. OEMs consist of digital camera manufacturers and other private label resellers.

Our growth in the retail channel was a major factor in the significant growth in our product revenues during 2003. Increased sales into the retail market continued to introduce an element of seasonality to our business. For example, retail sales increased significantly in our fiscal fourth quarter of 2003 due to seasonal consumer demand during the holidays.

We currently sell our products in the United States, Europe, Asia and other parts of the world, either directly, through our wholly owned subsidiaries located in Japan and the U.K., or through international distributors. We also market our products directly to end users through our website. In connection with the majority of our distributor sales, we pay commissions to independent contractors based upon the sales to their clients from our distributors. We also sell our products to certain customers on a consignment basis.

To support our sales efforts, we conduct marketing programs designed to educate our target markets about the differences in digital media offerings. Our retail marketing programs include merchandising programs, in-store promotions, trade events and print advertising. We also support our marketing strategy by bundling our CompactFlash digital film with the digital cameras of Nikon.

Customers

Our customers include retailers, distributors, OEMs and licensees. During 2003, gross revenues from two customers, Wal-Mart and one of our distributors, Wynit, each represented greater than 10% of our gross revenues. We estimate that more than half of Wynit’s sales of our products are made to one customer, CompUSA.

During 2003, approximately 35.0% of our total net revenues were generated by customers outside the United States, consisting of approximately 16.6% from Europe, 4.9% from Korea, 4.6% from Japan and 8.9% from other countries.

We protect some of our customers against the effects of price decreases on their inventories. Accordingly, if we reduce our prices, we pay certain distributors and consumer retailers the difference between the price paid for the product still in their inventory and the reduced price. Additionally, we permit some of our customers to return limited amounts of products still in their inventory for credit or in exchange for new products. We also offer in-store and mail in rebates to end-users through some of our customers.

Competition

Our industry is characterized by intense competition, supply shortages or oversupply, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. Our existing competitors include many large domestic and international companies that have longer operating histories and greater brand name recognition, greater access to flash memory, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with retailers, OEMs and end users.

Our primary competitors are companies that sell flash media into the mass market, photo and OEM channels. Many of these companies are manufacturers with both controller and flash memory capabilities, such as Infineon Technologies AG, Renesas Technology Corp. (a joint venture between Hitachi and Mitsubishi), Samsung, SanDisk Corporation and Toshiba Corporation. Samsung has begun to sell flash cards in larger volumes to third parties, including to our competitors, and has publicly announced its intention to sell flash cards directly to retail customers. Renesas has recently made several announcements that suggest that it has increased its commitment to the manufacture of flash memory. Other well known semiconductor companies, including Hynix Semiconductor Inc., Infineon and Micron Technology, Inc. have also indicated that they may enter the NAND flash market. SanDisk and Toshiba jointly develop and manufacture both low-cost and high-performance flash memory. Because flash memory represents a significant portion of the cost of flash media, SanDisk and other flash manufacturers may have a competitive advantage and may have access to flash memory at prices substantially below the prices that Samsung will charge to us.

Our markets historically have not lent themselves to standardized definitions. Accordingly, our market data is not broken down in any standardized fashion. This is in part because our products involve rapidly evolving technologies, and because demand for our products is derivative of host technologies that are themselves evolving. As a result, we believe that market data is inconclusive as an indication of total sales or relative share. Lexar, by some estimates, is the second largest seller of flash cards through U.S. retail channels. According to some data, we hold a top vendor position in certain narrowly delineated categories, (such as measuring certain categories of U.S. retail sales), though we are unable to confirm these estimates or measurements. We do not have reliable total market data for international or OEM sales, which comprise a sizable part of our business.

Other measures of market performance, such as by worldwide NAND flash sales, do not typically include us at all, though we have sales in these product categories. Performance measured in these categories may not be a meaningful predictor of future sales.

We believe the principal competitive factors in this market are price, performance, design and service, as well as the technologies adopted in host devices, monetary exchange rates and other factors that affect demand for our products. We compete by offering premium products with superior performance and service, and competitive prices. We believe that the superior performance of products manufactured with our proprietary controller, such as our CompactFlash cards and JumpDrive products, is primarily related to their capability for higher sustained write speeds, which means that data can be written to the flash card more quickly. This is particularly important to enable users to capture multiple photos in quick succession or to write full motion video to a flash card. Our JumpDrive products and some of our CompactFlash cards are also “USB-enabled,” which means that USB capabilities are integrated directly into the controller and therefore allows a user to connect to a USB port using a passive connector rather than a more expensive reader. Many of our competitors are larger than we are and, because they manufacture their own controllers and flash memory, do not depend to the extent we do on third parties to supply them with those products.

We also face significant competition from manufacturers or card assemblers and resellers that either resell flash cards purchased from others or assemble cards from controllers and flash memory chips purchased from companies such as Renesas, Samsung or Toshiba, into flash cards. These companies include Crucial Technology, Dane-Elec Memory, Delkin Devices Inc., Eastman Kodak Company, Feiya Corporation, Fuji, Hagiwara Sys-Com Co., Ltd., Hewlett Packard Company, Data I/O Corporation, Infineon, Kingston Technology Company, Inc., M-Systems, Matsushita Electric Industrial Co., Ltd., Memorex Products, Inc., Memory Plus, Inc., Micron, PNY Technologies Inc., PQI Corporation, Pretec Electronics Corp., Ritek Corporation, Samsung, Silicon Storage Technology, Inc., SimpleTech, Inc., SMART Modular Technologies, Inc., Sony Corporation, TDK Corporation, Transcend Information Inc., Viking InterWorks and many others.

In addition, an increasing number of companies are manufacturing their own controllers, including Genesys Logic, Inc., Hyperstone AG, Kingston, Prolific Technology Inc., SanDisk, Sigmatel, Inc., Silicon Storage Technology, Solid State System Co. Ltd., Sony and Zoran Corporation. Such companies either combine their controller with flash memory from third parties to manufacture their own flash cards or sell their controllers to third parties who use them to assemble flash cards. Additionally, major semiconductor companies such as Hynix, Infineon, Micron, Renesas, Samsung and Toshiba have also developed or are currently developing their own controllers that will likely compete with our controller and/or card sales.

Furthermore, many companies have introduced USB flash drives that compete directly with our JumpDrive line of products. These include Apacer, Inc., Belkin Corporation, Fuji, Iomega Corporation, JMTek Corporation, KTI Networks, Inc., M-Systems, Netac Technology Co., Ltd., PNY, Samsung, SanDisk, SimpleTech, Sony, Trek 2000 International Ltd. and many others.

Our competitors have also introduced certain flash card formats. For example, a consortium consisting of SanDisk, Matsushita and Toshiba have developed the Secure Digital Card, a media format used in digital cameras as well as in other electronic applications, and Fuji and Olympus introduced the xD Picture Card. Another group of companies has recently introduced the “FISH” drive, which is a miniature USB drive. Although we currently sell these flash memory products (with the exception of the “FISH” drive), which we source from third parties, we do not currently manufacture them, and we may not be able to do so in the future at a reasonable rate or at all.

Kodak and Fuji are the largest and best-known manufacturers of traditional film products. Kodak and Fuji have entered the U.S. digital media market, but do not yet manufacture their own digital media. Kodak has announced that it plans to build on its digital strategy with investments and purchases as it aims to be the number one player in digital photography. With their resources and worldwide brand recognition, either Kodak or Fuji would be formidable competitors for our core business.

Several companies, such as Cornice Inc., IBM Corporation and Matrix Semiconductor, have introduced competing technologies for use in digital cameras. These include products such as Digital Capture Technology and the MicroDrive. Although the cost per megabyte of rotating media such as Digital Capture Technology and the MicroDrive is lower than that of flash cards, rotating media has historically had higher power consumption and lower reliability than flash cards. Compact discs can also be used as a storage medium for digital cameras and other devices, and, while inexpensive, are quite bulky. We expect to continue to face competition from existing or future competitors that design and market similar or alternative data storage solutions that may be less costly or provide additional features.

Technology

Our technology is the result of more than ten years of research and development. As part of the Solid-State Storage Business Unit of Cirrus Logic, Inc., which we acquired in 1996, our engineering group initially pioneered mass storage controller devices to work with magnetic devices. This expertise expanded into controllers for solid-state storage systems, and more specifically for flash memory. Solid-state storage systems have no moving parts. As of February 29, 2004, we had 72 patents granted or allowed in the United States or other countries, while an additional 91 remain pending in the United States Patent and Trademark Office and foreign jurisdictions. Most of our patents revolve around our core expertise in developing and designing a programmable controller and achieving system-level performance. We are actively pursuing companies which are marketing products that we believe infringe our patents.

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

Our JumpDrive products enable a user to connect solid-state memory directly to the USB port of a computer or other host device. Our JumpDrive 2.0 Pro incorporates our high-speed technology making it capable of operating at a guaranteed minimum sustained write speed of 40x, or 6 megabytes per second. Our JumpDrive Trio can connect a user’s Memory Stick, Secure Digital Card or MultiMedia Card directly to the USB port of a computer or other host device.

Research and Development

We believe that in order to compete successfully, we must continually design, develop and introduce new products that take advantage of market opportunities and address emerging standards. As of March 1, 2004, we had a staff of 45 research, development and engineering personnel. In addition, we have, on occasion, engaged outside consultants to assist in the development of technologies to our specifications. We intend to continue this selective use of outside consultants in the future. During 2001, 2002 and 2003, we spent approximately $6.9 million, $6.0 million and $8.1 million, respectively, on research and development activities.

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

Manufacturing and Operations

The majority of CompactFlash, Memory Stick and JumpDrive products that we manufacture use our patented controller technology, and may incorporate software for USB, security and image recovery. We also buy and resell certain products that we do not manufacture in order to meet the demand of our markets. We are planning to expand our manufacturing for additional flash card formats in 2004. We contract with an independent foundry and assembly and testing organizations to manufacture these flash media products. This allows us to focus on our design efforts, minimize fixed costs and capital expenditures and gain access to advanced manufacturing capabilities. We maintain a comprehensive quality and testing program to help ensure that our products meet our quality standards. We also require that our major subcontractors are ISO 9002 certified.

There are three major types of flash memory: NAND, AND and NOR. We use industry standard NAND flash memory. We currently purchase substantially all of our NAND flash memory from Samsung. Our controllers can also be configured to work with NAND flash memory produced by Toshiba and Hynix, and flash memory produced by Renesas. Our controller technology can also be applied to other proprietary types of flash memory or other solid-state storage devices such as NROM from Infineon.

United Microelectronics Corporation, or UMC, based in Taiwan, currently manufactures most of our controller chips. Our flash cards are primarily assembled and tested by PC Partner Limited in China; Venture Manufacturing in Singapore and Indonesia; and Venture Manufacturing, Vitron Manufacturing Corporation, Macrotron Systems, Inc. and PC Partner in the United States. Additionally, our controllers are assembled, tested and packaged primarily by Advanced Semiconductor Engineering, Inc. in Taiwan; and Advanced Interconnection Technology in Indonesia and in the United States. We have entered into a supply agreement with UMC under which we are obligated to provide UMC with a rolling forecast of our anticipated purchase orders. Such forecasts may only be changed by a certain percentage each month. This may limit our ability to react to significant fluctuations in demand for our products.

We maintain significant levels of inventories to meet customer demand for products that we do not manufacture.

Backlog

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

Employees

At March 1, 2004, we had 173 full time employees, of which 63 were employed in marketing and sales, 45 in research, development and engineering, 28 in operations and 37 in administration. We also employ 20 part-time employees and consultants. Our continued success will depend, in part, on our ability to attract and retain skilled and motivated personnel. None of our employees is represented by labor unions. We believe that we have good relations with our employees.

ITEM 2	PROPERTIES

Our corporate headquarters and principal operating facility is located in Fremont, California. Our headquarters is comprised of approximately 34,400 square feet and is the primary location for all our engineering, operations, administrative and worldwide sales and marketing functions. We occupy approximately 25,500 square feet of this facility under a lease that expires on December 31, 2004 and have an option to renew this lease for an additional five-year period. During the third quarter of 2001, as a result of restructuring our organization, we vacated approximately 8,500 square feet in our Fremont headquarters. This space was subsequently subleased during the first quarter of 2002. The sublease expired on January 26, 2004 and we do not intend to enter into another sublease. We are currently in negotiations for additional facilities in Fremont to replace our current facilities and to accommodate our anticipated growth.

We also lease facilities in Woking, England, Tokyo, Japan and Boca Raton, Florida. We lease approximately 4,200 square feet at our Woking, England facilities where we carry out sales, marketing and distribution operations under a lease that expires on December 21, 2005. We lease approximately 2,200 feet of office space in Tokyo, Japan for sales, marketing and distribution operations under a lease that expires on September 29, 2005. We lease approximately 2,200 square feet of office space in Boca Raton, Florida for product development activities. The lease for the Florida office expires on May 31, 2006.

ITEM 3	LEGAL PROCEEDINGS

Legal Proceedings

Litigation Against Fuji, Memtek and PNY

On July 11, 2002, we filed a lawsuit in the United States District Court for the Eastern District of Texas against Fuji Photo Film USA, Memtek Products, Inc. and PNY Technologies Inc. for patent infringement. We alleged that the defendants infringe our U.S. Patent Nos. 5,479,638; 5,907,856; 5,930,815; 6,034,897; 6,134,151; 6,141,249; 6,145,051; and 6,262,918. We sought injunctive relief and damages against all defendants.

On November 4, 2002, we filed an amended complaint against Fuji Photo Film USA. In the amended complaint, we allege that Fuji Photo Film USA infringes U.S. Patent Nos. 5,479,638; 6,141,249; 6,145,051; 6,262,918; and 6,397,314 through the sale of its flash memory products and digital cameras. We are seeking injunctive relief and damages against Fuji. Memtek Products, Inc. and PNY Technologies, Inc. are no longer parties to this particular action. On December 9, 2002, Fuji filed an answer in which they seek declaratory relief that they do not infringe the five patents named in the suit as well as our U.S. Patent Nos. 5,907,856; 5,930,815; 6,034,897; and 6,134,151.

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

This case has been coordinated for discovery purposes with our litigation against Toshiba, Pretec, PNY, Memtek and C-One. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court has determined that the various actions pending before it will be sequenced beginning with the Toshiba matter. Claim construction in our litigation against Toshiba is expected to be held in May 2004. Our litigation against Fuji, Memtek and PNY will be stayed until after that claim construction with Toshiba has been completed.

On October 1, 2003, we reached a settlement agreement with Ritek Corporation, which supplied Fuji with CompactFlash cards between 2001 and 2002. Under the terms of the agreement, Ritek made a one-time payment for past damages. We have not given Ritek a license to any of our patents going forward.

Litigation with Toshiba

We are involved in three separate lawsuits with Toshiba Corporation as follows:

Lexar Media, Inc. V. Toshiba Corporation

On November 1, 2002, Toshiba Corporation filed a lawsuit seeking declaratory judgment that Toshiba does not infringe our U.S. Patent Nos. 5,479,638; 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,141,249; 6,145,051; 6,172,906; 6,202,138; 6,262,918; 6,374,337; and 6,397,314 or that these patents are invalid. This suit was filed in the United States District Court for the Northern District of California. We believe that Toshiba’s claims are without merit and are contesting this lawsuit vigorously.

On November 21, 2002, we filed an answer and counterclaim in which we alleged that Toshiba infringes our U.S. Patent Nos. 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,172,906; 6,202,138; and 6,374,337. We sought an injunction and damages against Toshiba.

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

This case has been coordinated for discovery purposes with our litigation against Pretec, PNY, Memtek and C-One. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court determined that our patent claims against Toshiba will be heard in an initial phase. Claim construction in our litigation against Toshiba is expected to be held in May 2004.

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

Lexar Media, Inc. v. Toshiba Corporation, Toshiba America, Inc. and Toshiba America

On November 4, 2002, we filed a lawsuit in Santa Clara County Superior Court against Toshiba Corporation, Toshiba America, Inc. and Toshiba America alleging theft of trade secrets and breach of fiduciary duty. We later filed an amended complaint to add violation of California Business and Professions Code Section 17200 and to drop without prejudice claims against Toshiba America, Inc. The basis of the allegations is that since our inception in 1996, and including the period from 1997 through 1999 when Toshiba was represented on our Board of Directors, Toshiba had access to and was presented with details of our strategy as well as our methods of achieving high performance flash devices that Toshiba has now incorporated into its flash chips and flash systems. We are seeking damages as well as an injunction against Toshiba. We have filed a description of our trade secrets and discovery has commenced.

Toshiba Corporation v. Lexar Media, Inc.

On January 13, 2003, Toshiba Corporation filed a lawsuit against us in the United States District Court for the Northern District of California, alleging that we infringe Toshiba’s U.S. Patent Nos. 5,546,351; 5,724,300; 5,793,696; 5,946,231; 5,986,933; 6,145,023; 6,292,850; and 6,338,104. On February 7, 2003, Toshiba Corporation filed an amended complaint and now alleges that we infringe U.S. Patent Nos. 5,546,351; 5,724,300; 5,793,696; 5,946,231; 5,986,933; 6,094,697; 6,292,850; 6,338,104; and 5,611,067. In this action, Toshiba Corporation seeks injunctive relief and damages. Toshiba’s patents appear to primarily relate to flash components that we purchase from vendors who provide us with indemnification. On March 5, 2003, we filed an answer in which we are seeking a judgment that we do not infringe these patents or that they are invalid or unenforceable. We believe that Toshiba’s claims are without merit and intend to contest this lawsuit vigorously.

Litigation with SimpleTech, Inc.

On October 1, 2002, SimpleTech, Inc. filed a lawsuit against us in Orange County Superior Court alleging trade libel, libel per se, intentional interference with prospective economic advantage, California unfair competition, violation of the California Unfair Trade Practices Act, violation of the Sherman Antitrust Act, and violation of common law unfair competition. SimpleTech’s lawsuit arose from correspondence between us and SimpleTech and one of its customers regarding our belief that certain of SimpleTech’s products infringe our patents. SimpleTech sought damages, including treble damages under its Sherman Act claim, punitive damages, and injunctive relief. On October 30, 2002, we removed this case to the United States District Court for the Central District of California in Santa Ana.

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

On March 20, 2003, we filed an answer and counterclaim for patent infringement. In our counterclaim, we allege that SimpleTech’s sale of flash memory products infringes our U.S. Patent No. 5,479,638. We sought damages as well as an injunction against SimpleTech. We reached a settlement with SimpleTech in December 2003 under which the parties agreed to a mutual dismissal of the lawsuit and SimpleTech took a royalty-bearing license under Lexar’s patents for its past and future sales of Memory Stick products. All other terms of the settlement are confidential.

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

This case has been coordinated for discovery purposes with our litigation against Toshiba, Pretec, PNY, Memtek and C-One. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court determined that the litigation will be sequenced beginning with the Toshiba matter. Claim construction in our litigation against Toshiba is expected to be held in May 2004. Our litigation against Pretec, Memtek and C-One will be stayed until after the claim construction with Toshiba has been completed.

Litigation With Willem Vroegh

On February 20, 2004, an individual, Willem Vroegh, sued us, along with Dane–Elec Memory, Fuji Photo Film USA, Eastman Kodak Company, Kingston Technology Company, Inc., Memorex Products, Inc.; PNY Technologies Inc., SanDisk Corporation, Verbatim Corporation, and Viking InterWorks, alleging that our description of the capacity of our flash memory cards is false and misleading under California Business and Professions Code Sections 17200 and 17500. The plaintiff has also asserted allegations for breach of contract, common law claims of fraud, deceit and misrepresentation; as well as a violation of the Consumers Legal Remedies Act, California Civil Code Sec. 175, all arising out of the same set of facts. Plaintiff seeks restitution, disgorgement, compensatory damages and injunctive relief and attorneys’ fees. We believe the plaintiff’s claims are without merit and intend to contest them vigorously.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table presents information concerning our executive officers as of March 1, 2004.

Name	Age	Position
Eric B. Stang	44	Chairman of the Board of Directors, President and Chief Executive Officer
Petro Estakhri	46	Director, Chief Technology Officer and Executive Vice President, Engineering
Brian T. McGee	44	Vice President, Finance and Chief Financial Officer
Eric S. Whitaker	37	Vice President of Technology Licensing, General Counsel and Secretary

Eric B. Stang has served as the Chairman of our Board of Directors since April 2003, as our President and Chief Executive Officer since June 2001, as our Chief Operating Officer from November 1999 through June 2001 and as a director since January 2000. From June 1998 to November 1999, Mr. Stang was Vice President and General Manager of the Radiation Therapy Products Division of ADAC Laboratories, a medical equipment and software company. From January 1995 to May 1998, he was Director of Operations at Raychem

Corporation, a material science company. Mr. Stang holds a B.A. in economics from Stanford University and an M.B.A. from the Harvard Business School.

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

Brian T. McGee has served as our Chief Financial Officer and Vice President, Finance since May 2003. From May 2000 to May 2003, Mr. McGee was Chief Financial Officer of Equator Technologies, Inc., a fabless semiconductor company that designs, develops, and markets programmable system-on-a-chip processors for video applications. From August 1999 to May 2000, Mr. McGee was Vice President, Finance of SmartAge.com, an internet provider of business-to-business products and services. From November 1998 to August 1999, Mr. McGee was Vice President, Finance and Chief Financial Officer of Academic Systems Corporation, a provider of education software products. From January 1987 to November 1998, he served a variety of finance positions at Raychem Corporation, a material science company. Mr. McGee holds a B.S. in Business Administration from California Polytechnic State University, San Luis Obispo and a Certificate in Management Accounting.

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

	High	Low
Fiscal Year Ended December 31, 2003
First quarter	$6.48	$2.94
Second quarter	9.97	3.22
Third quarter	20.75	9.11
Fourth quarter	24.49	14.23

Fiscal Year Ended December 31, 2002
First quarter	$3.00	$1.60
Second quarter	4.30	2.50
Third quarter	5.20	2.15
Fourth quarter	8.11	1.90

Stockholders

As of March 1, 2004, we had approximately 89 record holders of our common stock. In addition, there are several thousand beneficial holders of our common stock.

Dividends

We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business, and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6	SELECTED FINANCIAL DATA

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Total net revenues	$29,219	$87,977	$73,641	$174,039	$412,265
Income (loss) from operations	(15,164)	(48,612)	(39,086)	10,738	44,621
Net income (loss) per common share—basic	$(2.65)	$(2.09)	$(0.82)	$0.07	$0.57
Net income (loss) per common share—diluted	$(2.65)	$(2.09)	$(0.82)	$0.06	$0.49

	As of December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Consolidated Balance Sheets Data:
Total assets	$38,274	$74,848	$36,452	$126,921	$320,355
Debt, current	5,224	6,450	2,392	14,568	—
Debt, non-current	96	1,521	13	—	—
Mandatorily redeemable convertible preferred stock	53,136	—	—	—	—

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about trends and uncertainties in our business, such as our expectations about our plans to manufacture new flash memory products, termination of fixed royalty payments from Samsung and expected future trends in component costs and in our operating expense levels. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including, but not limited to, those set forth under “Risks That Could Affect Future Results” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date hereof.

Overview

We design, develop, manufacture and market high-performance digital media that we market as digital film as well as other flash based storage products for consumer markets that utilize media for the capture and retrieval of digital content for the digital photography, consumer electronics, industrial and communications markets. To address the growing market for compact digital data and media storage solutions, we also market our JumpDrive products, which are high-speed, portable USB flash drives for consumer applications that serve a variety of uses, including floppy disk replacement. In addition, we market a variety of connectivity products that link our media products to PCs and other electronic host devices. We also license our proprietary controller technology and sell controllers to other manufacturers of flash storage media.

Our product revenues increased by over 150% in both 2002 and 2003 and we expect continued strong demand for our products in 2004. This rate of growth poses a number of challenges for us. We are focused on meeting this demand by trying to insure that our supply of flash memory and flash card components is sufficient to meet our demand, that our costs for such memory and components allow us to sell our products at competitive prices, that our supply chain can support our rates of growth and that we have sufficient engineering resources to design the products demanded by our customers. We are also focused on expanding our distribution and trying to insure that our products are available at outlets where consumers look to purchase these products, expanding our distribution internationally, and expanding our sales to markets other than retail, particularly to OEM customers. In addition to meeting consumer demand with cost competitive products, we face other challenges as well. Flash card formats continue to change and to miniaturize. We are focused on trying to insure that we have the rights to manufacture and sell all flash card formats, that we have the engineering resources to design controllers for new formats and that we have partners with manufacturing capabilities that allow us to produce the newest and most advanced flash card formats and high capacity cards. We believe that a number of companies are selling flash products that infringe our intellectual property, and we are focused on protecting our intellectual property through either litigation and/or negotiations. We believe that meeting these and other challenges will be necessary to remain competitive in our market.

Revenues.    We generate revenues primarily from the sale of digital media and connectivity products to end-users through mass market, photo and OEM channels. Since the beginning of 2002, we significantly increased our presence in the mass-market channel by increasing the number of retail storefronts in which our customers sell our products. Our products were sold in more than 42,000 retail stores worldwide at the end of 2003, which represents an increase of approximately 11,000 storefronts from the end of 2002 and an increase of approximately 28,000 storefronts from the end of 2001. As is common practice in the mass-market channel, we offer our customers various programs and incentive offerings, including price protection, market development funds and cooperative marketing programs, rebates and other discounts. Digital media sales comprised 91.9% of our gross revenues for 2003.

We also generate revenues from the sales of our controllers to flash storage manufacturers and from license and royalty revenues under license agreements, primarily with Samsung. In April 2001, we finalized a supply agreement and a license agreement with Samsung Electronics Co., Ltd. Under the supply agreement, we purchase substantially all of our flash memory from Samsung, which is priced based upon an agreed methodology. Samsung has guaranteed a certain allocation of flash memory production capacity to us. In addition, Samsung also has the right to purchase our flash memory controllers. Under the agreement, Samsung provides us with intellectual property indemnification for the products we purchase from Samsung, as well as industry standard warranties. The supply agreement runs through March 29, 2006 unless we and Samsung mutually agree to extend the agreement. The license payments from Samsung are fixed through March 31, 2004. We are paid only variable-based royalties thereafter. We expect royalties from Samsung after March 31, 2004 to be minimal. Variable-based royalties depend on factors such as which flash products Samsung manufactures and sells and in what volumes, as well as our relative market share and our aggregate purchases from Samsung. We are also actively working to license our technology to other companies that we believe infringe our patents.

A majority of our sales have been to a limited number of customers. Our top 10 customers accounted for 57.9% of our gross revenues in 2001, 63.1% in 2002 and 53.4% in 2003. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for at least the next several years.

Product sales in North America have accounted for the majority of our total net product revenues. Net product revenues in North America represented approximately 75.3%, 70.3% and 72.2% of our total net product revenues in 2001, 2002 and 2003.

The markets we serve with our digital film, JumpDrive and MP3 products have been expanding rapidly. This has increased the pressure on our ability to ensure an adequate supply of components and the scalability of our operations to meet surges in product demand such as we experienced in the fiscal fourth quarter of 2003 when product revenues grew 83.3% sequentially over the third quarter of 2003. On a continuing basis, we must forecast our customer’s product mix and volume accurately to ensure that we can meet their demands. If we are unable to forecast our customer’s product mix and volume accurately it may affect our ability to grow our revenues as projected and could result in product obsolescence or inventory write-downs, which would impair our profits.

Cost of Product Revenues.    Our cost of product revenues consists primarily of materials costs, with flash memory accounting for a majority of the costs for both the products we manufacture and the products we purchase. We maintain relationships with key suppliers and, in particular, we have supply agreements with both Samsung and UMC. Samsung, who is our primary supplier of flash memory, has guaranteed that we will have access to a portion of its available production capacity at preferential pricing to us. Our industry has historically experienced annual price reductions of flash memory in the range of 30 to 40 percent. The cost of flash memory declined significantly in 2001 and moderately in 2002 and in the first half of 2003. In the second half of 2003, prices of flash memory increased as industry wide demand for flash memory outpaced the supply of flash memory, which resulted in a general industry wide shortage. We expect this trend to continue during the first half of 2004. However, for fiscal 2004 overall, we expect price reductions of flash memory in the historical range of 30% to 40%, with the majority of the price reductions occurring in the second half of the year. A number of companies, including, Hynix, Infineon and Micron, have announced plans to enter the flash market in the second half of 2004. In addition, other companies, including Renesas, Samsung and Toshiba, have announced that they plan to expand their production of flash memory during 2004. If these companies successfully introduce and/or expand output of flash devices, it could create an over-supply situation in the second half of 2004, driving costs down in excess of historical averages. Some publications have reported that Samsung plans to reduce its flash memory prices by 40% this year to stimulate demand and protect its market share against new entrants. Cost of product revenues also includes expenses related to materials procurement, inventory management, other overhead expenses and adjustments.

Research and Development.    Our research and development expenses include salaries and related expenses for research and development personnel, fees for outside consultants, patent development and registration costs and prototype development and materials costs. The technology in our industry is evolving as flash cards, USB flash drives and MP3 players become smaller in size, perform at faster speeds, increase storage capacity and require development of new hardware and software applications to meet the demands of the target markets we serve. In addition, as new suppliers of flash memory enter the market, we will continue to evaluate their flash memory and make modifications to our controller technology as necessary to be able to utilize new flash memory technology in our products. As a result of these and other developments, we believe that continued investment in research and development is important to enable us to attain our strategic objectives and we therefore expect research and development expenses to increase during 2004.

Sales and Marketing.    Our sales and marketing expenses include salaries and related expenses for sales and marketing personnel, advertising, customer service, technical support, distribution and travel and trade show expenses. We expect sales and marketing expenses to vary during 2004 primarily in conjunction with changes in sales volumes throughout the year and we also expect to increase discretionary sales and marketing expenses for advertising and brand development.

General and Administrative.    Our general and administrative expenses include salaries and related expenses for executive, administrative and operational personnel, fees for professional services and other corporate expenses. During 2003, we increased our efforts to protect our intellectual property rights and license our technology to those companies that we believe infringe our intellectual property. Our legal expenses have significantly increased as a result of these efforts and we expect that our legal expenses will continue at this increased level during 2004. In addition to our current litigation, a number of companies have brought products to market, which we believe may infringe our intellectual property. If one of our legal actions were to proceed to trial in 2004, or if we become involved in additional litigation, our legal expenses could significantly increase beyond current levels.

Stock-based Compensation.    Stock-based compensation related to options granted to employees represents the aggregate difference, at the date of grant, between the deemed fair market value of the stock underlying options and the exercise prices of these options. Stock-based compensation related to options granted to consultants is revalued as it vests using the Black-Scholes option-pricing model. Stock-based compensation is amortized over the vesting period of the underlying options based on an accelerated vesting method. At December 31, 2003, we had no remaining unearned stock-based compensation to be amortized.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to price protection, customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition, including price protection, rebates and other customer programs; and

•	Valuation allowances and accrued liabilities, including sales returns and other allowances, the allowance for doubtful accounts, deferred tax asset valuation allowances and inventory write-downs.

Revenue Recognition

Product Revenues

We derive our revenues primarily from sales of our digital media products, which include flash memory devices, controllers and connectivity products. As discussed below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

We sell products to distributors, retailers, OEMs and end users. Some of our customers have return rights. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. For certain customers where we are able to reasonably estimate the level of product returns and sales incentives, at the time revenue is recorded, we record estimated reductions to product revenue based upon our customer sales incentive programs and the historical experience of product returns, and the impact of special pricing agreements, price protection, promotions and other volume-based incentives. In order to make such estimates, we analyze historical returns, current economic conditions, customer demand and other relevant specific customer information. If, in the future, we are unable to reasonably estimate the level of product returns or other revenue allowances for these customers, it could have a significant impact on our revenue recognition, potentially requiring us to defer the recognition of additional sales until our customers sell the products to their end customer. In such an event our recognized revenue could be adversely impacted in the periods in which we implement a transition to such a basis. For customers where we are unable to reasonably estimate the level of product returns or other revenue allowances, revenues and the costs of revenues are deferred until either these customers have sold the product to their customers or a time period that is reasonably estimated to allow these customers to sell the product to their customers has elapsed. Over the past several years, revenue related to all new retail customers that have return rights or other revenue allowances have been accounted for on a deferred basis. Deferred customers have become a larger portion of our business, and we expect that trend to continue.

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

Valuation Allowances and Accrued Liabilities

Inventory Write-Downs

We write-down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than we anticipate, for example, if product sales or prices decline more substantially than projected by management, additional inventory write-downs may be required.

Deferred Tax Valuation Allowance

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes, which involves estimating our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes, such as deferred revenue. These differences have resulted in a net deferred tax asset. Our judgment is required to assess the likelihood that the net deferred tax asset will be recovered from future taxable income. We have determined that it is more likely than not that the net deferred tax asset will not be realizable. Accordingly, a full valuation allowance has been recorded against the net deferred tax asset. In the event management determines that it has become more likely than not that the net deferred tax asset will be realizable in the future, an adjustment to the deferred tax asset valuation allowance would be made, which would increase income in the period such determination is made.

Other Valuation Allowances and Accrued Liabilities

We also maintain accruals and allowances for price protection, market development funds and cooperative marketing programs, rebates and other discounts. We incurred sales related discounts of $18.3 million, $24.6 million and $55.1 million during 2001, 2002 and 2003, respectively. At December 31, 2002 and 2003, we had related accruals and allowances of $13.0 million and $33.6 million, respectively. Price protection, market development funds and cooperative marketing programs, rebates and other discounts are provided for at the time the associated revenue is recognized. If market conditions were to change adversely, we may take actions to increase our customer incentive offerings, which could result in increased accruals and allowances for these programs. Historically, warranty expenses have not been material. In the event that a problem is identified that would result in the need to replace a product or products on a large scale, such an event may have a material adverse effect on our operating results and financial position.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. At December 31, 2002 and 2003, we had an allowance for doubtful accounts of $1.3 million and $1.0 million, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an increase in the allowance may be required.

Results of Operations

In view of the rapidly changing nature of our market and our operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful, and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily indicative of our future growth.

Revenues, Cost of Product Revenues and Gross Margin

The following table sets forth revenues, cost of product revenues and gross margin amounts from our consolidated statements of operations:

	Year ended December 31, 2001	Year ended December 31, 2002	Year ended December 31, 2003	% Change 2001 to 2002	% Change 2002 to 2003
Product revenues	$61,932	$156,744	$394,562	153.1%	151.7%
License and royalty	11,709	17,295	17,703	47.7%	2.4%

Total net revenues	$73,641	$174,039	$412,265	136.3%	136.9%
Cost of product revenues	$67,645	$128,199	$306,817	89.5%	139.3%

Gross margin	$5,996	$45,840	$105,448	664.5%	130.0%

Product gross margin (loss)	$(5,713)	$28,545	$87,745	* %	207.4%

*	percentage is not meaningful

The following table sets forth revenues, cost of product revenues and gross margin amounts from our consolidated statements of operations expressed as a percentage of total net revenues:

	Year ended December 31, 2001	Year ended December 31, 2002	Year ended December 31, 2003
Product revenues	84.1%	90.1%	95.7%
License and royalty	15.9%	9.9%	4.3%

Total net revenues	100.0%	100.0%	100.0%
Cost of product revenues	91.9%	73.7%	74.4%

Gross margin	8.1%	26.3%	25.6%

The following table sets forth cost of product revenues and product gross margin amounts from our consolidated statements of operations expressed as a percentage of product revenues:

	Year ended December 31, 2001	Year ended December 31, 2002	Year ended December 31, 2003
Product revenues	100.0%	100.0%	100.0%
Cost of product revenues	109.2%	81.8%	77.8%

Gross product margin (loss)	(9.2)%	18.2%	22.2%

Revenues

Fiscal 2003 Compared with Fiscal 2002

Increased sales of our flash memory products in the retail channel was the major factor for the significant growth in our product revenues in 2003. Increased sales into the retail market continued to introduce an element of seasonality to our business. For example, retail sales were very strong in both the fourth quarters of 2002 and 2003 due to seasonal consumer demand during the holidays. We experienced a 93.4% increase in digital media units sold in 2003 compared with 2002 due to increased demand in the retail and OEM channels and a 121.5% increase in average capacity per digital media unit sold. These increases were partially offset by a 40.6% decline in our average selling price per megabyte of digital media. We expect that the number of units and average capacity of digital media sold will continue to increase in 2004 and that the average selling price per megabyte of digital media will continue to decline at historical averages of between 30% and 40% per year. We anticipate that our product revenues will increase in 2004, despite the anticipated declines in the average selling price per megabyte of digital media.

In 2003, we derived 67.9%, 17.2%, 4.7% and 10.2% of our product revenues from sales to customers in the United States, Europe, Japan and the rest of the world, respectively. In 2002, we derived 68.9%, 12.7%, 15.4% and 3.0% of our product revenues from sales to customers in the United States, Europe, Japan and the rest of the world, respectively. During 2003, gross revenues from two customers, Wal-Mart and one of our distributors, Wynit, each represented greater than 10% of our gross revenues. We estimate that more than half of Wynit’s sales of our products are made to one customer, CompUSA.

We generate license and royalty revenues primarily from our agreement with Samsung under which we license the use of our intellectual property. Our license and royalty revenues for 2003 were essentially unchanged compared to 2002. License and royalty revenues under our agreement with Samsung become variable and are expected to become minimal beginning April 1, 2004. We will continue to seek new licensing opportunities in 2004. However, to the extent that we are unsuccessful in licensing our intellectual property, our total license and royalty revenues will decline significantly in 2004.

We sell our controllers as a stand-alone product to flash card manufacturers and license this technology to OEMs. Controller revenues for 2003 increased $8.2 million, or 303.7%, to $10.9 million compared to $2.7 million during 2002.

Fiscal 2002 Compared with Fiscal 2001

Increased sales of our flash memory products in the retail channel was the major factor for the significant growth in our product revenues in 2002. Increased sales into the retail market introduced an element of seasonality to our business that we had not experienced previously. The increase in product revenues was attributable to a 205.4% increase in units of digital media sold due to significantly increased demand in the OEM and retail channels. This increase was partially offset by a 25.9% decline in our average selling price per megabyte of digital media.

In 2001, we derived 75.3%, 16.9%, 6.3% and 1.5% of our product revenues from sales to customers in the United States, Europe, Japan and the rest of the world, respectively. During 2002, gross revenues from two customers, Walmart and Wynit, each represented more than 10% of our gross revenue.

The increase in license and royalty revenues was primarily the result of the license and royalty agreements that we entered into during the second quarter of 2001 and the first quarter of 2002.

Controller revenue for 2002 increased $1.7 million, or 170.0%, to $2.7 million during 2002, compared to $1.0 million for 2001.

Cost of Product Revenues

Fiscal 2003 Compared with Fiscal 2002

The increase in cost of product revenues was primarily the result of both a 93.4% increase in the number of digital media units sold due to increased demand and a 121.5% increase in the average capacity per digital media unit sold. These factors were partially offset by a 43.3% decline in the cost per megabyte of digital media sold in 2003 compared to 2002.

Fiscal 2002 Compared with Fiscal 2001

The increase in cost of product revenues was primarily the result of both a 205.4% increase in the number of digital media units sold and a 36.2% increase in the average capacity of digital media unit sold. These factors were partially offset by a 47.6% decline in the cost per megabyte of digital media sold in 2002 compared to the cost in 2001, and the benefits of improved inventory control and turnover compared to 2001.

Gross Margin

Fiscal 2003 Compared with Fiscal 2002

The increase in gross margin percentage for product revenues was primarily the result of the 43.3% decline in average cost per megabyte of digital media unit sold partially offset by the 40.6% decline in the average selling price per megabyte of digital media sold. Our product gross margin also benefited from a reduction in the rate of price protection to $13.3 million, or 3.0% of gross revenues in 2003 compared to $7.6 million, or 4.2% of gross revenues, in 2002. However, our product gross margin was negatively affected by a shift in the mix of our products sold. Products we purchase became a larger part of our revenues during 2003 compared to 2002, and we generally have higher gross margins on products we manufacture compared with products we purchase.

Fiscal 2002 Compared with Fiscal 2001

The improvement in gross margin percentage for product revenues was primarily the result of the 47.6% decline in the cost per megabyte of digital media sold, reductions in price protection charges from $10.8 million, or 13.4% of gross product revenue, in 2001 to $7.6 million, or 4.2% of gross product revenue, in 2002, and improved inventory control and turnover. Implementation of EITF 00-25 and EITF 01-09 resulted in classification of certain revenue reductions that negatively impacted product margins in 2002 by approximately 2.4%. Products we purchase became a larger part of our revenues during 2002, which negatively affected our gross margin.

Operating Expenses

The following table sets forth operating expense data from our consolidated statements of operations:

	Year ended December 31, 2001	Year ended December 31, 2002	Year ended December 31, 2003	% Change 2001 to 2002	% Change 2002 to 2003
Research and development	$6,860	$6,020	$8,148	(12.2)%	35.3%
Sales and marketing	20,295	17,811	32,623	(12.2)%	83.2%
General and administrative	12,987	11,442	20,056	(11.9)%	75.3%
Goodwill impairment	2,854	—	—	(100)%	—%
Restructuring charge (credit)	2,086	(171)	—	* %	* %

Total operating expenses	$45,082	$35,102	$60,827	(22.1)%	73.3%

*	percentage is not meaningful

The following table sets forth operating expenses from our consolidated statements of operations expressed as a percentage of total net revenues:

	Year ended December 31, 2001	Year ended December 31, 2002	Year ended December 31, 2003
Research and development	9.3%	3.5%	2.0%
Sales and marketing	27.6%	10.2%	7.9%
General and administrative	17.6%	6.6%	4.9%
Goodwill impairment	3.9%	—%	—%
Restructuring charge (credit)	2.8%	(0.1)%	—%

Total operating expenses	61.2%	20.2%	14.8%

Research and Development

The increase in research and development expenses for 2003 compared to 2002 was primarily due to the $1.6 million increase in compensation expenses as a result of hiring additional personnel to support new product development initiatives.

The decrease in research and development expenses for 2002 compared to 2001 was primarily due to the disposition of Printroom.com resulting in a reduction approximately $0.8 million in expenses. This decrease was offset by increases in compensation related expenses due to increased headcount of approximately $0.3 million.

Sales and Marketing

The increase in sales and marketing expenses for 2003 compared to 2002 was due to increased sales, which resulted in increases of $5.3 million in freight and fulfillment expenses, $4.6 million in market development expenses, $3.2 million in compensation expenses and $1.0 million in advertising expenses. The increase in compensation expenses was due to both increased headcount and increased variable selling expenses.

The decrease in sales and marketing expenses for 2002 compared to 2001 was primarily attributable to overall cost reductions during 2002 which resulted in a $2.0 million reduction in advertising, tradeshow and market development expenses and a $1.7 million reduction in employee compensation expenses as a result of the restructuring we implemented in the second quarter of 2001. The reduction in advertising and tradeshow expenses resulted primarily from cost control measures. The decrease in market development expenses was a result of certain expenses being classified as revenue reductions in 2002. These decreases were partially offset by increases in expenses that vary directly with sales, such as a $1.7 million increase in commissions and a $1.4 million increase in freight and fulfillment expenses.

General and Administrative

The increase in general and administrative expenses in 2003 compared to 2002 was primarily due an increase of $4.9 million in legal expenses in connection with our pending litigation and a $2.2 million increase in compensation expenses related to increased headcount.

The decrease in general and administrative expenses in 2002 compared to 2001 was primarily due to a $1.2 million reduction in employee compensation related expenses due to the restructuring that we implemented in the second quarter of 2001 as well as greater cost control in 2002.

Goodwill Impairment

During the first quarter of 2001, we recognized a charge of $2.9 million, or 3.9% of revenues for the year, for Printroom.com goodwill impairment. At the end of the second quarter of fiscal 2001, our management decided to dispose of the Printroom.com operation. We successfully completed the disposition during the third quarter of 2001.

Restructuring

During the third quarter of 2001, we implemented a 27% reduction in our work force and discontinued our Printroom.com operations. We recognized a $2.1 million charge related to this restructuring. During 2002, we reversed approximately $0.2 million of the restructuring accrual that was established in the second quarter of 2001 as we settled certain obligations that resulted from the restructuring at a lower cost than originally anticipated.

Income Taxes

The following table sets forth income tax data from our consolidated statements of operations:

	Year ended December 31, 2001	Year ended December 31, 2002	Year ended December 31, 2003	% Change 2001 to 2002	% Change 2002 to 2003
Income taxes	$2,942	$6,453	$4,186	119.3%	(35.1)%

The following table sets forth income tax from our consolidated statements of operations expressed as a percentage of total net revenues:

	Year ended December 31, 2001	Year ended December 31, 2002	Year ended December 31, 2003
Income taxes	4.0%	3.7%	1.0%

The following table sets forth income taxes from our consolidated statements of operations expressed as a percentage of income before income taxes:

	Year ended December 31, 2001		Year ended December 31, 2002	Year ended December 31, 2003
Effective tax rate	*	%	61.7%	9.5%

*	percentage is not meaningful

Income tax expense for 2003 includes $2.5 million related to state income taxes, which resulted primarily from the State of California’s decision during the third quarter of 2002 to retroactively suspend the state income tax net operating loss deduction for a two-year period, $1.0 million in foreign income taxes and $0.7 million in federal alternative minimum taxes. Income tax expense for 2002 includes $5.4 million representing foreign taxes withheld from a license prepayment received from Samsung and $1.1 million in California state income taxes, which resulted primarily from the State of California’s decision to retroactively suspend the state income tax net operating loss deduction. Income tax expense for 2001 primarily related to foreign taxes on foreign license revenues. Withholding taxes are recoverable only as a credit against federal income taxes. Due to the uncertainty of the recoverability, the withholding taxes were reflected as income tax expense in 2001 and 2002.

At December 31, 2003, for federal and state income tax reporting purposes we had net operating loss carryforwards of approximately $88.4 million and $67.2 million, respectively, available to offset future taxable income. $47.4 million of the $88.4 million is attributable to stock option and employee stock purchase plan deductions; when utilized, the benefit from the $47.4 million will be recognized as an increase in additional paid-in capital. At December 31, 2003 we had federal research credits and state research credits of approximately $1.6 million and $0.3 million, respectively, available to offset future taxes. The federal operating loss and research credit carryforwards will begin to expire in 2011 if not utilized. The state operating loss carryforwards begin to expire in 2004 if not utilized.

Other Income and Expense

The following table sets forth other income and expense data from our consolidated statements of operations:

	Year ended December 31, 2001	Year ended December 31, 2002	Year ended December 31, 2003	% Change 2001 to 2002	% Change 2002 to 2003
Other income (expense):
Interest and other expense	$(6,144)	$(849)	$(429)	86.2%	49.5%
Interest and other income	967	393	580	(59.4)%	47.6%
Foreign exchange gain (loss)	(303)	180	(674)	* %	* %

Total other income (expense)	$(5,480)	$(276)	$(523)	95.0%	(89.5)%

*	percentage is not meaningful

The following table sets forth operating expenses from our consolidated statements of operations expressed as a percentage of total net revenues:

	Year ended December 31, 2001	Year ended December 31, 2002	Year ended December 31, 2003
Other income (expense):
Interest and other expense	(8.3)%	(0.5)%	(0.1)%
Interest and other income	1.3%	0.2%	0.1%
Foreign exchange gain (loss)	(0.4)%	0.1%	(0.1)%

Total other income (expense)	(7.4)%	(0.2)%	(0.1)%

Fiscal 2003 Compared with Fiscal 2002

Interest and other expense for 2003 and 2002 consisted primarily of interest on short-term borrowings and miscellaneous taxes.

Interest and other income for 2003 and 2002 consisted primarily of interest on our cash balances. The increase in interest and other income for 2003 compared to 2002 was primarily due to higher average cash balances in 2003 compared to 2002.

The net foreign exchange loss for 2003 and gain for 2002 was primarily attributable to our sales activity into European and Japanese markets which exposed us to fluctuations in foreign currencies including the British pound, Euro and Japanese yen against the U.S. dollar in each of the periods. During both 2003 and 2002 we entered into designated foreign currency exchange hedging contracts to mitigate these exposures.

Fiscal 2002 Compared with Fiscal 2001

Interest and other expense for 2002 consisted primarily of interest on short-term borrowings. Interest and other expense for 2001 included imputed and other non-cash interest charges of $4.1 million, associated primarily with the amortization of the value of the warrants issued and fees paid in connection with our credit facilities with The Chase Manhattan Bank and Access Technology Partners, the write-off of the remaining balances related to fees on the Chase loan and the write-off of the warrants issued to Chase.

The decrease in interest and other income was primarily due to lower average cash balances and lower interest rates in 2002.

Foreign exchange gain (loss) was primarily attributable to European and Japanese sales activities and fluctuations in the British pound and the Japanese yen against the U.S. dollar. During 2002, we entered into designated foreign currency exchange hedging contracts to mitigate these exposures. During 2001 we did not enter into designated foreign currency exchange hedging contracts to mitigate these exposures.

Quarterly Results of Operations

The following table sets forth quarterly statements of operations data for the eight quarters in the two years ended December 31, 2003. This quarterly information has been derived from our unaudited financial statements and, in the opinion of management, includes all adjustments necessary for a fair presentation of the information for the periods covered. The quarterly data should be read in conjunction with our consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Quarters Ended
	March 31, 2002		June 30, 2002	September 30, 2002		December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(unaudited. in thousands, except per share amounts)
Total net revenues	$28,814		$33,955	$45,729		$65,541	$54,636	$81,491	$98,670	$177,468
Cost of product revenues	20,667		25,191	34,295		48,036	39,966	59,527	72,326	134,998
Gross margin	8,137		8,764	11,434		17,505	14,670	21,964	26,344	42,470
Income from operations	647		1,042	2,878		6,171	4,283	7,531	10,922	21,885
Net income (loss)	(4,923	)(1)	1,315	2,043	(2)	5,574	4,273	7,048	9,731	18,860

Net income (loss) per common share—basic	$(0.08	)(1)	$0.02	$0.03	(2)	$0.09	$0.06	$0.10	$0.14	$0.24

Net income (loss) per common share—diluted	$(0.08	)(1)	$0.02	$0.03	(2)	$0.08	$0.06	$0.09	$0.12	$0.21

	Percentage of net revenues for the quarter ended:
	March 31, 2002		June 30, 2002	September 30, 2002		December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Total net revenues	100%		100%	100%		100%	100%	100%	100%	100%
Cost of product revenues	71.7		74.2	75.0		73.3	73.1	73.0	73.3	76.1
Gross margin	28.3		25.8	25.0		26.7	26.9	27.0	26.7	23.9
Income (loss) from operations	2.2		3.1	6.3		9.4	7.8	9.2	11.1	12.3
Net income (loss)	(17.1)%		3.9%	4.5%		8.5%	7.8%	8.6%	9.9%	10.6%

1	In the quarter ended March 31, 2002, net loss and net loss per share includes the impact of a charge of $5.4 million related to foreign taxes withheld on the prepayment of licensing fees.
2	In the quarter ended September 30, 2002, net income and net income per share includes the impact of a charge of $0.8 million related to California taxes as a result of California retroactively suspending the use of net operating losses for two years effective January 1, 2002.

Liquidity and Capital Resources

The following table is a summary of our cash flows from operating, investing and financing activities:

	Year ended December 31, 2001	Year ended December 31, 2002	Year ended December 31, 2003
Net cash (used in) provided by operating activities	$(8,669)	$1,609	$(16,247)
Net cash (provided by) used in investing activities	19,107	(1,913)	(2,095)
Net cash (used in) provided by financing activities	(9,446)	39,123	86,655
The following table sets forth our days sales outstanding and inventory turns per year:

	2001	2002	2003
Days sales outstanding (net of change in deferred revenue)	54	57	40
Inventory turns per year	9	8	8

Net cash used in operating activities for the year ended December 31, 2003 included net increases in working capital of $70.0 million, which were partially offset by non-cash charges of $13.9 million. Changes in working capital for the period included a $78.1 million increase in inventory, a $51.7 million increase in accounts receivable, a $15.4 million decrease in deferred license revenue and product margin and a $3.6 million increase in prepaid expenses and other assets. The increase in our inventory was due primarily to the increased levels of inventory required to satisfy demand for our products and the increase in consigned inventory balances of $15.2 million at December 31, 2003 compared to December 31, 2002. The increase in accounts receivable was primarily due to increased shipments of our products during 2003 and partially offset by an improvement in our days sales outstanding. The decrease in deferred license revenue and product margin was primarily due to amortization of deferred license revenue related to our Samsung, Sony and Olympus license agreements. The increase in prepaid expenses and other assets was primarily due to increased prepayments made for inventory purchases and the increased balance of value added tax prepayments due to increased shipments to our European and Japanese subsidiaries. These changes in working capital were offset by a $58.1 million increase in accounts payable and a $20.6 million increase in accrued liabilities. The increase in accounts payable was due primarily to increased inventory purchases in the fourth quarter of 2003 compared to the fourth quarter of 2002. The increase in accrued liabilities was due primarily to the increase in provisions for market development funds of $6.5 million, price protection of $6.0 million and rebates of $2.5 million. The increases in these provisions were primarily the result of increased gross product revenues during 2003 compared to 2002.

Net cash provided by operating activities for the year ended December 31, 2002 included non-cash charges of $1.6 million of amortization of stock-based compensation, $1.4 million of depreciation and amortization and $1.4 million of allowance to record inventory at net realizable value. Changes in working capital for the period included a $12.0 million increase in accounts payable resulting primarily from amounts due to our suppliers related to increased inventory purchases during the fourth quarter of 2002, an increase of $11.6 million in accrued liabilities consisting primarily of increases of $3.2 million in accrued market development funds, $3.1 million in accrued price protection and $2.3 million in accrued rebates, all of which were associated with increased sales volumes in the fourth quarter of 2002 as compared to 2001, $0.9 million in legal fees and $2.1 related to a general increase in our business activities. Additionally, deferred license revenue and product margins increased by $19.3 million, which was primarily attributable to the receipt of the upfront Samsung license payment in 2002. The favorable impact from these changes was offset by increases in accounts receivable of $29.9 million, which was primarily due to increases in our total net revenues and deferred product revenues and an increase in our days sales outstanding due to the timing of shipments during the fourth quarter of 2002 compared to 2001. Inventory and other assets increased by $21.6 million, primarily the result of increased inventory levels required to satisfy customer demand.

Net cash used in investing activities for the year ended December 31, 2003 and 2002 was the result of purchases of property and equipment. Net cash provided by investing activities for year ended December 31, 2001 was primarily the result of proceeds from the sale of short-term investments.

Net cash provided by financing activities for the year ended December 31, 2003 was primarily the result of raising $90.1 million of net proceeds in September 2003 through the sale of 5,750,000 shares of our common stock at a price of $16.50 per share in a public offering and $11.1 million from net proceeds from stock option exercises, our employee stock purchase program and reduction of notes receivable from stockholders. These sources of cash were partially offset by $14.6 million from the repayment of notes payable under our credit facility with Greater Bay Bank. Net cash provided by financing activities for the year ended December 31, 2002 was primarily the result of raising $27.7 million in December 2002 through the sale of approximately 4.9 million shares of our common stock at $6.00 per share in a public offering, debt proceeds of $63.2 million which were primarily from our asset based credit facility with Greater Bay Bank, and net proceeds from equity transactions of $1.9 million, offset by debt repayments of $51.0 million primarily against our asset based credit facility with Greater Bay Bank and the $2.7 million increase in restricted cash. Restricted cash represents cash and cash equivalents used to collateralize standby letters of credit related to purchasing agreements with our suppliers. Net cash used in financing activities was $9.4 million for the year ended December 31, 2001. During 2001, we repaid all of our outstanding debt in the amount of $10.7 million under our credit facilities with The Chase Manhattan Bank and Access Technology Partners and we repaid $0.4 million of other debt.

We believe that our cash resources of $115.7 million at December 31, 2003, together with anticipated operating profits and increases in working capital including funds available under our bank and vendor credit facilities, will be sufficient to finance our operating activities for at least the next twelve months. While we have improved asset management over the past twelve months DSO’s may vary in the range of 40 to 55 days during the next twelve months.

Purchase Commitments

We purchase substantially all of our flash memory from Samsung pursuant to a supply agreement that expires on March 29, 2006 unless extended by mutual agreement. Samsung has guaranteed a certain allocation of flash memory production capacity to us. Under the supply agreement, our purchases are priced based upon an agreed upon methodology and Samsung provides us with intellectual property indemnification for the products we purchase from them. Either party can terminate the supply agreement in the event of the other party’s breach of the agreement or bankruptcy. We are not obligated to purchase minimum volumes of flash memory.

We also have a supply agreement with UMC through December 31, 2004 under which we purchase controllers. The purchase commitment for such controllers is generally restricted to a forecasted time horizon based on a rolling forecast of our anticipated purchase orders.

We depend on third party subcontractors for assembly and testing of our digital media products. We do not have long-term agreements with these subcontractors. Instead, we procure services from these subcontractors on a per-order basis.

The following table outlines our contractual obligations and commercial commitments at December 31, 2003:

	Payments due by period (in thousands)
	Total amount committed	Less than 1 year	1–3 years	4–5 years	After 5 years
Contractual obligations and commercial commitments:
Operating leases (net of sublease income)	$1,347	$1,006	$341	$—	$—
Unconditional purchase obligations	1,496	1,496	—	—	—
Standby letters of credit	5,000	5,000	—	—	—

Total contractual obligations and commercial commitments	$7,843	$7,502	$341	$—	$—

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases and unconditional purchase obligations as described above.

Indemnifications

We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically these obligations arise in connection with sales contracts and license agreements under which we customarily agree to hold the other party harmless against any losses incurred as a result of a claim by any third party with respect to our products. We also typically agree to pay any costs incurred in defense of any such claim. The terms of the indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, the amounts required to defend indemnification claims have been insignificant. Accordingly, we have not accrued any amounts for these indemnification obligations as of December 31, 2003.

We have agreements whereby our directors and officers are indemnified for certain events or occurrences while the officer or director is serving at our request in such capacity. The maximum amount of future payment we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2003.

Warranties

We provide warranties that range from one year for card readers to lifetime warranties for our professional products. Warranty costs are the costs to rework or scrap returned inventories. We have historically experienced minimal warranty costs and warranty expense has historically been immaterial to our financial statements.

Recent Accounting Developments

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 did not have a material impact on our financial position, results of operations, or cash flows for the year ended December 31, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under Statement of Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS No. 149 will be applied prospectively. We did not have any derivative instruments, as defined under SFAS No. 149, for the year ended December 31, 2003 and we do not expect to have any in the near future. Accordingly, the adoption of this standard did not have any impact on our financial position, results of operations, or cash flows for the year ended December 31, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many such instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. We did not have any financial instruments with characteristics of both liabilities and equity, as defined under SFAS No. 150, for the year ended December 31, 2003 and we do not expect to have any in the near future. Accordingly, we do not believe that the adoption of this statement will have a material impact on our financial position, cash flows or results of operations.

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

Our operating results and gross margins may vary significantly in the future based on a number of factors related to our industry and the markets for our products. We will have little or no control over many of these factors and any of these factors could cause our operating results and gross margins, and consequently the price of our common stock, to fluctuate significantly. These factors include, among others:

•	increases in the price of flash memory that we buy or the failure of cost decreases to keep up with price decreases for our products;

•	fluctuation in demand for our products, including seasonal demand for our products and the volume and timing of potential retail customer and distributor orders;

•	competitive pricing pressures for the products we sell;

•	the rate of growth of the market for digital cameras, digital film and USB flash drives;

•	the availability of flash memory, particularly flash memory that meets our technological requirements;

•	the amount of price protection, volume incentive rebates, discounts, market development funds, cooperative advertising payments and other concessions and discounts that we may need to provide to some of our customers due to competitive pricing pressures;

•	the timing and manner of revenue recognition for any given customer, including the deferral of revenue from new customers until the product is sold to their customers or our inability to accurately estimate appropriate reductions in product revenue based upon historical experience which may lead to the deferral of revenue from our customers until product is sold to their customers;

•	availability of sufficient silicon wafer foundry capacity and product components to meet customer demand;

•	the difficulty of forecasting sell-through rates of our products and their impact on inventory levels at our distributors and customers, which may result in additional orders being delayed or reduced and inventory being returned;

•	the timing and amount of expenses related to obsolescence and disposal of excess inventory and the difficulty of forecasting and managing our inventory levels, including inventories on consignment;

•	the timing and amount of any reductions in the average selling prices of our products and services;

•	the mix of business between retail, OEM and licensing;

•	our ability to estimate revenue reserves for product sales to certain customers;

•	price reductions in key components, such as flash memory, could result in reduced margins when selling products that include previously purchased components held in inventory;

•	increases in costs charged by our component or card suppliers or the failure of our suppliers to decrease the prices they charge to us when industry prices decline;

•	the timing and amount of orders and cancellations from existing and new customers;

•	the commencement of, involvement in or the expansion of our litigation;

•	any changes in the trend of declining average selling prices per unit sold of digital storage media;

•	competing flash card standards, which displace the standards used in our products;

•	shortages of components such as capacitors and printed circuit boards required for the manufacturing of our products;

•	exchange rate fluctuations, particularly the U.S. dollar to British pound and Japanese yen and the British pound to Euro exchange rates;

•	the announcement or introduction of products and technologies by competitors;

•	potential product quality problems which could raise return or rework costs; and

•	whether we can sell controllers in the volumes and at the prices we anticipate.

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

We primarily depend upon Samsung for our flash memory. If Samsung is unable to provide us with sufficient quantities of flash memory when we need it at prices and sales terms that allow us to be competitive in the marketplace, if Samsung is unable to remain technologically competitive, or if Samsung were to reduce or eliminate our credit terms, we would not be able to manufacture and deliver digital media to our customers in accordance with their volume, price and schedule requirements which would have a serious negative impact on our revenues and margins.

As a result of the supply agreement we entered into with Samsung in April 2001, it is our primary supplier of flash memory, which is the primary cost of our digital media. We expect that the demand for flash memory during 2004, and particularly in the first half of 2004, will be substantially greater than the supply of flash memory due to the continuing demand for digital cameras, increased use of flash memory in cellular phones and other digital consumer products, and increasing demand for USB flash drives. Shortages of flash memory now exist. If we are unable to obtain sufficient quantities of flash memory from Samsung or from another flash memory supplier in a timely manner and at competitive prices, we will not be able to manufacture and deliver flash memory products to satisfy our customers’ requirements. Although a number of semiconductor companies have announced their intention to manufacture flash memory that would meet our needs, Samsung and Toshiba currently control virtually all of the market for flash memory for our products. Even when additional flash memory capacity becomes available from new suppliers, these suppliers may not be able to supply our flash memory needs at competitive prices if we cannot obtain adequate supplies from Samsung. Even if we are able to obtain flash memory in sufficient volumes and on schedules that permit us to satisfy our delivery requirements, we cannot assure you that the prices charged by Samsung or other suppliers will enable us to compete effectively in our market. If we are unable to satisfy the requirements of our customers or supply digital media to them in the volumes they request, they will likely reduce future orders or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. If we are unable to obtain flash memory at economical prices, our gross margins would decline unless we could raise the prices of our products in a commensurate manner or offset the cost increases elsewhere. The existing competitive conditions may not permit us to do so, which would adversely impact our revenues and gross margins.

In addition, if Samsung does not offer us prices, sales terms and credit terms that are appropriate to meet our growing needs, we might have to seek alternate suppliers or additional financing. Furthermore, if Samsung is unable to increase its output of flash memory in a manner commensurate with our needs, or to manufacture flash memory that is technologically and price competitive, or if it has any interruptions in shipment for any reason, we would be unable to satisfy our customers’ requirements. For example, Samsung has been emphasizing smaller flash geometries over multi-level cell technology. If multi-level cell technology can be manufactured in volume at high yields, it could offer significant cost advantages over single-level cell technologies. If we are unable to satisfy the requirements of our customers, they may reduce any future orders or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. Samsung has from time to time considered directly entering the retail market for flash media, which would make it a direct competitor to us. Samsung and other current and potential suppliers of flash memory are located in Asia, a region that has been, and in the future may be, affected by economic and political instability that could adversely affect the price and supply of flash memory.

The solid-state storage market is evolving and we may not have rights to manufacture and sell certain types of flash card formats or we may be forced to pay a royalty to sell digital film in these formats. Future digital film formats may not use our core technology.

Many new digital cameras and other consumer devices now use emerging flash card formats such as the Secure Digital Card or the xD Picture Card formats, which we do not currently manufacture and do not have rights to manufacture. The Secure Digital Card, for example, was introduced by a consortium consisting of SanDisk, Matsushita and Toshiba. The consortium charges license fees to other companies that want to manufacture this product. The Secure Digital Card and the xD Picture Card have rapidly gained broad consumer acceptance. This has resulted, and will likely continue to result in a decline in demand, on a relative basis, for products that we manufacture. We currently source such products from third parties. Products we purchase and resell have significantly increased as a percentage of our total net revenues. Until we begin to manufacture such products ourselves, we expect that products that we purchase and resell will continue to increase as a percentage of our total revenues, which will negatively impact our gross product margin. We expect to begin the manufacture of additional flash card formats during the first half of 2004, though we may be unable to secure licensing arrangements that give us the right to manufacture these new or other future formats at reasonable rates or at all. We believe that one of our advantages is our ability to offer retailers all major flash card formats, and if we were unable to supply all flash card formats at competitive prices or if we were to have product shortages, our margins would be adversely impacted and our customers would likely cancel orders or seek other suppliers to replace us.

If we are unable to generate increased revenue from licensing our intellectual property, our gross margins and profitability would be negatively impacted.

We have historically derived the substantial majority of our licensing revenue from a limited number of sources. If we fail to generate significant licensing revenues or increase the revenues we derive from our higher margin controller sales, we may not grow our revenues and margins as planned. In March 2002, we executed a license agreement with Samsung that provided for fixed license payments through March 31, 2004 and variable based royalties thereafter. Whether we will be paid any royalties under the variable based royalty obligations depends on many factors, including which flash products Samsung manufactures and sells and in what volumes, as well as our relative market share and our aggregate purchases from Samsung. We expect royalties from Samsung after March 31, 2004 to be minimal. As our licensing revenue declines, our revenues, gross margins and earnings will be negatively impacted. There can be no assurance that we will be successful in our efforts to secure new license or royalty revenues.

Our unit volume has increased substantially in recent periods and has strained our operations infrastructure and our supply chain.

In recent periods, the number of units we manufacture on a weekly basis has increased significantly, particularly during the second half of 2003. This significant increase in growth has strained our supply chain and operational capabilities. Our contract manufacturers may not be able to manufacture cards at levels necessary to sustain our increased growth. Our component suppliers may not be able to keep up with the growth in our need for parts. Our other vendors, such as those that package our products, also may have trouble meeting our additional demands on them. If we are not able to continue to accommodate this increased unit demand from our customers, we may have product shortages. If we were to have product shortages, our customers would likely cancel orders or seek other suppliers to replace us. If we are unable to manufacture products at rates sufficient to keep up with our component purchases, we may have too much inventory that would later need to be written down if component prices decrease. In addition, we must continue to make significant investments in our existing internal information management systems to support increased manufacturing, as well as accounting and other management related functions. Our systems, procedures and controls may not be adequate to support rapid growth, which could in turn harm our business, financial condition and results of operations. In addition, the improvement in economic conditions will likely extend the lead-time for procuring components. If we do not plan properly or if the demand rises too quickly, we will face material shortages.

We market our digital media primarily on the basis of its superior technology. If we are unable to achieve or maintain technological leadership, our revenues and gross margins would likely decline significantly.

We market our digital media primarily on the basis of its performance and technology advantage over our competitors’ products. In doing so, we have emphasized our speed and other advantages over our competitors’ products and have tried to establish ourselves as the brand of choice among professional photographers. We label our CompactFlash and some of our JumpDrive and Secure Digital Card products for sustained write speed performance in which 1x is equal to a write speed of 150 kilobytes per second, nomenclature similar to that used in the CD-ROM industry. For example, our 4x CompactFlash digital film is capable of sustained write speeds of at least 600 kilobytes per second. Currently, we offer CompactFlash with write speeds ranging from 4x to 40x . Our highest capacity card is currently 4 gigabytes. From time to time our competitors have introduced products for which they have claimed high, sustained write speeds. If we are unable to design and manufacture products that are technologically superior to those of our competitors or if we lose our status as a brand preferred by professional photographers, we will be unable to achieve a premium price for our products. If this were to occur, our revenues and gross margins would likely decline significantly.

Increased competition in the digital media market may lead to a decrease in our revenues and market share.

Our industry is characterized by intense competition, supply shortages or oversupply, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. Our existing competitors include many large domestic and international companies that have longer operating histories and greater brand name recognition, greater access to flash memory, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with retailers, OEMs and end users. As a result, these competitors may be able to better absorb price declines, ensure more stable supply, adapt more quickly to new or emerging technologies or devote greater resources to the promotion and sale of their products than we may. Ultimately, this may lead to a decrease in our sales and market share.

Our primary competitors are companies that sell flash media into the mass market, photo and OEM channels. Many of these companies are manufacturers with both controller and flash memory capabilities, such as Infineon, Renesas, Samsung, SanDisk and Toshiba. Samsung has begun to sell flash cards in larger volumes to third parties, including to our competitors, and has publicly announced its intention to sell flash cards directly to retail customers. Renesas has recently made several announcements that suggest that it has increased its commitment to the manufacture of flash memory. Other well-known semiconductor companies, including Hynix, Infineon and Micron, have also indicated that they may enter the NAND flash market. SanDisk and Toshiba jointly develop and manufacture both low-cost and high-performance flash memory. Because flash memory represents a significant portion of the cost of flash media, SanDisk and other flash manufacturers may have a competitive advantage and may have access to flash memory at prices substantially below the prices that Samsung will charge to us.

We also face significant competition from manufacturers or card assemblers and resellers that either resell flash cards purchased from others or assemble cards from controllers and flash memory chips purchased from companies such as Renesas, Samsung or Toshiba, into flash cards. These companies include Crucial, Dane-Elec, Delkin Devices, Kodak, Feiya, Fuji, Hagiwara, Hewlett Packard, Data I/O, Infineon, Kingston, M-Systems, Matsushita, Memorex, Memory Plus, Micron, PNY, PQI, Pretec, Ritek, Samsung, Silicon Storage Technology, SimpleTech, SMART Modular Technologies, Sony, TDK, Transcend, Viking InterWorks and many others.

In addition, an increasing number of companies are manufacturing their own controllers, including Genesys, Hyperstone, Kingston, OTI, Prolific, SanDisk, Sigmatel, Silicon Storage Technology and Solid State System. Such companies either combine their controller with flash memory from third parties to manufacture their own flash cards or sell their controllers to third parties who use them to assemble flash cards. Additionally, major semiconductor companies such as Hynix, Infineon, Micron, Renesas, Samsung and Toshiba have also developed or are currently developing their own controllers that will likely compete with our controller and/or card sales.

Furthermore, many companies have introduced USB flash drives that compete directly with our JumpDrive line of products. These include Apacer, Belkin, Fuji, Iomega, JMTek, KTI Networks, M-Systems, Netac, PNY, Samsung, SanDisk, SimpleTech, Sony, Trek and many others.

Our competitors have also introduced certain flash card formats. For example, a consortium consisting of SanDisk, Matsushita and Toshiba have developed the Secure Digital Card, a media format used in digital cameras as well as in other electronic applications, and Fuji and Olympus introduced the xD Picture Card. Another group of companies has recently introduced the “FISH” drive, which is a miniature USB drive. Although we currently sell these flash memory products (with the exception of the “FISH” drive), which we source from third parties, we do not currently manufacture them, and we may not be able to do so in the future at a reasonable rate or at all. By many estimates, these two products may comprise over half of the worldwide market for flash cards in 2004. If we are unable to obtain the rights to manufacture these products, our business will be adversely affected.

Kodak and Fuji are the largest and best-known manufacturers of traditional film products. Kodak and Fuji have entered the U.S. digital media market, but do not yet manufacture their own digital media. Kodak has announced that it plans to build on its digital strategy with investments and purchases as it aims to be the number one player in digital photography. With their resources and worldwide brand recognition, either Kodak or Fuji would be formidable competitors for our core business.

Several companies such as Cornice, IBM, and Matrix Semiconductor have introduced competing technologies for use in digital cameras. These include products such as Digital Capture Technology and the MicroDrive. Although the cost per megabyte of rotating media such as Digital Capture Technology and the MicroDrive is lower than that of flash cards, rotating media has historically had higher power consumption and lower reliability than flash cards. Compact discs can also be used as a storage medium for digital cameras and other devices, and, while inexpensive, are quite bulky. We expect to continue to face competition from existing or future competitors that design and market similar or alternative data storage solutions that may be less costly or provide additional features. If a manufacturer of digital cameras or other consumer electronic devices designs one of these alternative competing standards into its products, the digital media we manufacture, as currently configured, will not be compatible with that product and our revenues may decline.

If we are unable to continue to develop, competitively market and sell our JumpDrive portable flash storage product line, our revenues, gross margins and profitability would be negatively impacted.

We derive a significant portion of our revenues and gross margin from sales of our JumpDrive flash storage products. We believe that the market for flash storage will become increasingly competitive, and if we cannot continue to develop, market and sell these products, our revenues, gross margins and profits may decline.

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop or enhance our products, expand our operations beyond our current expectations or respond to competitive pressures.

We had approximately $115.7 million in cash and cash equivalents as of December 31, 2003. We currently anticipate that this amount, together with funds available under our bank and vendor credit facilities, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. However, we might need to raise additional funds prior to the expiration of this period to fund growth beyond our current expectations. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all. We may try to obtain additional financing by issuing shares of common stock, preferred stock, convertible debt securities, or warrants or otherwise, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to maintain our product development schedule, respond to competitive pressures or grow our business.

If we are unable to develop and introduce, on a timely basis, new products or services that are accepted by our customers and consumers, we will not be able to compete effectively in our market.

We operate in an industry that is subject to evolving industry standards, rapid technological changes, rapid changes in consumer demands and the rapid introduction of new, higher performance products that shorten product life cycles and tend to decrease average selling prices. To remain competitive in this demanding market, we must continually design, develop and introduce new products and services that meet the performance and price requirements of our customers and consumers. For example, as the number of flash card formats proliferates, it puts significant additional strain on our engineering group to design controllers for each format. Any significant delay or failure in releasing new products or services would harm our reputation, provide a competitor a first-to-market opportunity or allow a competitor to achieve greater market share. Also, we cannot assure you that any products or services we do introduce will gain market acceptance. The introduction of new products is inherently risky because it is difficult to foresee advances in technology and the adoption of new standards, to coordinate our technical personnel and strategic relationships and to identify and eliminate design and product flaws. We may not be able to recoup research and development expenditures if our new products or services are not widely accepted.

We have a history of losses and may not be able to sustain profitability.

As of December 31, 2003, we had an accumulated deficit of approximately $91.9 million. We cannot assure you that we will be able to sustain profitability in future periods, and we will likely use cash for operations. Our ability to sustain profitability depends on the rate of price decreases for our products, the growth of the markets for digital cameras, digital film and digital storage media, the extent to which our products, particularly our higher margin products, are accepted by these markets, our ability to charge a premium for our higher performance products and our ability to adequately control our operating expenses, particularly our litigation costs. We also must continue to reduce the costs of producing and selling our digital film products by controlling our internal and channel inventory, securing the best available pricing for flash memory and components used in our digital media products and reducing our manufacturing costs. If we are unsuccessful in increasing revenues from our higher margin products and controlling our operating expenses, we may not be able to sustain profitability on a quarterly or an annual basis.

Our products are characterized by average selling prices that have historically declined over relatively short time periods. If we are unable to effectively manage our inventories, reduce our costs, introduce new products with higher average selling prices or increase our sales volumes, our revenues and gross margins will be negatively impacted.

Consumers continue to exert pressure on digital camera manufacturers and on us to lower prices of digital photography products, such as our digital film, to prices comparable to those of traditional photography products. Our competitors also impose pricing pressures on us. Often these pricing pressures have been possible as a result of lower flash memory costs, but if flash memory costs rise we will experience additional margin pressure. In addition, because a large percentage of our sales are to a small number of customers that are primarily retail consumer chains, distributors and large OEMs, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. In the past we have significantly reduced the prices of many of our flash products from time to time, and we may need to continue to do so to remain competitive. Any reduction in prices by us will hurt our gross margins unless we can manage our internal and channel inventories and our cost structure to minimize the impact of such price declines and reduce our costs. We also sell our products to certain customers on a consignment basis, which has resulted in us carrying higher inventory levels.

If we are unable to reduce our costs to offset declines in average selling prices or increase the sales volume of our existing products, our revenues and gross margins will be adversely affected. We anticipate that our average selling prices will continue to decline in 2004. This may negatively impact our anticipated growth in product revenues as well as our gross margins, particularly if the decline in our average selling prices is not matched by price declines in our component costs, primarily the cost of flash memory.

Because we protect many of our retail customers and distributors against the effects of price decreases on their inventories of our products, we have in the past and may in the future incur large price protection charges if we reduce our prices when there are large quantities of our products in our distribution channel.

More than half of our product sales in 2001, 2002 and 2003 were made through distributors and retailers to which we have provided price protection. Price protection allows customers to receive a price adjustment on existing inventory when its published price is reduced. In an environment of slower demand and abundant supply of products, price declines and channel promotions expenses are more likely to occur and, should they occur, are more likely to have a significant impact on our operating results. Further, in this environment, high channel inventory may result in substantial price protection charges. These price protection charges have the effect of reducing gross sales and gross margin. During 2002, we incurred approximately $7.6 million, or 4.9% of total net product revenue, in price protection charges, and during 2003, we incurred approximately $13.3 million, or 3.4% of total net product revenue, in price protection charges. We anticipate that we will continue to incur price protection charges for the foreseeable future due to competitive pricing pressures. If our price protection reserves are insufficient or we are not able to estimate future charges, our revenues and gross margins would be adversely affected in future periods.

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

We sell our controllers to companies that use our controllers to manufacture flash card products. Many of these customers are large companies that have longer operating histories and greater brand recognition, greater access to flash memory, substantially greater financial, technical, marketing and other resources and longer standing relationships with customers. If these companies were to choose to compete directly with us in the digital media market or in our retail channels, our revenues and gross margins would likely decline.

We depend on a few key customers and the loss of any of them could significantly reduce our revenues.

Historically, a small number of our customers have accounted for a significant portion of our revenues. During 2003, sales to the ten customers from which we received the greatest revenues accounted for approximately 53.4% of our total gross revenues. Our revenues could decline if one or more of these customers were to significantly reduce, delay or cancel their orders, decide to purchase digital media manufactured by one of our competitors, develop and manufacture their own digital media or cease operations due to the downturn in the global economy or otherwise. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

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

We sell a significant percentage of our digital media products through retailers, most notably CompUSA, Dixons Group Plc Office Max, Ritz Camera Centers, Target and Wal-Mart, rather than through OEMs. Sales to retailers subjects us to many special risks, including the following:

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

We also do not currently manufacture certain flash cards, such as the Memory Stick Duo, Memory Stick PRO, Secure Digital Card, mini –Secure Digital, SmartMedia Card and xD Picture Card, with our own controllers. Until we are able to develop our own flash memory controller for these and other products, we must purchase such cards from third parties for resale. We do not have long-term supply contracts with all of these suppliers, and therefore face the risks of inadequate supply, price increases, late delivery or unavailability. If our supply of such products is disrupted, we will lose existing customers and may be unable to replace them or to attract new ones.

We depend primarily on United Microelectronics Corporation, or UMC, to manufacture our controllers, and if we are unable to obtain from UMC sufficient quantities of controllers at acceptable quality, yields and prices, and in a timely manner, we may not be able to meet customer demand for our products, which could limit the growth and success of our business.

We do not own or operate a semiconductor fabrication facility, or fab. Instead, we rely primarily on a foundry, UMC, to produce the majority of our controller products. Our reliance on an independent foundry involves a number of significant risks, including

•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs; and

•	unavailability of, or delayed access to, next-generation or key process technologies.

We have entered into a supply agreement with UMC under which we are obligated to provide UMC with a rolling forecast of our anticipated purchase orders. Such forecasts may only be changed by a certain percentage each month. This limits our ability to react to significant fluctuations in demand for our products. If UMC were to become unable or unwilling to continue manufacturing our controllers in the required volumes, at acceptable quality, yields and prices, and in a timely manner, we might not be able to meet customer demand for our products, which could limit the growth and success of our business. We have qualified other fabs, but we cannot assure you that they will have sufficient capacity to accommodate our demand at any particular time.

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

Our flash cards are primarily assembled and tested by PC Partner in China; Venture Manufacturing Services in Singapore and Indonesia; and Venture Manufacturing, Vitron, Macrotron and PC Partner in the United States. We do not have a long-term agreement with Vitron, Venture Manufacturing or PC Partner and typically obtain services from them on a per order basis. Additionally, our controllers are assembled, tested and packaged primarily by Advanced Semiconductor Engineering in Taiwan, Advanced Interconnection Technologies in Indonesia and in the United States. Our reliance on these subcontractors involves risks such as reduced control over delivery schedules, quality assurance, inventory levels and costs. These risks could result in product shortages or increase our costs of manufacturing, assembling or testing our products. If these subcontractors are unable or unwilling to continue to provide assembly and test services and deliver products of acceptable quality, at acceptable costs and in a timely manner, we would have to identify and qualify other subcontractors. This could be time-consuming and difficult and result in unforeseen operations problems.

Our failure to successfully promote our brand and achieve strong brand recognition in target markets could limit or reduce the demand for our products and services.

We believe that brand recognition will be important to our ability to succeed as the digital photography and the digital media markets continue to develop. We plan to continue to invest in marketing programs to create and maintain prominent brand awareness. If we fail to promote our brand successfully, or if the expenses associated with doing so become increasingly high, our business may not grow as we anticipate. Other companies, who may have significantly more resources to promote their own brands than we do, may not be aggressively promoting their flash card brands. If they begin to more aggressively promote their brand or if our products exhibit poor performance or other defects, our brand may be adversely affected, which would inhibit our ability to attract or retain customers.

If we encounter difficulties in attracting and retaining qualified personnel, we may not be able to successfully execute our business strategy, we may need to grant large stock-based incentives that could be dilutive to our stockholders and we may be required to pay significant salaries which would increase our general and administrative costs.

Our future success will depend to a significant extent on the continued services of our key employees, including Eric B. Stang, our Chairman of the Board of Directors, President and Chief Executive Officer, and

Petro Estakhri, our Chief Technology Officer and Executive Vice President of Engineering. Our success will also depend on our ability to attract and retain qualified technical, sales, marketing, finance and managerial personnel. If we are unable to find, hire and retain qualified individuals, we may have difficulty implementing portions of our business strategy in a timely manner, or at all.

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

Although the digital media products that we manufacture are tested after they are assembled, these products are extremely complex and may contain defects. These defects are particularly likely when new versions or enhancements are released. The sale of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. For example, if there are defects in our products that cause loss of data, customers may lose their digital images stored on our digital media. In addition, product defects and errors could result in additional development costs, diversion of technical and management resources, delayed product shipments, increased product returns, and product liability claims against us which may not be fully covered by insurance. Products we source from others may have defects that we cannot quickly fix and that will require us to return them to the manufacturer, which could result in delayed product shipments and damage to our reputation.

Our significant sales outside the United States subject us to increasing foreign political and economic risks, including foreign currency fluctuations, and it may be difficult for us to anticipate demand and pricing in those regions or effectively manage the distributor channels and relationships in those regions.

Total net revenues outside of the United States accounted for approximately 35.0% of our total net revenues for the year ended December 31, 2003. We generated a majority of our international revenues from product sales in Europe and from product sales and licensing agreements in Asia. The European and Asian markets are intensely competitive. One of our principal growth strategies is to expand our presence in this and other international markets both through increased international sales and strategic relationships. For example, we are expanding distribution of our products into Latin America, China, the Middle East and Eastern Europe. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our net revenues in future periods. Accordingly, we are subject to international risks, including:

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

Increases in the value of the United States dollar relative to foreign currencies could cause our products to become less competitive in international markets and could result in a reduction in sales and profitability. Although, the sales of our products are denominated primarily in United States dollars, we also have product sales denominated in British pounds, Euros and other European currencies, as well as the Japanese yen. To the extent our prices are denominated in foreign currencies, particularly the British pound and Japanese yen, we will be exposed to increased risks of currency fluctuations.

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

Although other applications such as cell phones, PDAs and MP3 players may consume large volumes of flash cards in the near future, today the digital photography market remains the primary driver of demand for flash cards. If the digital photography market does not continue to grow and be accepted by professional, commercial and consumer users, or if any reduction in demand in digital photography is not absorbed by other new applications, our revenues will be adversely affected.

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

The trading price of our common stock has fluctuated significantly since our initial public offering in August 2000. Many factors could cause the market price of our common stock to fluctuate, including:

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

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and other methods to protect our proprietary technologies. As of February 29, 2004, we had been granted or allowed 72 patents in the United States and other countries and had more than 91 pending United States and foreign patent applications. We cannot assure you, however, that:

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

Foreign Currency Risk.    We sell our products primarily to customers in the U.S. and, to a lesser extent, Europe, Japan and Canada. Most of our sales are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our sales will be denominated in British pounds, the Japanese yen, the Euro, the Canadian dollar and possibly Latin American currencies. Foreign currency denominated revenues were approximately 22.7%, 20.5% and 17.7% of our total product revenues for the years ended December 31, 2001, 2002 and 2003, respectively. We purchase our products and the materials and services to build our products primarily from vendors in Korea, Taiwan, Indonesia, China, the United States, Germany and Japan. Most of these costs are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our costs will be denominated in the Euro, Japanese yen and possibly other currencies. Foreign currency denominated costs were approximately 2.2%, 0.4% and 3.7% of our cost of product revenues for the years ended December 31, 2001, 2002 and 2003, respectively. As a result, it is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar rises in comparison to the local currency, which may make it more difficult to sell our products in that market. Conversely, the prices of our products would become less expensive in a particular foreign market if the value of the U.S. dollar falls in comparison to the local currency, which may make it easier to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. These risks could become more significant as we expand business outside the U.S. or if we increase sales in non-U.S. dollar denominated currencies.

We have adopted and implemented a hedging policy to mitigate these potential risks. We use forward contracts to mitigate the exposures associated with certain net foreign currency asset or liability positions. However, we cannot assure you that any policies or techniques that we have implemented, or may implement in the future, will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes. During the year ended December 31, 2003, we entered into hedges on intercompany payables denominated in the British pound and Japanese yen. During the year ended December 31, 2003, the foreign currency exposures on our net asset and liability positions were not fully hedged. For the year ended December 31, 2002, foreign exchange gains on our foreign currency net asset and liability positions were $0.6 and were offset by losses on hedging transactions of approximately $0.4 million. For the year ended December 31, 2003, gains on our foreign currency net asset and liability positions were $3.2 million and were offset by losses on hedging transactions of $3.8 million. We had no foreign exchange gains or losses on hedging transactions for the year ended December 31, 2001. As of December 31, 2003, we held forward contracts with an aggregate notional value of $35.9 million to hedge the risks associated with forecast British pound and Japanese yen denominated assets and liabilities. At December 31, 2003, our aggregate exposure to non-U.S. dollar currencies, net of currency hedge contracts, was approximately $13.3 million. If, at December 31, 2003, we applied an immediate 10% adverse move in the levels of foreign currency exchange rates relative to these exposures, we would incur a foreign exchange loss of approximately $1.3 million.

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we earn on our investments. The risk associated with fluctuating interest rates impacts all of our investments because of the short duration of the investments. Accordingly, our interest rate risk is primarily related to our cash and cash equivalents, which amounted to $115.7 million at December 31, 2003. At December 31, 2003, we had no amounts outstanding under our facility with Silicon Valley Bank. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk and market risk. We plan to mitigate default risk by investing in investment-grade securities. We have historically invested in investment-grade, short-term securities that we have held until maturity to limit our market risk.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at December 31, 2003. Actual results may differ materially.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

2.	INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements:

Schedule		Page
II	Valuation and Qualifying Accounts	86

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Lexar Media, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Lexar Media, Inc. and its subsidiaries at December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 12, 2004

LEXAR MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$47,383	$115,698
Restricted cash	5,000	5,000
Accounts receivable, net of allowances of $2,699 and $7,394, respectively	42,609	89,579
Inventories	25,604	99,620
Prepaid expenses and other current assets	2,397	5,778

Total current assets	122,993	315,675
Property and equipment, net	2,887	3,579
Intangible assets, net	652	499
Other assets	389	602

Total assets	$126,921	$320,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,271	$82,383
Accrued liabilities	19,392	39,936
Deferred license revenue and product margin	22,352	11,066
Note payable to bank	14,568	—

Total current liabilities	80,583	133,385
Deferred license revenue and product margin, net of current portion	4,724	691
Other non-current liabilities	49	—

Total liabilities	85,356	134,076

Commitments and contingencies (Notes 15 and 16)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 66,361,715 and 78,038,798 shares issued and outstanding	7	8
Additional paid-in capital	175,120	278,837
Unearned stock-based compensation	(493)	—
Notes receivable from stockholders	(1,001)	(412)
Accumulated deficit	(131,847)	(91,935)
Accumulated other comprehensive loss	(221)	(219)

Total stockholders’ equity	41,565	186,279

Total liabilities and stockholders’ equity	$126,921	$320,355

The accompanying notes are an integral part of these consolidated financial statements.

LEXAR MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2001	2002	2003
Net revenues:
Product revenues	$61,932	$156,744	$394,562
License and royalty revenues	11,709	17,295	17,703

Total net revenues	73,641	174,039	412,265
Cost of product revenues	67,645	128,199	306,817

Gross margin	5,996	45,840	105,448

Operating expenses:
Research and development	6,860	6,020	8,148
Sales and marketing	20,295	17,811	32,623
General and administrative	12,987	11,442	20,056
Goodwill impairment	2,854	—	—
Restructuring charge (credit)	2,086	(171)	—

Total operating expenses	45,082	35,102	60,827

Income (loss) from operations	(39,086)	10,738	44,621

Other income (expense):
Interest and other expense	(6,144)	(849)	(429)
Interest and other income	967	393	580
Foreign exchange gain (loss), net	(303)	180	(674)

Total other income (expense)	(5,480)	(276)	(523)

Income (loss) before income taxes	(44,566)	10,462	44,098

Income taxes	2,942	6,453	4,186

Net income (loss)	$(47,508)	$4,009	$39,912

Net income (loss) per common share:
Basic	$(0.82)	$0.07	$0.57

Diluted	$(0.82)	$0.06	$0.49

Shares used in net income (loss) per common share calculation:
Basic	58,168	59,918	70,557

Diluted	58,168	66,644	81,792

The accompanying notes are an integral part of these consolidated financial statements.

LEXAR MEDIA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Unearned Stock-based Compensation	Notes Receivable from Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances, January 1, 2001	60,052	$6	$152,796	$(9,586)	$(5,292)	$(88,348)	$(38)	$49,538
Issuance of warrants for services	—	—	258	—	—	—	—	258
Repricing of warrants	—	—	792	—	—	—	—	792
Issuance of shares under employee stock purchase plan	354	—	393	—	—	—	—	393
Unearned stock-based compensation	—	—	(5,177)	5,177	—	—	—	—
Amortization of unearned stock-based compensation, net	—	—	—	2,440	—	—	—	2,440
Exercise of stock options	182	—	47	—	—	—	—	47
Repayment of notes receivable	—	—	—	—	360	—	—	360
Repurchase of stock upon termination of employment	(829)	—	(1,500)	—	1,479	—	—	(21)
Net loss	—	—	—	—	—	(47,508)	—
Foreign currency translation adjustments	—	—	—	—	—	—	(91)
Total comprehensive loss	—	—	—	—	—	—	—	(47,599)

Balances, December 31, 2001	59,759	$6	$147,609	$(1,969)	$(3,453)	$(135,856)	$(129)	$6,208
Issuance of shares under employee stock purchase plan	378	—	365	—	—	—	—	365
Exercise of stock options	965	—	1,138	—	—	—	—	1,138
Unearned stock-based compensation	—	—	167	(167)	—	—	—	—
Amortization of unearned stock-based compensation, net	—	—	—	1,643	—	—	—	1,643
Issuance of common stock for warrants—net exercise	1,035	—	—	—	—	—	—	—
Issuance of common stock for patents	105	—	381	—	—	—	—	381
Repayment of notes receivable—stock	(667)	—	(2,057)	—	2,057	—	—	—
Repayment of notes receivable—cash	—	—	—	—	395	—	—	395
Repayment of loans to officers—stock	(26)	—	(80)	—	—	—	—	(80)
Payment of interest on option notes and loans to officers—stock	(132)	—	(406)	—	—	—	—	(406)
Public offering of common stock (net of issuance costs of $1,936)	4,945	1	27,733	—	—	—	—	27,734
State tax benefit related to options and Employee Stock Purchase Plan	—	—	270	—	—	—	—	270
Net income	—	—	—	—	—	4,009	—
Foreign currency translation adjustments	—	—	—	—	—	—	(92)
Total comprehensive income	—	—	—	—	—	—	—	3,917

Balances, December 31, 2002	66,362	$7	$175,120	$(493)	$(1,001)	$(131,847)	$(221)	$41,565
Issuance of shares under employee stock purchase plan	695	—	777	—	—	—	—	777
Exercise of stock options	4,463	—	9,762	—	—	—	—	9,762
Unearned stock-based compensation	—	—	4	(4)	—	—	—	—
Amortization of unearned stock-based compensation, net	—	—	—	497	—	—	—	497
Issuance of common stock for warrants—net exercise	769	—	—	—	—	—	—	—
Repayment of notes receivable—stock	—	—	—	—	589	—	—	589
Public offering of common stock (net of issuance costs of $4,780)	5,750	1	90,094	—	—	—	—	90,095
State tax benefit related to options and Employee Stock Purchase Plan	—	—	3,080	—	—	—	—	3,080
Net income	—	—	—	—	—	39,912	—
Foreign currency translation adjustments	—	—	—	—	—	—	2
Total comprehensive income	—	—	—	—	—	—	—	39,914

Balances, December 31, 2003	78,039	$8	$278,837	$—	$(412)	$(91,935)	$(219)	$186,279

The accompanying notes are an integral part of these consolidated financial statements.

LEXAR MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$(47,508)	$4,009	$39,912
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,834	1,366	1,543
Allowances for sales returns, discounts and doubtful accounts	1,462	1,442	4,695
Allowance to record inventory at net realizable value	3,172	1,377	4,063
Goodwill impairment	2,854	—	—
Restructuring charge (credit)	1,312	(171)	—
Tax benefit from stock option and stock purchase plans	—	270	3,080
Amortization of stock-based compensation	2,440	1,643	497
Imputed and other non-cash interest	4,117	4	—
Amortization of deferred financing costs and other	868	19	—
Change in operating assets and liabilities:
Accounts receivable	(6,883)	(29,863)	(51,665)
Inventory	17,537	(20,154)	(78,079)
Prepaid expenses and other assets	224	(1,410)	(3,593)
Accounts payable	4,238	12,023	58,111
Accrued liabilities	(1,848)	11,750	20,597
Deferred license revenue and product margin	7,512	19,255	(15,359)
Other non-current liabilities	—	49	(49)

Net cash (used in) provided by operating activities	(8,669)	1,609	(16,247)

Cash flows from investing activities:
Purchase of property and equipment	(880)	(1,839)	(2,095)
Purchase of intangible assets	—	(74)	—
Proceeds from sale and maturity of short-term investments	19,987	—	—

Net cash provided by (used in) investing activities	19,107	(1,913)	(2,095)

Cash flows from financing activities:
Proceeds from public offering net of issuance costs	—	27,734	90,095
Increase in restricted cash due to standby letters of credit	(1,333)	(2,667)	—
Issuance of stock under employee stock purchase plan	393	365	777
Reduction of notes receivable from stockholders	360	395	589
Exercise of stock options and warrants	47	1,138	9,762
Repayment of notes payable	(14,164)	(50,872)	(14,568)
Repayment of notes payable to stockholders	(369)	(172)	—
Proceeds from notes payable	5,641	63,202	—
Repurchase of stock	(21)	—	—

Net cash (used in) provided by financing activities	(9,446)	39,123	86,655

Net effect of exchange rates on cash and cash equivalents	(91)	(92)	2

Net increase in cash and cash equivalents	901	38,727	68,315
Cash and cash equivalents at beginning of year	7,755	8,656	47,383

Cash and cash equivalents at end of year	$8,656	$47,383	$115,698

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

We sell our digital media and connectivity products to end-users primarily through mass market, photo and OEM channels. The mass-market channels include national and regional retailers and select corporate accounts. We also use a direct sales force, as well as distributors, value-added resellers and independent sales representatives, and our website, www.lexarmedia.com. We currently sell our products in the United States, Europe, Asia and other parts of the world, either directly, through our wholly owned subsidiaries located in Japan and the U.K., or through international distributors.

We contract with an independent foundry and assembly and testing organizations to manufacture our flash card products. This allows us to focus on our design efforts, minimize fixed costs and capital expenditures and gain access to advanced manufacturing capabilities.

In August 2000, we completed our initial public offering, raising net proceeds of $53.3 million. In December 2002 and again in September 2003, we completed two public offerings, raising net proceeds of $27.7 million and $90.1 million, respectively. We are incorporated in the state of Delaware and our common stock is traded on the Nasdaq National Market under the symbol LEXR.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Financial Statement Presentation

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years’ financial statements have been reclassified to conform to the fiscal 2003 presentation. Such reclassification had no effect on the net income (loss) or the stockholders’ equity.

Foreign Currency Translation

We consider the local currency to be the functional currency for our international subsidiaries. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include reserves for price protection, sales return reserves, allowance for doubtful accounts receivable, net realizable values for inventories, certain accrued liabilities and tax valuation allowances. Actual results could differ from these estimates although such differences are not expected to be material to the consolidated financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash represents cash and cash equivalents used to collateralize standby letters of credit related to purchasing agreements with our suppliers. Cash restricted under standby letters of credit amounted to $5.0 million at both December 31, 2002 and 2003.

Concentration of Risk

Financial instruments that potentially subject us to concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. Our cash and cash equivalents are maintained at leading U.S., European and Japanese financial institutions. Deposits in these institutions may exceed the amount of insurance provided on these deposits.

Our accounts receivable are derived from revenues earned from customers located primarily in the U.S., Europe and Japan. We perform credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. Two customers accounted for 13% and 11%, respectively, of accounts receivable at December 31, 2002. One customer accounted for 15% of accounts receivable at December 31, 2003. Revenues from one customer represented 12% of our gross revenues for the year ended December 31, 2001. In addition, during 2001, two of our distributors had sales to one common customer, which we believe, in total, represents more than 15% of our gross revenues. Revenues from two customers represented 13% and 12% of our gross revenues for the year ended December 31, 2002. Revenues from two customers represented 12% and 11% of our gross revenues for the year ended December 31, 2003.

Certain components necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers.

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments including cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to their short maturities.

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

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line basis over the estimated useful lives of the assets, generally 3 to 5 years, as follows:

Useful Life
Computer and other equipment	3 years
Engineering equipment	5 years
Software	3 years
Furniture, fixtures and improvements	5 years

Depreciation expense related to our property and equipment was $1.4 million in 2001, $1.3 million in 2002 and $1.4 million in 2003.

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

Revenues and long-lived assets by region (in thousands):

	Years Ended December 31,
	2001	2002	2003
Revenues:
United States	$62,973	$131,789	$316,326
United Kingdom	6,703	6,652	22,941
Germany	1,032	2,272	20,809
Korea	11,134	16,428	20,339
Japan	5,317	25,146	20,288
Canada	352	2,273	18,252
Rest of Europe	3,609	11,531	27,474
Rest of world	834	2,546	20,916

Gross revenues	$91,954	$198,637	$467,345

Less: Discounts and allowances	18,313	24,598	55,080

Total net revenues	$73,641	$174,039	$412,265

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Regional revenues are reported according to the location of the customers who have purchased our products or licensed our technology.

	At December 31,
	2002	2003
Long-lived assets:
Property and equipment:
United States	$2,806	$3,370
Japan	29	83
Europe	52	126

Total property and equipment	$2,887	$3,579

Intangible and other assets:
United States	795	855
Europe	246	246

Total intangible and other assets	1,041	1,101

Total long-lived assets	$3,928	$4,680

Revenue Recognition

Product Revenues

We sell products to distributors, retailers, original equipment manufacturers or “OEMs” and end users. Some of our customers have return rights. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. At the time revenue is recorded, we record estimated reductions to product revenue based upon our customer sales incentive programs and the historical experience of product returns, and the impact of special pricing agreements, price protection, promotions and other volume-based incentives. In order to make such estimates, we analyze historical returns, current economic conditions, customer demand and any relevant specific customer information. If we are unable to reasonably estimate the level of product returns or other revenue allowances, it could have a significant impact on our revenue recognition, potentially requiring us to defer the recognition of additional sales until our customers sell the products to their end customer. In such an event our recognized revenue could be adversely impacted in the periods in which we implement a transition to such a basis. For customers where we are unable to reasonably estimate the level of product returns or other revenue allowances, revenues and the costs of revenues are deferred until these customers have either sold the product to their customers or a time period that is reasonably estimated to allow these customers to sell the product to their customers has elapsed.

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

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pro forma information regarding net income (loss) per share as if our stock options, employee stock purchase plan and the restricted stock issuances had been determined based on the fair value as of the grant date consistent with the provisions of SFAS No. 123 and SFAS No. 148, are as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2001	2002	2003
As reported:
Net income (loss)	$(47,508)	$4,009	$39,912
Add: Compensation expense included in reported net income	2,440	1,643	497
Less: Pro forma compensation expense determined based on fair value	(5,639)	(8,232)	(15,376)

Pro forma net (loss) income	$(50,707)	$(2,580)	$25,033

Net (loss) income per common share—basic as reported	$(0.82)	$0.07	$0.57

Net (loss) income per common share—basic pro forma	$(0.87)	$(0.04)	$0.35

Net (loss) income per common share—diluted as reported	$(0.82)	$0.06	$0.49

Net (loss) income per common share—diluted pro forma	$(0.87)	$(0.04)	$0.31

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the provisions of SFAS 123, the fair value of each option or ESPP share is estimated using the following assumptions at the date of grant:

	Years Ended December 31,
	2001 Stock Options	2001 ESPP	2002 Stock Options	2002 ESPP	2003 Stock Options	2003 ESPP
Weighted average fair value per option	$0.66	$1.29	$1.91	$0.63	6.57	1.59
Risk free interest rate	4.43%	4.00%	2.82%	3.40%	2.10%	2.94%
Expected life (years)	4	0.5	3.5	1.3	3.6	1.75
Expected stock price volatility	80%	80%	90%	90%	92%	88%
Dividend yield	—	—	—	—	—	—

Advertising and Market Development Costs

Advertising and market development costs were charged to operations as incurred. Advertising and market development costs amounted to $20.3 million for the year ended December 31, 2003 of which $11.3 million was offset against revenue in accordance with Emerging Issues Task Force Issue No. 01-09, “EITF 01-09”, and $9.0 million was charged as an operating expense. Advertising and market development costs amounted to $8.1 million for the year ended December 31, 2002 of which $4.8 million was offset against revenue in accordance with EITF 01-09, and $3.3 million was charged as an operating expense. Advertising and market development costs amounted to $8.1 million for the year ended December 31, 2001, all of which was charged as an operating expense.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss at December 31, 2002 and 2003 was attributable solely to the effects of foreign currency translation.

Shipping and Handling Costs

Certain shipping and handling costs are included in selling and marketing costs in the statements of operations. These costs were $2.1 million in 2001, $3.2 million in 2002 and $8.3 million in 2003. Fees charged to customers for shipping and handling are included in revenues.

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets

Intangible assets consist of goodwill and purchased patents. Patents are being amortized on a straight-line basis to operations over three years. Patent amortization expense was approximately $0.2 million in 2003 and $0.1 million in 2002. We had no patent amortization expense during 2001. We adopted SFAS No. 142, Goodwill and Other Intangible Assets (FAS 142), on January 1, 2002. In accordance with FAS 142, goodwill is no longer being amortized. Instead, goodwill is reviewed annually for impairment.

The following table reflects the net loss reflecting the effect of excluding the amortization of capitalized goodwill.

Year Ended December 31, 2001
(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net loss	$(47,508)
Add: amortization expense	$432

Adjusted net loss	$(47,076)

The following table reflects the net loss per share adjustment reflecting the effect of excluding the amortization of capitalized goodwill:

Net loss per common share—basic and diluted	$(0.82)
Add: amortization expense	$0.01
Adjusted net loss per common share—basic and diluted	$(0.81)

Recent Accounting Developments

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

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 did not have a material impact on our financial position, results of operations, or cash flows for the year ended December 31, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under Statement of Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS No. 149 will be applied prospectively. We did not have any derivative instruments, as defined under SFAS No. 149, for the year ended December 31, 2003 and we do not expect to have any in the near future. Accordingly, the adoption of this standard did not have any impact on our financial position, results of operations, or cash flows for the year ended December 31, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many such instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. We did not have any financial instruments with characteristics of both liabilities and equity, as defined under SFAS No. 150, for the year ended December 31, 2003 and we do not expect to have any in the near future. Accordingly, we do not believe that the adoption of this statement will have a material impact on our financial position, cash flows or results of operations.

NOTE 4—BALANCE SHEET DISCLOSURES (in thousands):

Inventory consisted of the following:

	As of December 31,
	2002	2003
Raw materials	$4,179	$5,157
Controllers	2,884	6,447
Flash memory products	17,905	85,610
Ancillary products	636	2,406

	$25,604	$99,620

Flash memory products included inventory on consignment at our customers of $4.5 million and $19.7 million at December 31, 2002 and December 31, 2003, respectively.

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment consisted of the following:

	As of December 31,
	2002	2003
Computer and other equipment	$1,970	$2,279
Engineering equipment	2,646	4,039
Software	2,052	2,210
Furniture, fixtures and improvements	638	916

	7,306	9,444
Less: accumulated depreciation and amortization	(4,419)	(5,865)

	$2,887	$3,579

Intangible assets consisted of the following:

	As of December 31,
	2002	2003
Goodwill	$546	$546
Patents	456	456
Less: accumulated amortization	(350)	(503)

	$652	$499

Accrued liabilities consisted of the following:

	As of December 31,
	2002	2003
Accrued price protection	$5,463	$11,440
Market development fund	4,094	10,600
Accrued rebate	2,682	5,182
Payroll and related amounts	1,509	2,565
Accrued incentive compensation	1,039	1,702
Accrued legal	1,118	1,566
Other	3,487	6,881

	$19,392	$39,936

Our market development fund expenditures are used primarily to support product related promotional activities performed by our customers on our behalf. We accrue these expenses at the time the associated product revenue is recognized. To the extent that the fair market value of such promotional activities are not determined through independent valuation, the expense is recorded as a reduction in revenues.

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred license revenue and product margin consisted of the following:

	As of December 31,
	2002	2003
License and royalty	$22,097	$4,724
Product margin	4,979	7,033

	$27,076	$11,757

Less: Amount classified as current liabilities	22,352	11,066

Long term portion of deferred license revenue and product margin	$4,724	$691

NOTE 5—NET INCOME (LOSS) PER COMMON SHARE (in thousands, except per share data):

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net income (loss) per share is computed by giving effect to all dilutive potential common shares, including options and warrants. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net income (loss) per share follows (in thousands, except per common share amounts):

	Years Ended December 31,
	2001	2002	2003
Numerator:
Net income (loss)	$(47,508)	$4,009	$39,912
Denominator for net income (loss) per common share—basic:
Weighted average common shares outstanding	60,157	60,274	70,674
Weighted average unvested common shares subject to repurchase	(1,989)	(356)	(117)

Denominator for net income (loss) per common share—basic	58,168	59,918	70,557

Net income (loss) per common share—basic	$(0.82)	$0.07	$0.57

Denominator for net income (loss) per common share—diluted:
Denominator for net income (loss) per common share—basic	58,168	59,918	70,557
Incremental common shares attributable to exercise of outstanding stock options and warrants (assuming proceeds would be used to purchase common stock)	—	6,370	11,118
Weighted average unvested common shares subject to repurchase	—	356	117

Denominator for net income (loss) per common share—diluted	58,168	66,644	81,792

Net income (loss) per common share—diluted	$(0.82)	$0.06	$0.49

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Antidilutive Securities

Securities listed below have not been included in the computations of diluted net income (loss) per share for the years ended December 31, 2001, 2002 and 2003 because the inclusion of these securities would be anti-dilutive (in thousands):

	Years Ended December 31,
	2001	2002	2003
Shares under warrants for common stock	2,603	324	—
Shares under options for common stock	12,588	3,131	101
Common stock subject to repurchase	782	—	—

NOTE 7—NOTES PAYABLE:

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

On April 3, 2003, we entered into a loan and security agreement with Silicon Valley Bank and on November 20, 2003 we amended and restated this agreement. Our agreement with Silicon Valley Bank provides for advances of up to $40 million. All advances under this facility are to be secured by our assets. We are required to maintain certain financial covenants over the term of the credit facility, which expires on April 3, 2005. Interest is payable on borrowings at the bank’s prime rate, minus 0.5%, which was 3.5% at December 31, 2003. At December 31, 2003, we had no amounts outstanding under this credit facility.

NOTE 8—COMMON STOCK OFFERINGS:

In December 2002, we completed a public offering of 4.945 million shares of our common stock at a price of $6.00 per share. Gross proceeds from the offering were $29.7 million and expenses of the offering totaled $2.0 million resulting in net proceeds of $27.7 million.

During the third quarter of 2003 we completed a public offering of 5.750 million shares of our common stock at a price of $16.50 per share. Gross proceeds from the offering were $94.9 million and expenses of the offering totaled $4.8 million, resulting in net proceeds of $90.1 million

NOTE 9—HEDGING:

We have foreign subsidiaries that operate and sell our products in various global markets. As a result, we are exposed to risks associated with changes in foreign currency exchange rates between the functional currencies of

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our subsidiaries and other currencies. At any point in time, we might use various hedging instruments, primarily forward contracts, to mitigate the exposures associated with fluctuations in foreign currency exchange rates. We do not enter into derivative financial instruments for speculative or trading purposes.

We record our hedges of foreign currency denominated assets and liabilities at fair value, with the related gains or losses recorded in foreign exchange gain (loss) in the Consolidated Statements of Operations. The foreign exchange gains and losses on these contracts were substantially offset by transaction losses and gains on the underlying balances being hedged. In addition, at December 31, 2003, we had foreign currency denominated assets and liabilities that were not hedged. Our net foreign exchange losses for years ended December 31, 2001 and 2003 were approximately $0.3 million, and $0.7 million, respectively, and our net foreign exchange gain for the year ended December 31, 2002 was $0.2 million. As of December 31, 2002 and 2003, we held forward contracts with aggregate notional values of $13.1 million and $35.9 million, respectively.

NOTE 10—INCOME TAXES:

The components of income (loss) before income taxes for the years ended December 31, 2001 through December 31, 2003 are as follows (in thousands):

	Year ended December 31,
	2001	2002	2003
United States	$(44,361)	10,250	$42.323
Foreign	(205)	212	1,775

Income (loss) before income taxes	$(44,566)	$10,462	$44,098

For the year ended December 31, 2001 the tax provision relates to foreign taxes on foreign license revenue. The tax provision for 2002 is comprised of $5.4 million in foreign taxes primarily related to income derived from foreign license revenue and $1.1 million related to state taxes on income. The tax provision for 2003 is comprised of $2.5 million related to state taxes on income, $1.0 million related to foreign taxes on income and $0.7 million related to federal alternative minimum taxes.

The federal and state tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	As of December 31,
	2002	2003
Deferred tax assets, net of deferred tax liabilities:
Net operating loss carryforwards	$29,851	$18,999
Foreign tax credit	8,199	—
Depreciation and amortization	385	295
Research credit carryforwards	1,239	1,897
Stock compensation	616	475
Deferred license revenue and product margin	9,044	2,793
Reserves and accruals	4,492	9,044

	53,826	33,503
Less: valuation allowance	(53,826)	(33,503)

	$—	$—

We have established a tax valuation allowance since it is more likely than not that no benefit will be realized for our deferred tax assets.

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total income tax expense differs from the expected tax expense as a result of the following:

	December 31,
	2001	2002	2003
Federal statutory tax rate	35.0%	35.0%	35.0%
State tax expense, net of federal benefit	3.4%	7.0%	3.8%
Foreign tax	6.6%	52.2%	2.3%
Goodwill impairment	(2.3)%	0.0%	0.0%
Net operating losses and other deductions not previously benefited	(36.2)%	(32.5)%	(33.1)%
Federal alternative minimum tax	0.0%	0.0%	1.5%

	6.5%	61.7%	9.5%

At December 31, 2003, for federal and state income tax reporting purposes we had net operating loss carryforwards of approximately $88.4 million and $67.2 million, respectively, available to offset future taxable income. $47.4 million of the $88.4 million is attributable to stock option and employee stock purchase plan deductions; when utilized, the benefit from the $47.4 million will be recognized as an increase in additional paid-in capital. At December 31, 2003 we had federal research credits and state research credits of approximately $1.6 million and $0.3 million, respectively, available to offset future taxes. The federal operating loss and research credit carryforwards will begin to expire in 2011 if not utilized. The state operating loss carryforwards begin to expire in 2004 if not utilized.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event we have a change in ownership, as defined in the Tax Reform Act, utilization of the carryforwards could be restricted.

We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, because such earnings are intended to be reinvested indefinitely.

NOTE 11—STOCKHOLDERS’ EQUITY:

Preferred Stock

We are authorized to issue 10 million shares of preferred stock, As of December 31, 2003 there was no preferred stock issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, and the number of shares constituting any series and the designation of such series, without any further vote or action by the stockholders.

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

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

From 1998 through 2001 we issued the following warrants to purchase common stock (in thousands, except per share amounts):

Date Issued	Exercise Price	Number of Shares (Common Stock Equivalents)	Black-Scholes Value Per Share	Reason	Number of Shares Outstanding at December 31, 2003
February 1998	$0.80	125	$0.414	Equity financing cost	—
September 1999	$0.30	11	$2.361	Legal settlement	—
December 1999	$1.00	30	$6.247	Services	—
June 2000	$1.44	875	$3.589	Equity financing cost	—
May-July 2000	$3.09	644	$4.712	Bridge financing	24
June-Sept. 2000	$8.00	345	$6.470	Bridge financing	17
April 2001	$1.13	500	$0.413	Royalty and license cost	—
September 2001	$1.26	250	$0.205	Credit facility cost	—

					41

The weighted average exercise price of outstanding warrants at December 31, 2003 was $5.09 per underlying share of common stock.

During the year ended December 31, 2002, warrants for the purchase of 1,468,750 shares at prices ranging from $0.80 to $1.44 per share (weighted average—$1.28) of common stock were exercised on a net basis resulting in the issuance of 1,034,358 shares of common stock. The fair value of the shares retired to effect the net purchases ranged from $2.83 to $7.06 per share (weighted average—$4.32) of common stock. During the year ended December 31, 2003, warrants for the purchase of 1,093,580 shares at prices ranging from $1.00 to $8.00 per share (weighted average—$4.08) of common stock were exercised on a net basis resulting in the issuance of 768,686 shares of common stock. The fair value of the shares retired to effect the net purchases ranged from $5.44 to $21.10 per share (weighted average—$13.74) of common stock.

NOTE 12—STOCK OPTION PLANS:

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

Each option is exercisable as determined by our Board of Directors for all of the option shares and has a maximum term of ten years from the date of the grant. We have the right to repurchase, at the time of cessation of employment, at the exercise price paid per share any unvested shares, as established by our Board of Directors. As of December 31, 2003, we had reserved 911,487 shares for options remaining outstanding under the Plan.

The 2000 Equity Incentive Plan

On January 21, 2000, our Board of Directors adopted the 2000 Equity Incentive Plan subject to stockholder approval. The 2000 Equity Incentive Plan became effective on the date of our initial public offering. The Plan is

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The number of shares reserved for issuance under this plan is further increased to include

•	any shares of our common stock issued under our 1996 Stock Option/Stock Issuance Plan that are repurchased by us at the original purchase price;

•	any shares of our common stock issuable upon exercise of options granted under our 1996 Stock Option/Stock Issuance Plan that expired or became unexercisable without having been exercised in full.

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

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity under the 1996 Stock Option/Stock Issuance Plan and the 2000 Equity Incentive Plan for the period from January 1, 2001 to December 31, 2003 is summarized below (in thousands, except per share amounts):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balances, January 1, 2001	7,039	5,226	$0.08–$8.00	$4.578
Additional shares reserved	3,003	—
Options granted	(10,086)	10,086	0.63–2.50	1.083
Options exercised	—	(182)	0.08–2.00	0.261
Options canceled	2,527	(2,527)	0.08–8.00	3.442
Repurchases	829	—	0.08–6.00	1.810

Balances, December 31, 2001	3,312	12,603	0.08–8.00	2.069
Additional shares reserved	2,988	—
Options granted	(5,360)	5,360	1.85–5.50	3.115
Options exercised	—	(965)	0.08–6.00	1.179
Options canceled	338	(338)	0.92–8.00	3.996

Balances, December 31, 2002	1,278	16,660	0.08–8.00	2.416
Additional shares reserved	3,318	—
Options granted	(5,250)	5,250	3.45–23.65	10.591
Options exercised	—	(4,463)	0.08–8.00	2.187
Options canceled	748	(748)	0.92–8.00	1.961

Balances, December 31, 2003	94	16,699	$0.08–23.65	$5.070

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

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under the 2000 Employee Stock Purchase Plan for the period from January 1, 2001 to December 31, 2003 is summarized below (in thousands, except per share amounts):

	Shares Reserved	Purchase Price	Weighted Average Purchase Price
Balances, January 1, 2001	1,000
Additional shares reserved	601
Shares purchased	(354)	$0.97–$1.38	$1.11

Balances, December 31, 2001	1,247
Additional shares reserved	597
Shares purchased	(378)	$0.94–$0.98	$0.97

Balances, December 31, 2002	1,466
Additional shares reserved	663
Shares purchased	(695)	$0.94–$4.11	$1.12

Balances, December 31, 2003	1,434

The following table summarizes information about stock options outstanding at December 31, 2003 (shares in thousands):

		Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable Not Subject to Repurchase	Weighted Average Exercise Price
Exercise Price	Number Outstanding
$0.08–$2.36	5,318	7.3	$0.99	2,856	$0.99
2.37–4.73	4,099	8.5	2.79	1,110	2.75
4.74–7.09	2,412	8.0	5.48	1,070	5.38
7.10–9.46	556	7.4	7.82	302	7.95
9.47–11.82	3,944	9.5	11.20	—	—
11.83–23.65	370	9.6	16.85	22	17.16

	16,699			5,360

NOTE 13—BENEFIT PLANS:

For our United States employees, we have a 401(k) savings plan. Company matching under the plan is at the Company’s discretion. As of December 31,2003, we had not made any matching contributions or discretionary contributions under the plan.

Lexar Media, Ltd., our U.K. subsidiary, has a defined shareholder pension plan available to its employees pursuant to statutory requirement. Under this pension plan, both employees and Lexar Media, Ltd. may make contributions into the pension plan. To date, contributions by Lexar Media, Ltd. into the pension plan have been insignificant.

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—SUPPLEMENTAL CASH-FLOW INFORMATION:

	Years Ended December 31,
	2001	2002	2003
Supplemental disclosure of cash flow information:
Interest paid	$965	$655	$160
Income taxes paid	$2,942	$5,661	$709
Supplemental disclosure of non-cash financing and investing activities:
Issuance of 768,686 shares of common stock in 2003 upon net exercise of 1,093,580 warrants at exercise prices ranging from $1.00 to $8.00 per share (weighted average exercise price of—$4.08 per share)	$—	$—	$—
Issuance of 1,034,358 shares of common stock in 2002 upon net exercise of warrants to purchase 1,468,750 shares at exercise prices of $0.80–$1.44 per share (weighted average exercise price of—$1.28 per share)	$—	$—	$—
Settlement of interest and notes receivable from stockholders in 2002 with 825,116 shares of common stock (weighted average price of $3.08 per share)	$—	$2,542	$—
Issuance of 104,607 shares of common stock in 2002 at $3.65 per share for purchase of patents	$—	$381	$—
Repurchase of shares through cancellation of notes receivable	$1,479	$—	$—
Issuance of warrant in connection with license and royalty agreement	$206	$—	$—
Re-pricing of warrants in connection with amended credit facility	$792	$—	$—

NOTE 15—COMMITMENTS:

We lease our Fremont, California, Boca Raton, Florida, U.K. and Japanese facilities under operating lease agreements expiring on various dates through May 31, 2006. Rent expense was $0.8, $0.7 and $0.8 million for the years ended December 31, 2001, 2002 and 2003, respectively. Sublease income was approximately $0.1 million for each of the years ended December 31, 2003 and 2002. There was no sublease income for the year ended December 31, 2001.

Minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

Years Ending December 31,	Minimum lease payments
2004	$1,006
2005	312
2006	29

$1,347

During the third quarter of 2001, as a result of our restructuring, we vacated approximately 8,500 square feet at our headquarters in Fremont, California. This space was subsequently subleased in January 2002. This sublease expired on February 1, 2003.

In April 2001, we finalized a supply agreement and a license agreement with Samsung Electronics Co., Ltd. Under the supply agreement, we purchase substantially all of our flash memory from Samsung, which is priced based upon an agreed methodology. Samsung has guaranteed a certain allocation of flash memory production capacity to us. In addition, Samsung also has the right to purchase our flash memory controllers. Under the agreement, Samsung provides us with intellectual property indemnification for the products we purchase from

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Samsung, as well as industry standard warranties. The supply agreement runs through March 29, 2006 unless we and Samsung mutually agree to extend the agreement. Either party can terminate the agreement in the event of the other party’s breach of the agreement or bankruptcy. We are not obligated to purchase minimum volumes of flash memory.

We also have a supply agreement with UMC under which we purchase controllers. The purchase commitment for such controllers is generally restricted to a forecasted time horizon based on a rolling forecast of our anticipated purchase orders.

We depend on third party subcontractors for assembly and testing of our digital media products. We do not have long-term agreements with these subcontractors. Instead, we procure services from these subcontractors on a per-order basis.

We provide warranties that range from one year for card readers to lifetime warranties for our professional products. Warranty costs are the costs to rework or scrap returned inventories. We have historically experienced minimal warranty costs and warranty expense has historically been immaterial to our financial statements.

NOTE 16—CONTINGENCIES:

Indemnifications

We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically these obligations arise in connection with sales contracts and license agreements under which we customarily agree to hold the other party harmless against any losses incurred as a result of a claim by any third party with respect to our products. We also typically agree to pay any costs incurred in defense of any such claim. The terms of the indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, the amounts required to defend indemnification claims have been insignificant. Accordingly, we have not accrued any amounts for these indemnification obligations as of December 31, 2003.

We have agreements whereby our directors and officers are indemnified for certain events or occurrences while the officer or director is serving at our request in such capacity. The maximum amount of future payment we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of December, 31, 2003.

Litigation Against Fuji, Memtek and PNY

On July 11, 2002, we filed a lawsuit in the United States District Court for the Eastern District of Texas against Fuji Photo Film USA, Memtek Products, Inc. and PNY Technologies Inc. for patent infringement. We alleged that the defendants infringe our U.S. Patent Nos. 5,479,638; 5,907,856; 5,930,815; 6,034,897; 6,134,151; 6,141,249; 6,145,051; and 6,262,918. We sought injunctive relief and damages against all defendants.

On November 4, 2002, we filed an amended complaint against Fuji Photo Film USA. In the amended complaint, we allege that Fuji Photo Film USA infringes U.S. Patent Nos. 5,479,638; 6,141,249; 6,145,051;

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6,262,918; and 6,397,314 through the sale of its flash memory products and digital cameras. We are seeking injunctive relief and damages against Fuji. Memtek Products, Inc. and PNY Technologies, Inc. are no longer parties to this particular action. On December 9, 2002, Fuji filed an answer in which they seek declaratory relief that they do not infringe the five patents named in the suit as well as our U.S. Patent Nos. 5,907,856; 5,930,815; 6,034,897; and 6,134,151.

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

This case has been coordinated for discovery purposes with our litigation against Toshiba, Pretec, PNY, Memtek and C-One. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court has determined that the various actions pending before it will be sequenced beginning with the Toshiba matter. Claim construction in our litigation against Toshiba is expected be held in May 2004. Our litigation against Fuji, Memtek and PNY will be stayed until after that claim construction with Toshiba has been completed.

On October 1, 2003, we reached a settlement agreement with Ritek Corporation, which supplied Fuji with CompactFlash cards between 2001 and 2002. Under the terms of the agreement, Ritek made a one-time payment for past damages. We have not given Ritek a license to any of our patents going forward.

Litigation with Toshiba

We are involved in three separate lawsuits with Toshiba Corporation as follows:

Lexar Media, Inc. v. Toshiba Corporation

On November 1, 2002, Toshiba Corporation filed a lawsuit seeking declaratory judgment that Toshiba does not infringe our U.S. Patent Nos. 5,479,638; 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,141,249; 6,145,051; 6,172,906; 6,202,138; 6,262,918; 6,374,337; and 6,397,314 or that these patents are invalid. This suit was filed in the United States District Court for the Northern District of California. We believe that Toshiba’s claims are without merit and are contesting this lawsuit vigorously.

On November 21, 2002, we filed an answer and counterclaim in which we alleged that Toshiba infringes our U.S. Patent Nos. 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,172,906; 6,202,138; and 6,374,337. We sought an injunction and damages against Toshiba.

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

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This case has been coordinated for discovery purposes with our litigation against Pretec, PNY, Memtek and C-One. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court determined that our patent claims against Toshiba will be heard in an initial phase. Claim construction in our litigation against Toshiba is expected to be held in May 2004.

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

Lexar Media, Inc. v. Toshiba Corporation, Toshiba America, Inc. and Toshiba America

On November 4, 2002, we filed a lawsuit in Santa Clara County Superior Court against Toshiba Corporation, Toshiba America, Inc. and Toshiba America alleging theft of trade secrets and breach of fiduciary duty. We later filed an amended complaint to add violation of California Business and Professions Code Section 17200 and to drop without prejudice claims against Toshiba America, Inc. The basis of the allegations is that since our inception in 1996, and including the period from 1997 through 1999 when Toshiba was represented on our Board of Directors, Toshiba had access to and was presented with details of our strategy as well as our methods of achieving high performance flash devices that Toshiba has now incorporated into its flash chips and flash systems. We are seeking damages as well as an injunction against Toshiba. We have filed a description of our trade secrets and discovery has commenced.

Toshiba Corporation v. Lexar Media, Inc.

On January 13, 2003, Toshiba Corporation filed a lawsuit against us in the United States District Court for the Northern District of California, alleging that we infringe Toshiba’s U.S. Patent Nos. 5,546,351; 5,724,300; 5,793,696; 5,946,231; 5,986,933; 6,145,023; 6,292,850; and 6,338,104. On February 7, 2003, Toshiba Corporation filed an amended complaint and now alleges that we infringe U.S. Patent Nos. 5,546,351; 5,724,300; 5,793,696; 5,946,231; 5,986,933; 6,094,697; 6,292,850; 6,338,104; and 5,611,067. In this action, Toshiba Corporation seeks injunctive relief and damages. Toshiba’s patents appear to primarily relate to flash components that we purchase from vendors who provide us with indemnification. On March 5, 2003, we filed an answer in which we are seeking a judgment that we do not infringe these patents or that they are invalid or unenforceable. We believe that Toshiba’s claims are without merit and intend to contest this lawsuit vigorously.

Litigation with SimpleTech, Inc.

On October 1, 2002, SimpleTech, Inc. filed a lawsuit against us in Orange County Superior Court alleging trade libel, libel per se, intentional interference with prospective economic advantage, California unfair competition, violation of the California Unfair Trade Practices Act, violation of the Sherman Antitrust Act, and violation of common law unfair competition. SimpleTech’s lawsuit arose from correspondence between us and SimpleTech and one of its customers regarding our belief that certain of SimpleTech’s products infringe our patents. SimpleTech sought damages, including treble damages under its Sherman Act claim, punitive damages, and injunctive relief. On October 30, 2002, we removed this case to the United States District Court for the Central District of California in Santa Ana.

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 20, 2003, we filed an answer and counterclaim for patent infringement. In our counterclaim, we allege that SimpleTech’s sale of flash memory products infringes our U.S. Patent No. 5,479,638. We sought damages as well as an injunction against SimpleTech. We reached a settlement with SimpleTech in December 2003 under which, the parties agreed to a mutual dismissal of the lawsuit and SimpleTech took a royalty-bearing license under Lexar’s patents for its past and future sales of Memory Stick products. All other terms of the settlement are confidential.

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

This case has been coordinated for discovery purposes with our litigation against Toshiba, Pretec, PNY, Memtek and C-One. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court determined that the litigation will be sequenced beginning with the Toshiba matter. Claim construction in our litigation against Toshiba is expected to be held in May 2004. Our litigation against Pretec, Memtek and C-One will be stayed until after the claim construction with Toshiba has been completed.

Litigation With Willem Vroegh

On February 20, 2004, an individual, Willem Vroegh, sued us, along with Dane–Elec Memory, Fuji Photo Film USA, Eastman Kodak Company, Kingston Technology Company, Inc., Memorex Products, Inc.; PNY Technologies Inc., SanDisk Corporation, Verbatim Corporation, and Viking InterWorks alleging that our description of the capacity of our flash memory cards is false and misleading under California Business and Professions Code Sections 17200 and 17500. The plaintiff has also asserted allegations for breach of contract, common law claims of fraud, deceit and misrepresentation; as well as a violation of the Consumers Legal Remedies Act, California Civil Code Sec. 175, all arising out of the same set of facts. Plaintiff seeks restitution,

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disgorgement, compensatory damages and injunctive relief and attorneys’ fees. We believe the plaintiff’s claims are without merit and intend to contest them vigorously.

NOTE 17—RELATED PARTY TRANSACTIONS:

During the first quarter of 2001, we recorded an impairment charge of $2.9 million against the goodwill associated with our 2000 acquisition of Printroom.com because we no longer believed our Internet-based photo finishing business would become profitable due to low consumer demand and increasing levels of competition. During the third quarter of 2001, we disposed of the assets of Printroom.com through a sale to a company owned by former Printroom.com employees. We received a note of $0.1 million from the new company as full proceeds for the sale of the assets and liabilities of Printroom.com. The note is fully reserved. During the second quarter of 2002, four individuals, including three Section 16 officers, our President and Chief Executive Officer, our Executive Vice President, Engineering and Chief Technology Officer and our former Chairman of the Board of Directors, repaid an aggregate of $2.5 million in outstanding principal and interest due under promissory notes held by us related to stock options and other receivables from stockholders by tendering to us an aggregate of 825,116 shares of our common stock. The stock was valued at the fair market value on the date each individual tendered his shares, which ranged from $3.00 to $3.11 per share. The weighted average value was $3.08 per share. During the third quarter of 2003, one Section 16 officer, our General Counsel, Vice President Licensing and Secretary, repaid in cash an aggregate of approximately $0.2 million in outstanding principal and interest due under promissory notes held by us related to stock option exercises by such stockholder.

NOTE 18—RESTRUCTURING:

During the third quarter of 2001, we implemented a 27% reduction in our work force and discontinued our Printroom.com operations. We recognized a $2.1 million charge related to this restructuring. During 2002, we reversed approximately $0.2 million of the restructuring accrual that was established in the second quarter of 2001 as we settled certain obligations that resulted from the restructuring at a lower cost than originally anticipated.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our President and Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Control Over Financial Reporting.    There have been no significant changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our executive officers is presented under Item 4A of this report. The other information required by this item relating to our directors is presented under the caption “Proposal No. 1—Election of Directors” in our definitive proxy statement in connection with our 2004 Annual Meeting of Stockholders to be held in May 2004. That information is incorporated into this report by reference.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section in our proxy statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information concerning our code of ethics is incorporated by reference to the section in our proxy statement entitled “Code of Ethics.”

ITEM 11	EXECUTIVE COMPENSATION

Information required by this item relating to executive compensation is presented under the caption “Executive Compensation” in our definitive proxy statement in connection with our 2004 Annual Meeting of Stockholders to be held in May 2004. That information is incorporated into this report by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item relating to the security ownership of our common stock by our management and other beneficial owners is presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement in connection with our 2004 Annual Meeting of Stockholders to be held in May 2004. That information is incorporated into this report by reference.

Information required by this item relating to the securities authorized for issuance under our equity compensation plans is presented under the caption “Equity Compensation Plans” in our definitive proxy statement in connection with our 2004 Annual Meeting of Stockholders to be held in May 2004. That information is incorporated into this report by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item relating to certain relationships of our directors, executive officers and 5% stockholders and related transactions is presented under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement in connection with our 2004 Annual Meeting of Stockholders to be held in May 2004. That information is incorporated into this report by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item relating to the fees charged and services performed by our independent accountants is presented under the caption “Principal Accountant Fees and Services” in our definitive proxy statement in connection with our 2004 Annual Meeting of Stockholders to be held in May 2004. That information is incorporated into this report by reference.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1.	Financial Statements—See Index to Consolidated Financial Statements in Part II, Item 8.

2.	Financial Statement Schedule—See Index to Financial Statement Schedule in Part II, Item 8.

3.	Exhibits

		Incorporated by Reference
Exhibit No. Filed Herewith	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed
3.1	Second Amended and Restated Certificate of Incorporation	S-1	333-30556	July 31, 2000	3.3

3.2	Restated Bylaws	S-1	333-30556	February 16, 2000	3.5

4.1	Specimen Common Stock Certificate	S-1	333-30556	August 2, 2000	4.1

4.2	Investors Rights Agreement dated September 28, 1999, as amended	S-1	333-30556	February 16, 2000	4.2

4.3	Amendment No. 2 to Investors Rights Agreement dated March 21, 2000	S-1	333-30556	March 28, 2000	4.3

4.4	Amendment No. 3 to Investors Rights Agreement dated May 19, 2000	S-1	333-30556	July 7, 2000	4.4

4.5	Amendment No. 4 to Investors Rights Agreement dated June 22, 2000	S-1	333-30556	July 7, 2000	4.5

4.6	Amendment No. 5 to Investors Rights Agreement dated January 28, 2003	S-3	333-102813	January 29, 2003	4.15

10.1	Form of Indemnity Agreement entered into between the Registrant and all of its executive officers and directors*	S-1	333-30556	February 16, 2000	10.1

10.2	1996 Stock Option/Stock Issuance Plan*	S-1	333-30556	February 16, 2000	10.2

10.3	2000 Equity Incentive Plan*	S-1	333-30556	March 28, 2000	10.3

10.4	2000 Employee Stock Purchase Plan*	S-1	333-30556	August 10, 2000	10.4

10.5	Form of Common Stock Warrant	S-1	333-30556	February 16, 2000	10.5

10.6	Lease between Registrant and Renco Investment Company dated January 1, 1997, as amended	S-1	333-30556	February 16, 2000	10.7

10.7	Offer letter for Petro Estakhri dated September 16, 1996*	S-1	333-30556	March 28, 2000	10.9

10.8	Employment Agreement with Petro Estakhri dated September 19, 1996, as amended*	S-1	333-30556	March 28, 2000	10.10

10.9	Offer letter for Eric B. Stang dated October 20, 1999*	S-1	333-30556	March 28, 2000	10.11

10.10	Restricted Stock Purchase Agreement between the Registrant and Petro Estakhri dated June 5, 1998*	S-1	333-30556	March 28, 2000	10.14

		Incorporated by Reference
Exhibit No. Filed Herewith	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed
10.11	Restricted Stock Purchase Agreement between the Registrant and Petro Estakhri dated January 17, 2000*	S-1	333-30556	July 7, 2000	10.16

10.12	Lexar Technology License Agreement between the Registrant and SONY Corporation dated March 21, 2000+	S-1	333-30556	August 14, 2000	10.18

10.13	SONY Technology License Agreement between the Registrant and SONY Corporation dated March 21, 2000+	S-1	333-30556	August 14, 2000	10.19

10.14	Employment Memorandum of Understanding Among the Registrant, Mahmud (Mike) Assar and Petro Estakhri dated August 20, 1997*	S-1	333-30556	March 28, 2000	10.21

10.15	Security Agreement between the Registrant and Petro Estakhri dated April 3, 1998*	S-1	333-30556	March 28, 2000	10.22

10.16	Letter Agreement Regarding Employment between the Registrant and Eric B. Stang dated March 24, 2000*	S-1	333-30556	July 7, 2000	10.24

10.17	Note and Warrant Purchase Agreement between the Registrant and certain stockholders of the Registrant dated May 19, 2000	S-1	333-30556	August 14, 2000	10.25

10.18	Amendment to Warrant Agreement and Warrant, dated as of February 7, 2001, by and among the Registrant, Chase Securities, Inc. and Access Technology Partners, L.P.	10-K		April 2, 2001	10.30

10.19	Offer letter for Eric S. Whitaker dated December 17, 1999*	S-1	333-30556	July 7, 2000	10.28

10.20	Warrant Agreement among The Registrant and the Initial Warrant Holders listed on Schedule I thereto dated June 30, 2000	S-1	333-30556	July 31, 2000	10.29

10.21	Patent License Agreement, dated as of March 29, 2001, between the Registrant and Samsung Electronics Co., Ltd.+	10-Q		May 15, 2001	10.1

10.22	Purchase and Supply Agreement, dated as of March 29, 2001, between the Registrant and Samsung Electronics Co., Ltd.+	10-Q		May 15, 2001	10.2

10.23	Retention Agreement, dated October 22, 2001, by and between the Registrant and Petro Estakhri*	10-K		April 1, 2002	10.30

10.24	Retention Agreement, dated October 22, 2001, by and between the Registrant and Eric Stang*	10-K		April 1, 2002	10.31

10.25	Retention Agreement, dated October 22, 2001, by and between the Registrant and Eric S. Whitaker*	10-K		April 1, 2002	10.33

10.26	Patent License Agreement, dated as of March 23, 2002, by and between the Registrant and Samsung Electronics Co., Ltd. +	10-Q		May 15, 2002	10.2

		Incorporated by Reference
Exhibit No. Filed Herewith	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed
10.27	Termination of Patent License Agreement, dated as of March 23, 2002, by and between the Registrant and Samsung Electronics Co., Ltd.	10-Q		May 15, 2002	10.3

10.28	Stock Repurchase and Note Cancellation Agreement, dated as of April 29, 2002, by and between the Registrant and Eric B. Stang*	10-Q		August 14, 2002	10.1

10.29	Stock Repurchase and Note Cancellation Agreement, dated as of April 29, 2002, by and between the Registrant and Petro Estakhri*	10-Q		August 14, 2002	10.2

10.30	Loan and Security Agreement, dated as of April 3, 2003, by and between Lexar Media, Inc. and Silicon Valley Bank	10-Q		May 15, 2003	10.1

10.31	Negative Pledge Agreement, made as of April 23, 2003, by and between Lexar Media, Inc. and Silicon Valley Bank	10-Q		May 15, 2003	10.2

10.32	Offer Letter for Brian T. McGee dated April 21, 2003*	10-Q		August 14, 2003	10.1

10.33	Foundry Capacity Agreement dated August 12, 2003 by and between Lexar Media, Inc. and UMC Group (USA).++	10-Q		November 14, 2003	10.1

10.34	Amended and Restated Loan and Security Agreement dated November 20, 2003 between Lexar Media, Inc. and Silicon Valley Bank	X

21.1	Subsidiaries	10-K		April 1, 2002	21.1

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants	X

23.2	Report of Independent Auditors on Financial Statement Schedule	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934	X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Indicates that portions of this agreement were granted confidential treatment by the Commission.
++	Indicates that confidential treatment has been requested for portions of this agreement.
*	Indicates a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

None.

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

Dated: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ ERIC B. STANG Eric B. Stang	President, Chief Executive Officer and Chairman of the Board of Directors	March 15, 2004

Principal Financial Officer and Principal Accounting Officer:

/s/ BRIAN T. MCGEE Brian T. McGee	Vice President, Finance and Chief Financial Officer	March 15, 2004

Board of Directors:

/s/ PETRO ESTAKHRI Petro Estakhri	Chief Technology Officer, Executive Vice President, Engineering and Director	March 15, 2004

/s/ WILLIAM T. DODDS William T. Dodds	Director	March 15, 2004

/s/ ROBERT C. HINCKLEY Robert C. Hinckley	Director	March 15, 2004

/s/ BRIAN D. JACOBS Brian D. Jacobs	Director	March 15, 2004

/s/ JOHN A. ROLLWAGEN John A. Rollwagen	Director	March 15, 2004

/s/ MARY TRIPSAS Mary Tripsas	Director	March 15, 2004

Schedule II

LEXAR MEDIA, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Valuation and Qualifying Accounts, which are Deducted in

the Balance Sheet from the Assets to Which They Apply

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for bad debt:
Year ended December 31, 2001	$265	$827	$—	$205	$887
Year ended December 31, 2002	$887	$523	$—	$112	$1,298
Year ended December 31, 2003	$1,298	$364	$—	$656	$1,006

Allowance for returns and discounts:
Year ended December 31, 2001	$358	$9,249	$—	$9,155	$452
Year ended December 31, 2002	$452	$6,670	$—	$5,721	$1,401
Year ended December 31, 2003	$1,401	$17,439	$—	$12,452	$6,388

EXHIBIT INDEX

Exhibit Number	Description
10.34	Amended and Restated Loan and Security Agreement dated November 20, 2003 between Lexar Media, Inc. and Silicon Valley Bank

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

23.2	Report of Independent Auditors on Financial Statement Schedule

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002