Form 10-Q
period 2004-03-31
LEXAR MEDIA INC
filed 2004-05-07
CIK 1058289

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

Number of shares of common stock outstanding as of May 3, 2004: 78,828,063

LEXAR MEDIA, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

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

PART I—FINANCIAL INFORMATION

1.    Financial Statements

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2004	December 31, 2003
A S S E T S

Current assets:
Cash and cash equivalents	$118,408	$115,698
Restricted cash	5,000	5,000
Accounts receivable, net of allowances for sales returns, discounts and doubtful accounts of $7,103 and $7,394, respectively	78,943	89,579
Inventories	107,248	99,620
Prepaid expenses and other current assets	5,021	5,778

Total current assets	314,620	315,675
Property and equipment, net	4,128	3,579
Intangible assets, net	461	499
Other assets	712	602

Total assets	$319,921	$320,355

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current liabilities:
Accounts payable	$75,289	$82,383
Accrued liabilities	38,437	39,936
Deferred license revenue and product margin	7,909	11,066

Total current liabilities	121,635	133,385
Deferred license revenue, net of current portion	562	691

Total liabilities	122,197	134,076
Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 78,571,123 and 78,038,798 shares issued and outstanding	8	8
Additional paid-in capital	280,470	278,837
Notes receivable from stockholders	—	(412)
Accumulated deficit	(82,509)	(91,935)
Accumulated other comprehensive loss	(245)	(219)

Total stockholders’ equity	197,724	186,279

Total liabilities and stockholders’ equity	$319,921	$320,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Net revenues:
Product revenues	$161,079	$50,267
License and royalty revenues	3,655	4,369

Total net revenues	164,734	54,636
Cost of product revenues	135,805	39,966

Gross margin	28,929	14,670

Operating expenses:
Research and development	2,061	1,923
Sales and marketing	10,752	5,373
General and administrative	5,606	3,091

Total operating expenses	18,419	10,387

Income from operations	10,510	4,283
Other income (expense):
Interest and other expense	(48)	(75)
Interest and other income	143	196
Foreign exchange loss, net	(560)	(57)

Total other income (expense)	(465)	64

Income before income taxes	10,045	4,347
Income taxes	619	74

Net income	$9,426	$4,273

Net income per common share:
Basic	$0.12	$0.06

Diluted	$0.11	$0.06

Shares used in computing net income per common share:
Basic	78,316	66,404

Diluted	89,416	75,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income	$9,426	$4,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	463	365
Amortization of stock-based compensation	—	207
Change in operating assets and liabilities:
Accounts receivable, net	10,979	9,131
Inventories	(7,465)	1,348
Prepaid expenses and other assets	705	123
Accounts payable and accrued liabilities	(9,303)	(9,513)
Other non-current liabilities	—	(49)
Deferred license revenue and product margin	(3,329)	(5,513)

Net cash provided by operating activities	1,476	372

Cash flows from investing activities:
Purchase of property and equipment	(961)	(449)

Net cash used in investing activities	(961)	(449)

Cash flows from financing activities:
Issuance of stock under employee stock purchase plan	609	370
Repayment of notes receivable from stockholders	412	—
Exercise of stock options	1,024	203
Increase in restricted cash	—	(100)
Repayment of notes payable	—	(14,568)

Net cash provided by (used in) financing activities	2,045	(14,095)

Effect of exchange rates on cash and cash equivalents	150	(46)

Net increase (decrease) in cash and cash equivalents	2,710	(14,218)
Cash and cash equivalents at beginning of period	115,698	47,383

Cash and cash equivalents at end of period	$118,408	$33,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation (consisting of normally recurring adjustments) have been included. In addition, certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

The financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2003 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2004. The condensed consolidated balance sheet data as of December 31, 2003 was derived from our audited financial statements.

The results of our operations for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for any future period, including the full fiscal year.

Note 2—Summary of Selected Accounting Policies

Revenue Recognition

Product Revenues

We sell products to distributors, retailers, original equipment manufacturers, or “OEMs,” and end users. Some of our customers have return rights. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. At the time revenue is recorded, we record estimated reductions to product revenue based upon our customer sales incentive programs and the historical experience of product returns, and the impact of special pricing agreements, price protection, promotions and other volume-based incentives. In order to make such estimates, we analyze historical returns, current economic conditions, customer demand and any relevant specific customer information. If we are unable to reasonably estimate the level of product returns or other revenue allowances, it could have a significant impact on our revenue recognition, potentially requiring us to defer the recognition of additional sales until our customers sell the products to their end customer. In such an event, our recognized revenue could be adversely impacted in the periods in which we implement a transition to such a basis. For customers where we are unable to reasonably estimate the level of product returns or other revenue allowances, revenues and the related costs of revenues are deferred until these customers have either sold the product to their customers or a time period that is reasonably estimated to allow these customers to sell the product to their customers has elapsed.

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

Deferred Taxes

Deferred income tax assets and liabilities are recorded based on the computation of differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that we have determined is more likely than not to be realized.

Shipping and Handling Costs

Certain shipping and handling costs are included in selling and marketing costs in the Condensed Consolidated Statements of Operations. These costs were $2.4 million for the three months ended March 31, 2004 and $0.8 million for the three months ended March 31, 2003. Fees charged to customers for shipping and handling are included in revenues.

Accounting for Stock-based Compensation

We account for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25” and FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure.” Under APB No. 25, compensation expense is based on the excess, if any, of the estimated fair value of our common stock on the date of an option grant over the exercise price of the option. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity instrument.

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

Pro forma information regarding net income and net income per share, as if our stock options and our employee stock purchase plan had been determined based on the fair value as of the grant date consistent with the provisions of SFAS 123 and SFAS 148 are as follows for the three-month periods ended March 31, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
As reported:
Net income	$9,426	$4,273
Add: Compensation expense included in reported net income	—	207
Less: Pro forma compensation expense determined based on fair value	(5,114)	(1,903)

Pro forma net income	$4,312	$2,577

Net income per common share—basic as reported	$0.12	$0.06

Net income per common share—basic pro forma	$0.06	$0.04

Net income per common share—diluted as reported	$0.11	$0.06

Net income per common share—diluted pro forma	$0.05	$0.03

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For options granted in the first quarter of 2004, the estimated weighted average fair value per share subject to the options was $10.13, the risk free interest rate was 2.73 percent, the expected life was 4.08 years and the expected volatility was 91 percent. No options were granted in the first quarter of 2003.

Note 3—Restricted Cash

Restricted cash represents cash and cash equivalents used to collateralize standby letters of credit related to purchasing agreements with our suppliers. Cash restricted under standby letters of credit amounted to $5.0 million at both March 31, 2004 and December 31, 2003.

Note 4—Balance Sheet Disclosures (in thousands):

Inventory consisted of the following:

	March 31, 2004	December 31, 2003
Inventories:
Raw materials	$6,202	$5,157
Controllers	10,002	6,447
Flash memory products	88,768	85,610
Ancillary products	2,276	2,406

	$107,248	$99,620

Note 5—Net Income Per Common Share (in thousands, except per share data):

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net income per share is computed by giving effect to all dilutive potential common shares, including options and warrants. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net income per share follows (in thousands, except per common share amounts):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net income	$9,426	$4,273

Denominator for net income per common share—basic:
Weighted average common shares outstanding	78,316	66,659
Weighted average unvested common shares subject to repurchase	—	(255)

Denominator for net income per common share—basic	78,316	66,404

Net income per common share—basic	$0.12	$0.06

Denominator for net income per common share—diluted:
Denominator for net income per common share—basic	78,316	66,404
Incremental common shares attributable to exercise of outstanding stock options and warrants (assuming proceeds would be used to purchase common stock)	11,100	8,914
Weighted average unvested common shares subject to repurchase	—	255

Denominator for net income per common share—diluted	89,416	75,573

Net income per common share—diluted	$0.11	$0.06

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Anti-dilutive Securities

Securities listed below have not been included in the computations of diluted net income per share for the three-month periods ended March 31, 2004 and 2003 because the inclusion of these securities would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2004	2003
Shares under warrants for common stock	—	324
Shares under options for common stock	463	3,131

Note 6—Notes Payable:

In September 2001, we established an asset based credit facility with Greater Bay Bank. Our agreement with Greater Bay Bank provided for interest at an annual rate of the bank’s prime rate plus 4.5 percent of the gross amount financed, had a term of one year, and was renewable from year to year thereafter. During the first quarter of 2003, we repaid all amounts owed under this facility.

On April 3, 2003, we entered into a loan and security agreement with Silicon Valley Bank, and on November 20, 2003, we amended and restated this agreement. Our agreement with Silicon Valley Bank provided for advances of up to $40.0 million. All advances under this facility were to be secured by our assets. We were required to maintain certain financial covenants over the term of the credit facility, which according to the terms of the agreement had an expiration date of April 3, 2005. Interest was payable on borrowings at the bank’s prime rate, minus 0.5 percent, which was 3.5 percent at March 31, 2004. On March 29, 2004, we notified Silicon Valley Bank of our intention to terminate our amended and restated loan and security agreement and transferred our cash funds from Silicon Valley Bank to Wells Fargo Bank. At March 31, 2004 we had no amounts outstanding under this credit facility.

On April 27, 2004, we entered into a credit agreement with Wells Fargo Bank. Our credit agreement with Wells Fargo Bank enables us to borrow up to $40.0 million under a revolving line of credit note. All advances under this revolving line of credit note are to be secured by our assets. We are required to maintain certain financial covenants over the term of the credit facility, which expires on April 3, 2006. Interest is payable on borrowings at either an annual rate equal to LIBOR plus 1.5 percent, or at an annual rate equal to the bank’s prime rate minus 0.5 percent, with the determination of the applicable interest rate to be made by us for each borrowing under the note.

Note 7—Comprehensive Loss:

The following are the components of comprehensive income (in thousands)

	Three Months Ended March 31,
	2004	2003
Net income	9,426	4,273
Other comprehensive loss	(26)	(9)

Comprehensive income	9,400	4,264

Other comprehensive loss was attributable to the effects of foreign currency translation. There were no other elements to other comprehensive income or loss for the three-month periods ended March 31, 2004 and 2003. Accumulated other comprehensive loss at March 31, 2004 and 2003 was $245,000 and $230,000, respectively, and was attributable to the effects of foreign currency translation.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Hedging:

We sell our products in various global markets and, as a result, we are exposed to risks associated with changes in foreign currency exchange rates. At any point in time, we might use forward contracts to mitigate the exposures associated with fluctuations in foreign currency exchange rates. We do not enter into derivative financial instruments for speculative or trading purposes.

We record our hedges of foreign currency denominated assets and liabilities at fair value, with the related gains or losses recorded in foreign exchange gain (loss) in the Condensed Consolidated Statements of Operations. The foreign exchange gains and losses on these contracts were substantially offset by transaction losses and gains on the underlying balances being hedged. In addition, at March 31, 2004, we had foreign currency denominated assets and liabilities that were not hedged. Our net foreign exchange losses for the three-month periods ended March 31, 2004 and 2003 were approximately $0.6 million and $0.1 million, respectively. As of March 31, 2004 and 2003, we held forward contracts with aggregate notional values of $46.3 million and $10.3 million, respectively.

Note 9—Contingencies:

Indemnifications

We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically these obligations arise in connection with sales contracts and license agreements under which we customarily agree to hold the other party harmless against any losses incurred as a result of a claim by any third party with respect to our products. We also typically agree to pay any costs incurred in defense of any such claim. The terms of the indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, the amounts required to defend indemnification claims have been insignificant. Accordingly, we did not accrue any amounts for these indemnification obligations as of March 31, 2004.

We have agreements whereby our directors and officers are indemnified for certain events or occurrences while the officer or director is serving at our request in such capacity. The maximum amount of future payment we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities for these agreements as of March 31, 2004.

Litigation Against Fuji, Memtek and PNY

On July 11, 2002, we filed a lawsuit in the United States District Court for the Eastern District of Texas against Fuji Photo Film USA, Memtek Products, Inc. and PNY Technologies Inc. for patent infringement. We alleged that the defendants infringe our U.S. Patent Nos. 5,479,638, 5,907,856, 5,930,815, 6,034,897, 6,134,151, 6,141,249, 6,145,051 and 6,262,918. We sought injunctive relief and damages against all defendants.

On November 4, 2002, we filed an amended complaint against Fuji Photo Film USA. In the amended complaint, we allege that Fuji Photo Film USA infringes U.S. Patent Nos. 5,479,638, 6,141,249, 6,145,051, 6,262,918 and 6,397,314 through the sale of its flash memory products and digital cameras. We are seeking injunctive relief and damages against Fuji. Memtek Products, Inc. and PNY Technologies, Inc. are no longer

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

parties to this particular action. On December 9, 2002, Fuji filed an answer in which they sought declaratory relief that they do not infringe the five patents named in the suit as well as our U.S. Patent Nos. 5,907,856, 5,930,815, 6,034,897 and 6,134,151.

On January 8, 2003, the United States District Court for the Eastern District of Texas ordered this case transferred to the United States District Court for the Northern District of California where it is now pending.

In a second amended complaint, we added counterclaims for infringement on the additional patents for which Fuji has sought declaratory relief, U.S. Patent Nos. 5,907,856, 5,930,815, 6,034,897 and 6,134,151. Discovery has commenced.

This case has been coordinated for discovery purposes with our litigation against Toshiba, Pretec, PNY, Memtek and C-One, which is discussed below. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court has determined that the various actions pending before it will be sequenced beginning with the Toshiba matter.

Claim construction in our litigation against Toshiba is expected be held in August 2004. In April 2004, the court held a technology tutorial in anticipation of the upcoming claim construction hearing. Our litigation against Fuji, Memtek and PNY will be stayed until after that claim construction with Toshiba has been completed.

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

Litigation with Toshiba

We are involved in three separate lawsuits with Toshiba Corporation as follows:

Lexar Media, Inc. v. Toshiba Corporation

On November 1, 2002, Toshiba Corporation filed a lawsuit seeking declaratory judgment that Toshiba does not infringe our U.S. Patent Nos. 5,479,638, 5,818,781, 5,907,856, 5,930,815, 6,034,897, 6,040,997, 6,134,151, 6,141,249, 6,145,051, 6,172,906, 6,202,138, 6,262,918, 6,374,337 and 6,397,314 or that these patents are invalid. This suit was filed in the United States District Court for the Northern District of California. We believe that Toshiba’s claims are without merit and are contesting this lawsuit vigorously.

On November 21, 2002, we filed an answer and counterclaim in which we alleged that Toshiba infringes our U.S. Patent Nos. 5,818,781, 5,907,856, 5,930,815, 6,034,897, 6,040,997, 6,134,151, 6,172,906, 6,202,138 and 6,374,337. We sought an injunction and damages against Toshiba.

On December 20, 2002, Toshiba filed its first amended complaint in which Toshiba dropped its allegations that our patents are unenforceable.

On February 28, 2003, we filed an answer and our first amended counterclaim against Toshiba for infringement of our U.S. Patent Nos. 5,479,638, 5,818,781, 5,907,856, 5,930,815, 6,034,897, 6,040,997, 6,134,151, 6,141,249, 6,145,051, 6,172,906, 6,202,138, 6,262,918, 6,374,337 and 6,397,314. We are seeking damages as well as an injunction against Toshiba for its products that we allege infringe our patents, including its flash memory chips, flash cards and digital cameras. Discovery has commenced. The parties have now mutually dismissed with prejudice all claims regarding U.S. Patent No. 6,172,906.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed above, this case has been coordinated for discovery purposes with our litigation against Pretec, PNY, Memtek and C-One. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court determined that our patent claims against Toshiba will be heard in an initial phase. In April 2004, the court held a technology tutorial in anticipation of the upcoming claim construction hearing. Claim construction in our litigation against Toshiba is expected to be held in August 2004. The patents at issue in this first phase will be Lexar’s U.S. Patent Nos. 5,479,638, entitled “Flash Memory Mass Storage Architecture Incorporation Wear Leveling Technique,” 6,145,051, entitled “Moving Sectors Within Block of Information in a Flash Memory Mass Storage Architecture,” 6,397,314, entitled “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash Memory Device,” 6,202,138, entitled “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash,” 6,262,918, entitled “Space Management For Managing High Capacity Nonvolatile Memory,” and 6,040,997, entitled “Flash Memory Leveling Architecture Having No External Latch.” Our litigation against Fuji, Memtek and PNY will be stayed until after that claim construction with Toshiba has been completed.

Lexar Media, Inc. v. Toshiba Corporation, Toshiba America, Inc. and Toshiba America

On November 4, 2002, we filed a lawsuit in Santa Clara County Superior Court against Toshiba Corporation, Toshiba America, Inc. and Toshiba America alleging theft of trade secrets and breach of fiduciary duty. We later filed an amended complaint to add violation of California Business and Professions Code Section 17200 and to drop without prejudice claims against Toshiba America, Inc. The basis of the allegations is that since our inception in 1996, and including the period from 1997 through 1999 when Toshiba was represented on our Board of Directors, Toshiba had access to and was presented with details of our strategy as well as our methods of achieving high performance flash devices that Toshiba has now incorporated into its flash chips and flash systems. We are seeking damages as well as an injunction against Toshiba. We have filed a description of our trade secrets and discovery has commenced. In April 2004, the court held a conference to set a trial date. The court did not set a trial date at that conference, but indicated that it would do so at the next conference, in June 2004, and that it anticipated setting a trial date in the fourth quarter of 2004.

Toshiba Corporation v. Lexar Media, Inc.

On January 13, 2003, Toshiba Corporation filed a lawsuit against us in the United States District Court for the Northern District of California, alleging that we infringe Toshiba’s U.S. Patent Nos. 5,546,351, 5,724,300, 5,793,696, 5,946,231, 5,986,933, 6,145,023, 6,292,850 and 6,338,104. On February 7, 2003, Toshiba Corporation filed an amended complaint and now alleges that we infringe U.S. Patent Nos. 5,546,351, 5,724,300, 5,793,696, 5,946,231, 5,986,933, 6,094,697, 6,292,850, 6,338,104 and 5,611,067. In this action, Toshiba Corporation seeks injunctive relief and damages. Toshiba’s patents appear to primarily relate to flash components that we purchase from vendors who provide us with indemnification. On March 5, 2003, we filed an answer in which we are seeking a judgment that we do not infringe these patents or that they are invalid or unenforceable. We believe that Toshiba’s claims are without merit and intend to contest this lawsuit vigorously.

The court has tentatively scheduled a claim construction hearing date for this matter in July 2004.

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

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SimpleTech and one of its customers regarding our belief that certain of SimpleTech’s products infringe our patents. SimpleTech sought damages, including treble damages under its Sherman Act claim, punitive damages, and injunctive relief. On October 30, 2002, we removed this case to the United States District Court for the Central District of California in Santa Ana.

On November 6, 2002, we filed a motion to dismiss SimpleTech’s complaint. On November 14, 2002, SimpleTech amended its complaint. On December 4, 2002, we filed a motion to dismiss SimpleTech’s amended complaint. On January 8, 2003, the Court ordered that SimpleTech’s claims under the California Unfair Trade Practices Act, the Sherman Antitrust Act, and common law unfair competition be dismissed. On January 27, 2003, the judge dismissed the remainder of SimpleTech’s complaint for lack of prosecution. On January 31, 2003, SimpleTech sought to reinstate its complaint. On February 14, 2003, the Court agreed to set aside its dismissal after imposing a monetary sanction on SimpleTech. On June 17, 2003, we filed a motion for summary judgment and for sanctions against SimpleTech under Rule 11 of the Federal Rules of Civil Procedure. On August 11, 2003, the Court granted summary judgment in favor of Lexar on SimpleTech’s trade libel and related claims. Based on the Court’s decision, all of SimpleTech’s claims against Lexar have now been dismissed.

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

Litigation Against Pretec, PNY, Memtek and C-One

On December 22, 2000, we sued Pretec Electronics Corporation and PNY for patent infringement. We sued Pretec and PNY on the basis of four patents: U.S. Patent Nos. 5,818,781, 5,907,856, 5,930,815 and 6,145,051. The suit is pending in the United States District Court for the Northern District of California. We are seeking injunctive relief and damages against all defendants.

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

As discussed above, this case has been coordinated for discovery purposes with our litigation against Toshiba. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court determined that the litigation will be sequenced beginning with the Toshiba matter. Claim construction in our litigation against Toshiba is expected to be held in August 2004. In April 2004, the court held a technology tutorial in anticipation of the upcoming claim construction hearing. Our litigation against Pretec, Memtek and C-One will be stayed until after the claim construction with Toshiba has been completed.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation With Willem Vroegh

On February 20, 2004, an individual, Willem Vroegh, sued us, along with Dane–Elec Memory, Fuji Photo Film USA, Eastman Kodak Company, Kingston Technology Company, Inc., Memorex Products, Inc., PNY Technologies Inc., SanDisk Corporation, Verbatim Corporation, and Viking InterWorks alleging that our description of the capacity of our flash memory cards is false and misleading under California Business and Professions Code Sections 17200 and 17500. The plaintiff has also asserted allegations for breach of contract, common law claims of fraud, deceit and misrepresentation, as well as a violation of the Consumers Legal Remedies Act, California Civil Code Sec. 175, all arising out of the same set of facts. Plaintiff seeks restitution, disgorgement, compensatory damages and injunctive relief and attorneys’ fees. We believe the plaintiff’s claims are without merit and intend to contest them vigorously.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about trends and uncertainties in our business, such as our expectations about our plans to manufacture new flash memory products, termination of fixed royalty payments from Samsung, expected future trends in component costs and in our operating expense levels. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those set forth under “Risks That Could Affect Future Results” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date hereof.

Overview

We design, develop, manufacture and market high-performance digital media that we market as digital film, as well as other flash based storage products for consumer markets that utilize media for the capture and retrieval of digital content for the digital photography, consumer electronics, industrial and communications markets. To address the growing market for compact digital data and media storage solutions, we also market our JumpDrive® products, which are high-speed, portable USB flash drives for consumer applications that serve a variety of uses, including floppy disk replacement. In addition, we market a variety of connectivity products that link our media products to PCs and other electronic host devices. We also license our proprietary controller technology and sell controllers to other manufacturers of flash storage media.

Our product revenues increased on an annual basis by more than 150 percent in each of 2002 and 2003, and increased by 220 percent in the first quarter of 2004 as compared to the first quarter of 2003. We expect continued strong demand for our products throughout the remainder of 2004. This rate of growth poses a number of challenges for us. We are focused on meeting these challenges by trying to insure that our supply of flash memory and flash card components is sufficient to meet our anticipated demand, that our costs for such memory and components allow us to sell our products at competitive prices, that our supply chain can support our expected rates of growth and that we have sufficient engineering resources to design the products demanded by our customers. We are also focused on expanding our distribution channels and trying to insure that our products are available at outlets where consumers look to purchase these products, expanding our distribution internationally and expanding our sales to markets other than retail, particularly to OEM customers. In addition to meeting consumer demand with cost competitive products, we face other challenges as well. Flash card formats continue to change and to miniaturize. We are focused on trying to insure that we have the rights to manufacture and sell all flash card formats, that we have the engineering resources to design controllers for new formats and that we have partners with manufacturing capabilities that allow us to produce the newest and most advanced flash card formats and high capacity cards. We believe that a number of companies are selling flash products that infringe our intellectual property, and we are focused on protecting our intellectual property through litigation or negotiations. We believe that meeting such challenges will be necessary to remain competitive in our markets.

Our digital film products enable customers to capture digital images and download them quickly to a personal computer for editing, distributing and printing. We offer flash cards in all major media formats currently used by digital cameras and other electronic host devices: CompactFlash, Memory Stick, Memory Stick Duo, Memory Stick PRO, SmartMedia, Secure Digital Card, mini Secure Digital, MultiMedia Card and the xD Picture Card. Of these formats, we currently manufacture CompactFlash, Memory Stick and Memory Stick Duo, and we plan to begin to manufacture additional formats in the second half of 2004. Historically, in the flash card market, CompactFlash has been the best selling flash card media format; however, Secure Digital and xD media formats have gained popularity and market share during recent quarters. In manufacturing our CompactFlash and

Memory Stick flash cards, we combine flash memory from leading suppliers with our patented controller technology. A controller determines, among other things, the manner in which data is written to and read from the flash memory and is important in determining the overall performance of the flash card. We believe our high-performance CompactFlash cards can record data faster than other such cards. This performance advantage is particularly noticeable when used in advanced digital cameras that can take advantage of our digital film’s write speed, or the rate at which our digital film can capture a digital image. In addition, our Write Acceleration, or WA, technology is designed to provide additional performance advantages when enabled by firmware residing in both the digital camera and CompactFlash card. When a WA-enabled camera detects a WA-enabled card, the two are able to transfer data with less overhead, thereby increasing write speed. WA-enabled cameras include certain models of Kodak Professional, Nikon, Olympus, Pentax, Sanyo and Sigma digital cameras. Our digital film is compatible with substantially all digital cameras.

Our JumpDrive product line consists of portable data storage devices that link through a USB connection to allow customers to easily store, transfer and carry data. We introduced and began generating revenue from our JumpDrive products during 2002, and we now market and sell several different JumpDrive models, including JumpDrive 2.0 Pro, JumpDrive Trio, JumpDrive Secure, JumpDrive 2.0 Elite, JumpDrive 2.0 Sport and JumpDrive 2.0 Traveler. We entered the MP3 player market in the fourth quarter of 2003 with the introduction of JumpDrive Music, a USB flash drive that is also a full-featured MP3 player. In addition, we have recently announced the expansion of our consumer electronics products with the introduction of our JumpGearTM MP3 product, a digital audio player that utilizes our JumpDrive 2.0 Sport flash drive as its storage medium. Together, these products target the moderately priced, flash based MP3 player market. Our JumpDrive product line represents an increasing portion of our business and we intend to continue to expand our JumpDrive product line in 2004.

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

Revenues.    We generate revenues primarily from the sale of digital media and connectivity products to end-users through mass market, photo and OEM channels. Since the beginning of 2002, we have significantly increased our presence in the mass-market channel by increasing the number of retail storefronts in which our customers sell our products. Our products were sold in approximately 49,000 retail stores worldwide at the end of the first quarter of 2004, which represents an increase of approximately 7,000 storefronts from the end of 2003 and an increase of approximately 17,000 storefronts from the end of 2002. As is common practice in the mass-market channel, we offer our customers various programs and incentive offerings, including price protection, market development funds and cooperative marketing programs, rebates and other discounts. Digital media sales comprised 95.2 percent of our gross revenues for the first quarter of 2004.

We also generate revenues from the sales of our controllers to flash storage manufacturers and original device manufacturers or “ODM’s”, and from license and royalty revenues under license agreements, which have primarily been with Samsung. In April 2001, we finalized a supply agreement and a license agreement with Samsung Electronics Co., Ltd. Under the supply agreement, we purchase substantially all of our flash memory from Samsung, which is priced based upon an agreed methodology. Samsung has guaranteed a certain allocation of flash memory production capacity to us. In addition, Samsung also has the right to purchase our flash memory controllers. Under the agreement, Samsung provides us with intellectual property indemnification for the products we purchase from Samsung, as well as industry standard warranties. The supply agreement runs through March 29, 2006 unless we and Samsung mutually agree to extend the agreement. The license payments from Samsung were fixed through March 31, 2004. After March 31, 2004, under the agreement, any license payments from Samsung would be variable-based. We expect royalties from Samsung after March 31, 2004 to be minimal. Variable-based royalties depend on factors such as which flash products Samsung manufactures and sells and in what volumes, as well as our relative market share and our aggregate purchases from Samsung. We are also actively working to license our technology to other companies, including companies that we believe infringe our patents.

A majority of our sales have been to a limited number of customers. Our top 5 customers accounted for 30.0 percent of our gross revenues in the first quarter of 2004 and 43.0 percent of our gross revenues in the first quarter of 2003. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for at least the next several years.

Product sales in North America have historically accounted for the majority of our total net product revenues. Net product revenues in North America represented approximately 56.9 percent and 73.3 percent of our total net product revenues for the three months ended March 31, 2004 and 2003, respectively. Product sales in Europe have increased over the last several quarters and we expect them to continue to increase. Net product revenues in Europe represented 28.6 percent and 14.7 percent of our total net product revenues for the three months ended March 31, 2004 and 2003, respectively.

Cost of Revenues.    Our cost of product revenues consists primarily of materials costs, with flash memory accounting for a majority of the costs for both the products we manufacture and the products we purchase. We maintain relationships with key suppliers and, in particular, we have supply agreements with both Samsung and UMC. Samsung, which is our primary supplier of flash memory, has guaranteed that we will have access to a portion of its available production capacity at preferential pricing to us. Our industry has historically experienced annual price reductions of flash memory in the range of 30 percent to 40 percent. The cost of flash memory declined significantly in 2001 and more moderately in 2002 and in the first half of 2003. In the second half of 2003 and first quarter of 2004, prices of flash memory increased as industry wide demand for flash memory outpaced the supply of flash memory, which resulted in a general industry wide shortage. We expect supply shortages to ease in the second quarter of 2004. As a result we also expect prices of flash memory to decline during the second quarter of 2004. For fiscal 2004 overall, we expect price reductions of flash memory in the historical range of 30 percent to 40 percent, with the majority of the price reductions occurring in the second half of the year. A number of companies, including Hynix, Infineon and Micron, have announced plans to enter the flash market in the second half of 2004. In addition, other companies, including Renesas, Samsung and Toshiba, have announced that they plan to expand their production of flash memory during 2004. If these companies successfully introduce and/or expand output of flash devices, it could create an over-supply situation in the second half of 2004, driving costs down in excess of historical averages. Samsung announced in April 2004 that it expects to reduce its flash memory prices by 30 percent to 35 percent in the second half of this year to stimulate demand and protect its market share against new entrants. Cost of product revenues also includes expenses related to materials procurement, inventory management, other overhead expenses and adjustments.

Research and Development.    Our research and development expenses include salaries and related expenses for research and development personnel, fees for outside consultants, patent development and registration costs and prototype development and materials costs. The technology in our industry is evolving as flash cards, USB flash drives and MP3 players become smaller in size, perform at faster speeds, have increased storage capacity and require development of new hardware and software applications to meet the demands of the target markets we serve. In addition, as new suppliers of flash memory enter the market, we will continue to evaluate their flash memory and make modifications to our controller technology as necessary to be able to utilize new flash memory technology in our products. As a result of these and other developments, we believe that continued investment in research and development is important to enable us to attain our strategic objectives and we therefore expect research and development expenses to increase during the next 12 months.

Sales and Marketing.    Our sales and marketing expenses include salaries and related expenses for sales and marketing personnel, advertising, customer service, technical support, distribution and travel and trade shows. We expect sales and marketing expenses to vary during the next 12 months primarily in conjunction with changes in sales volumes throughout the year, and we also expect to increase discretionary sales and marketing expenses for advertising and brand development.

General and Administrative.    Our general and administrative expenses include salaries and related expenses for executive, administrative and operational personnel, fees for professional services and other corporate expenses. During 2003, we increased our efforts to protect our intellectual property rights and license our technology to those companies that we believe infringe our intellectual property. Legal expenses for the first quarter of 2004 have continued at this increased level and we expect that our legal expenses will continue at this increased level during the remainder of 2004 and may continue at this level in 2005. In addition to our current litigation, a number of companies have brought products to market that we believe may infringe our intellectual property. If one of our legal actions were to proceed to trial in 2004 or 2005, or if we become involved in additional litigation, our legal expenses could significantly increase beyond current levels.

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

We sell products to distributors, retailers, OEMs and end users. Some of our customers have return rights. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. For certain customers where we are able to reasonably estimate the level of product returns and sales incentives, at the time revenue is recorded, we record estimated reductions to product revenue based upon our customer sales incentive programs and the historical experience of product returns, and the impact of special pricing agreements, price protection, promotions and other volume-based incentives. In order to make such estimates, we analyze historical returns, current economic conditions, customer demand and other relevant specific customer information. If, in the future, we are unable to reasonably estimate the level of product returns or other revenue allowances for these customers, it could have a significant impact on our revenue recognition, potentially requiring us to defer the recognition of additional sales until our customers sell the products to their end customer. In such an event, our recognized revenue could be adversely impacted in the periods in which we implement a transition to such a basis. For customers where we are unable to reasonably estimate the level of product returns or other revenue allowances, revenues and the related costs of revenues are deferred until either these customers have sold the product to their customers or a time period that is reasonably estimated to allow these customers to sell the product to their customers has elapsed. Over the past several years, revenue related to all new retail customers that have return rights or other revenue allowances have been accounted for on a deferred basis. Deferred customers have become a larger portion of our business, and we expect that trend to continue.

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

Other Valuation Allowances and Accrued Liabilities

We also maintain accruals and allowances for price protection, market development funds and cooperative marketing programs, rebates and other discounts. We incurred sales related discounts of $11.0 million and $9.8 million during the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004 and 2003, we had related accruals and allowances of $32.7 million and $14.1 million, respectively. Price protection, market development funds and cooperative marketing programs, rebates and other discounts are provided for at the time the associated revenue is recognized. If market conditions were to change adversely, we may take actions to increase our customer incentive offerings, which could result in increased accruals and allowances for these programs. Historically, warranty expenses have not been material. In the event that a problem is identified that would result in the need to replace a product or products on a large scale, such an event may have a material adverse effect on our operating results and financial position.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. At March 31, 2004 and 2003, we had an allowance for doubtful accounts of $0.8 million and $1.0 million, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an increase in the allowance may be required.

Results of Operations

In view of the rapidly changing nature of our market and our operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful, and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily indicative of our future growth.

Revenues, Cost of Product Revenues and Gross Margin

The following table sets forth revenues, cost of product revenues and gross margin amounts from our Condensed Consolidated Statements of Operations:

	Quarter ended March 31, 2004	Quarter ended March 31, 2003	% Change 2003 to 2004
Product revenues	$161,079	$50,267	220.4%
License and royalty	3,655	4,369	(16.3)%

Total net revenues	$164,734	$54,636	201.5%
Cost of product revenues	$135,805	$39,966	239.8%

Gross margin	$28,929	$14,670	97.2%

Product gross margin	$25,274	$10,301	145.4%

The following table sets forth revenues, cost of product revenues and gross margin amounts from our Condensed Consolidated Statements of Operations expressed as a percentage of total net revenues:

	Quarter ended March 31, 2004	Quarter ended March 31, 2003
Product revenues	97.8%	92.0%
License and royalty	2.2%	8.0%

Total net revenues	100.0%	100.0%
Cost of product revenues	82.4%	73.1%

Gross margin	17.6%	26.9%

The following table sets forth cost of product revenues and product gross margin amounts from our Condensed Consolidated Statements of Operations expressed as a percentage of product revenues:

	Quarter ended March 31, 2004	Quarter ended March 31, 2003
Product revenues	100.0%	100.0%
Cost of product revenues	84.3%	79.5%

Gross product margin	15.7%	20.5%

Revenues

Increased sales of our flash memory products in the retail channel has been the major factor for the significant growth in our product revenues. We continue to experience increased seasonality in our sales as the product category matures. For example, retail sales were very strong in the fourth quarter of 2003 due to seasonal consumer demand during the holidays and declined from those levels in the seasonally weaker first quarter of 2004.

During the first quarter of 2004, we experienced a 146.3 percent increase in digital media units sold and a 92.8 percent increase in average capacity per digital media unit sold compared with the first quarter of 2003. The increase in digital media units sold was due to increased demand in the retail and OEM channels. We also experienced a decrease in the rate of revenue reductions, including price protection, rebates and other customer programs, to $11.0 million, or 6.4 percent of gross product revenue, in the first quarter of 2004, compared to $9.8 million, or 16.2 percent of gross product revenue, in the first quarter of 2003. The positive impact of these changes was partially offset by a 37.3 percent decline in our average selling price per megabyte of digital media. We expect that the number of units and average capacity of digital media sold will continue to increase in 2004 and that the average selling price per megabyte of digital media will continue to decline at the historical averages of between 30 percent and 40 percent per year. We anticipate that our product revenues will continue to increase in 2004, as a result of an increase in the number of units sold, which will be partially offset by the anticipated declines in the average selling price per megabyte of digital media. We also anticipate that our product mix will continue to change with CompactFlash representing a declining percentage of our revenues and Secure Digital and Jump Drive products increasing as a percentage of revenues.

In the first quarter of 2004, we derived 56.9 percent, 28.6 percent, 3.9 percent and 10.6 percent of our product revenues from sales to customers in North America, Europe, Japan and the rest of the world, respectively. In the first quarter of 2003, we derived 73.3 percent, 14.7 percent, 8.6 percent and 3.4 percent of our product revenues from sales to customers in the North America, Europe, Japan and the rest of the world, respectively.

We generate license and royalty revenues primarily from our agreement with Samsung under which we license the use of our intellectual property. Our license and royalty revenues for the first quarter of 2004 declined compared to the first quarter of 2003 as certain prepaid license revenues under our Samsung agreement became fully amortized. License and royalty revenues under our agreement with Samsung became variable beginning April 1, 2004, and we expect to only recognize minimal variable license and royalty revenues under this agreement in the second quarter of 2004 and thereafter. We will continue to seek new licensing opportunities during 2004. However, to the extent that we are unsuccessful in licensing our intellectual property, our total license and royalty revenues will decline significantly in 2004 compared to 2003.

Cost of Product Revenues

The increase in cost of product revenues for the first quarter of 2004 compared to the first quarter of 2003 was primarily the result of a 146.3 percent increase in the number of digital media units sold due to increased demand and a 92.8 percent increase in the average capacity per digital media unit sold. These factors were partially offset by a 29.9 percent decline in the cost per megabyte of digital media sold in the first quarter of 2004 compared to the first quarter of 2003.

Gross Margin

The decrease in gross margin to 17.6 percent for the first quarter of 2004 compared to 26.9 percent for the first quarter of 2003 was due, in part, to a change in revenue mix, as our license and royalty revenues were $3.6 million, or 2.2 percent of our total net revenue, in the first quarter of 2004 compared to $4.4 million, or 8.0 percent of our total net revenue, in the first quarter of 2003. The decline in gross product margin was primarily the result of the 37.3 percent decline in the average selling price per megabyte of digital media units sold, which was partially offset by the 29.9 percent decline in average cost per megabyte of digital media units sold. To a lesser degree, product mix also contributed to the decline in gross product margin as a result of an increasing percentage in sales of lower margin products, in particular JumpDrive products. In the second quarter of 2004, we expect our gross margin will be lower than the first quarter of 2004 due to reductions in our license and royalty revenue and competitive pricing pressures. In the second half of 2004, we anticipate that both existing and new NAND flash suppliers will increase the industry output of NAND flash, which we expect will result in reduced costs and improved gross product margin.

Operating Expenses

The following table sets forth operating expense data from our Condensed Consolidated Statements of Operations:

	Quarter ended March 31, 2004	Quarter ended March 31, 2003	% Change 2003 to 2004
Research and development	$2,061	$1,923	7.2%
Sales and marketing	10,752	5,373	100.0%
General and administrative	5,606	3,091	81.4%

Total operating expenses	$18,419	$10,387	77.3%

The following table sets forth operating expenses from our Condensed Consolidated Statements of Operations expressed as a percentage of total net revenues:

	Quarter ended March 31, 2004	Quarter ended March 31, 2003
Research and development	1.3%	3.5%
Sales and marketing	6.5%	9.8%
General and administrative	3.4%	5.7%

Total operating expenses	11.2%	19.0%

Research and Development

The increase in research and development expenses for the first quarter of 2004 compared to the first quarter of 2003 was primarily due to a $0.5 million increase in compensation expenses as a result of hiring additional personnel to support new product development initiatives, which was partially offset by a $0.4 million decrease in outside services.

Sales and Marketing

The increase in sales and marketing expenses for the first quarter of 2004 compared to the first quarter of 2003 was primarily due to costs associated with increased product revenues, which resulted in increases of $1.5 million in freight and fulfillment expenses, $1.5 million in market development expenses, $1.4 million in compensation expenses and $0.6 million in advertising and tradeshow expenses. The increase in compensation expenses was due to both increased headcount and increased variable selling expenses.

General and Administrative

The increase in general and administrative expenses in the first quarter of 2004 compared to the first quarter of 2003 was primarily due an increase of $1.6 million in legal expenses in connection with our pending litigation, a $0.4 million increase in compensation expenses related primarily to increased headcount and a $0.4 million increase in outside and professional services and insurance expenses.

Income Taxes

The following table sets forth income tax data from our Condensed Consolidated Statements of Operations expressed as a percentage of total net revenues and as a percentage of income before income taxes:

	Quarter ended March 31, 2004	Quarter ended March 31, 2003	% Change 2003 to 2004
Income taxes	$619	$74	736.5%

Income taxes as a percentage of total net revenues	0.4%	0.1%

Effective tax rate	6.2%	1.7%

Income tax expense for the first quarter of 2004 was comprised of federal alternative minimum tax, California alternative minimum tax and state taxes for other states, as well as foreign taxes related to our foreign operations. Our effective tax rate, while up from the effective tax rate in the first quarter of 2003, was down from the 10 percent effective tax rate in 2003 primarily as a result of the availability of net operating loss carryforwards in California in 2004, which had been suspended in 2002 and 2003. We expect our second quarter 2004 effective tax rate to be approximately 6 percent. Once we utilize our federal and state net operating losses, our structural effective tax rate is expected to be in the upper 30 percent range.

Other Income and Expense

Foreign exchange loss, net, increased $0.5 million to $0.6 million in the first quarter of 2004 compared to $0.1 million in the first quarter of 2003. These losses were primarily attributable to our sales activity into European and Japanese markets, which exposed us to fluctuations in foreign currencies including the British pound, Euro and Japanese yen. During both the first quarter of 2004 and the first quarter of 2003 we entered into designated foreign currency exchange forward contracts to mitigate these exposures.

Interest and other expense for the first quarter of 2004 decreased slightly compared to the first quarter of 2003. In the first quarter of 2004, interest and other expense consisted primarily of miscellaneous taxes. Interest and other expense for the first quarter of 2003 consisted primarily of interest on short-term borrowings and miscellaneous taxes. Interest and other income decreased slightly in the first quarter of 2004 compared to the first quarter of 2003 due to lower interest rates. Interest and other income for both the first quarter of 2004 and the first quarter of 2003 consisted primarily of interest earned on our cash balances.

Liquidity and Capital Resources

Liquidity and Capital Resources

The following table is a summary of our cash flows from operating, investing and financing activities:

	Quarter ended March 31, 2004	Quarter ended March 31, 2003
Net cash provided by operating activities	$1,476	$372
Net cash used in investing activities	(961)	(449)
Net cash provided by (used in) financing activities	2,045	(14,095)

The following table sets forth our accounts receivable days sales outstanding and inventory turns per year:

	Quarter ended March 31, 2004	Quarter ended March 31, 2003
Days sales outstanding (net of change in deferred revenue)	48	57
Inventory turns per year	5	7

Net cash provided by operating activities for the quarter ended March 31, 2004 included net decreases in working capital of $8.4 million, which were partially offset by non-cash benefits of $0.5 million. Changes in working capital for the period included a $9.3 million decrease in accounts payable and accrued liabilities, a $7.5 million increase in inventories and a $3.3 million decrease in deferred license revenue and product margin. These changes were partially offset by an $11.0 million decrease in accounts receivable and a $0.7 million decrease in prepaid expenses and other assets. The decrease in accounts receivable was due to the seasonal decline in billings in the first quarter of 2004 compared to the fourth quarter of 2003 and was partially offset by an increase in days sales outstanding from 40 days for the fourth quarter of 2003 to 48 days in the first quarter of 2004. The decrease in accounts payable and accrued liabilities was primarily related to the timing of inventory receipts during the quarter and lower levels of operating expenses in the first quarter of 2004 compared to the fourth quarter of 2003. The decrease in deferred license revenue and product margin resulted primarily from the amortization of license revenue.

Net cash provided by operating activities was $0.4 million for the quarter ended March 31, 2003. Increases in working capital for the period included a $9.1 million decrease in net accounts receivable, resulting primarily from collections of seasonally high accounts receivable balances at the end of 2002 and reductions in net inventory, prepaid expenses and other assets of $1.5 million. These increases were partially offset by reductions in accounts payable, accrued liabilities and other non-current liabilities of approximately $9.6 million, primarily related to payment of amounts due to our suppliers related to increased inventory purchases during the fourth quarter of 2002, which was offset by an increase of approximately $0.3 million in accrued price protection, rebates and market development funds resulting from the significant price decreases in the first quarter of 2003. Additionally, in the first quarter of 2003, deferred license revenue and product margins decreased by $5.5 million, which was attributable to $4.4 million in amortization of prepaid license and royalty fees and a $1.1 million decrease in deferred product margin.

Net cash used in investing activities for the quarter ended March 31, 2004 and 2003 was the result of purchases of property and equipment.

Net cash provided by financing activities for the quarter ended March 31, 2004 was primarily the result of receiving $2.0 million related to the exercise of stock options, purchases under our employee stock purchase program and repayment of notes receivable from stockholders. Net cash used in financing activities for the quarter ended March 31, 2003 was primarily the result of repaying $14.6 million of notes payable.

On March 29, 2004, we notified Silicon Valley Bank of our intention to terminate our amended and restated loan and security agreement and on April 27, 2004, we entered into a credit agreement with Wells Fargo Bank. Our credit agreement with Wells Fargo Bank enables us to borrow up to $40.0 million under a revolving line of credit note. All advances under this revolving line of credit note are to be secured by our assets. We are required to maintain certain financial covenants over the term of the credit facility, which expires on April 3, 2006. Interest is payable on borrowings at either an annual rate equal to LIBOR plus 1.5 percent, or at an annual rate equal to the bank’s prime rate minus 0.5 percent, with the determination of the applicable interest rate to be made by us for each borrowing under the note.

We believe that our cash resources of $118.4 million at March 31, 2004, together with funds available under our bank and vendor credit facilities, will be sufficient to finance our operating activities for at least the next 12 months. While we have improved asset management over the past 12 months, DSOs may vary in the range of 40 to 55 days during the next 12 months.

Commitments

We purchase substantially all of our flash memory from Samsung pursuant to a supply agreement that expires on March 29, 2006, unless extended by mutual agreement. Samsung has guaranteed a certain allocation of flash memory production capacity to us. Under the supply agreement, our purchases are priced based on an agreed upon methodology and Samsung provides us with intellectual property indemnification for the products we purchase from them. Either party can terminate the supply agreement in the event of the other party’s breach of the agreement or bankruptcy. We are not obligated to purchase minimum volumes of flash memory.

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

The following table outlines our contractual obligations and commercial commitments at March 31, 2004:

	Payments due by period (in thousands)
	Total amount committed	Less than 1 year	1–3 years	4–5 years	After 5 years
Contractual obligations and commercial commitments:
Operating leases	$4,045	$1,085	$1,591	$1,369	$—
Unconditional purchase obligations	359	359	—	—	—
Standby letters of credit	5,000	5,000	—	—	—

Total contractual obligations and commercial commitments	$9,404	$6,444	$1,591	$1,369	$—

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases and unconditional purchase obligations as described above.

Indemnifications

We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically these obligations arise in connection with sales contracts and license agreements under which we customarily agree to hold the other party harmless against any losses incurred as a result of a claim by any third party with respect to our products. We also typically agree to pay any costs incurred in defense of any such claim. The terms of the indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, the amounts required to defend indemnification claims have been insignificant. Accordingly, we did not accrue any amounts for these indemnification obligations as of March 31, 2004.

We have agreements whereby our directors and officers are indemnified for certain events or occurrences while the officer or director is serving at our request in such capacity. The maximum amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities for these agreements as of March 31, 2004.

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

Risks Related to Our Business

Our operating results and gross margin may fluctuate significantly in the future and are difficult to predict. If our future results are below the financial guidance provided by us or securities analysts, the market price of our common stock could decline significantly.

Our operating results and gross margin may vary significantly in the future based on a number of factors related to our industry and the markets for our products. We will have little or no control over many of these factors and any of these factors could cause our operating results and gross margin, and consequently the price of our common stock, to fluctuate significantly. These factors include, among others:

•	increases in the price of flash memory that we buy or the failure of cost decreases to keep up with price decreases for our products;

•	fluctuation in demand for our products, including seasonal demand for our products and the volume and timing of potential retail customer and distributor orders;

•	competitive pricing pressures for the products we sell;

•	the rate of growth of the market for digital cameras, digital film and USB flash drives;

•	the availability of flash memory, particularly flash memory that meets our technological requirements;

•	the amount of price protection, volume incentive rebates, discounts, market development funds, cooperative advertising payments and other concessions and discounts that we may need to provide to some of our customers due to competitive pricing pressures;

•	the timing and manner of revenue recognition for any given customer, including the deferral of revenue from new customers until the product is sold to their customers or our inability to accurately estimate appropriate reductions in product revenue based upon historical experience which may lead to the deferral of revenue from our customers until product is sold to their customers;

•	availability of sufficient silicon wafer foundry capacity and product components to meet customer demand;

•	the difficulty of forecasting sell-through rates of our products and their impact on inventory levels at our distributors and customers, which may result in additional orders being delayed or reduced and inventory being returned;

•	the timing and amount of expenses related to obsolescence and disposal of excess inventory and the difficulty of forecasting and managing our inventory levels, including inventories on consignment;

•	the timing and amount of any reductions in the average selling prices of our products and services;

•	the mix of business among retail, OEM and licensing;

•	our ability to estimate revenue reserves for product sales to certain customers;

•	price reductions in key components, such as flash memory, could result in reduced margins when selling products that include previously purchased components held in inventory;

•	increases in costs charged by our component or card suppliers or the failure of our suppliers to decrease the prices they charge to us when industry prices decline;

•	the timing and amount of orders and cancellations from existing and new customers;

•	the commencement of, involvement in or the expansion of our litigation;

•	any changes in the trend of declining average selling prices per unit sold of digital storage media;

•	competing flash card standards, which displace the standards used in our products;

•	shortages of components such as capacitors and printed circuit boards required for the manufacturing of our products;

•	exchange rate fluctuations, particularly the U.S. dollar to British pound and Japanese yen and the British pound to Euro exchange rates;

•	the announcement or introduction of products and technologies by competitors;

•	potential product quality problems which could raise return or rework costs; and

•	whether we can sell controllers in the volumes and at the prices we anticipate.

In addition, as a result of the emerging nature of our market, we may be unable to accurately forecast our revenues and gross margins. We incur expenses based predominantly on operating plans and estimates of future revenues. Our expenses are to a large extent fixed and we may not be able to adjust them quickly to meet a shortfall in revenues during any particular quarter. We also plan inventory levels based on anticipated demand for our products and on anticipated product mix. As we anticipate increased demand for certain products we increase our level of inventory, so the risk of an error in forecasted demand is greater. Any significant shortfall in revenues in relation to our expenses and planned inventories would decrease our net income or increase our operating losses and harm our financial condition. Declines in our operating results or gross margins may cause us to fail to meet the expectations of investors or securities analysts, which would be likely to cause the market price of our common stock to decline.

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

As a result of the supply agreement we entered into with Samsung in April 2001, it is our primary supplier of flash memory, which is the primary cost of our digital media. We expect that the demand for flash memory during 2004, and particularly in the first half of 2004, will be substantially greater than the supply of flash memory due to the continuing demand for digital cameras, increased use of flash memory in cellular phones and other digital consumer products, and increasing demand for USB flash drives. Shortages of flash memory now exist and may continue. If we are unable to obtain sufficient quantities of flash memory from Samsung or from another flash memory supplier in a timely manner and at competitive prices, we will not be able to manufacture and deliver flash memory products to satisfy our customers’ requirements. Although a number of semiconductor companies have announced their intention to manufacture flash memory that would meet our needs, Samsung and Toshiba currently control virtually all of the market for flash memory for our products. Even if additional flash memory capacity becomes available from new suppliers, these suppliers may not be able to supply our flash memory needs at competitive prices if we cannot obtain adequate supplies from Samsung. Even if we are able to obtain flash memory in sufficient volumes and on schedules that permit us to satisfy our delivery requirements, we cannot assure you that the prices charged by Samsung or other suppliers will enable us to compete effectively in our market. If we are unable to satisfy the requirements of our customers or supply digital media to them in the volumes they request, they will likely reduce future orders or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. If we are unable to obtain flash memory at economical prices, our gross margins would decline unless we could raise the prices of our products in a commensurate manner or offset the cost increases elsewhere. The existing competitive conditions may not permit us to do so, which would adversely impact our revenues and gross margins.

In addition, if Samsung does not offer us prices, sales terms and credit terms that are appropriate to meet our needs, we might have to seek alternate suppliers or additional financing. Furthermore, if Samsung is unable to increase its output of flash memory in a manner commensurate with our needs, or to manufacture flash memory that is technologically and price competitive, or if it has any interruptions in shipment for any reason, we would be unable to satisfy our customers’ requirements. For example, Samsung has been emphasizing smaller flash geometries over multi-level cell technology. If multi-level cell technology can be manufactured in volume at high yields, it could offer significant cost advantages over single-level cell technologies. If we are unable to satisfy the requirements of our customers, they may reduce any future orders or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. Samsung has from time to time considered directly entering the retail market for flash media, which would make it a direct competitor to us. Samsung and other current and potential suppliers of flash memory are located in Asia, a region that has been, and in the future may be, affected by economic and political instability that could adversely affect the price and supply of flash memory.

Our products are characterized by average selling prices that have historically declined over relatively short time periods. If we are unable to effectively manage our inventories, reduce our costs, introduce new products with higher average selling prices or increase our sales volumes, our revenues and gross margins will be negatively impacted.

Consumers continue to exert pressure on digital camera manufacturers and on us to lower prices of digital photography products, such as our digital film, to prices comparable to those of traditional photography products. Our competitors also impose pricing pressures on us. Often these pricing pressures have been possible as a result of lower flash memory costs, but if flash memory costs continue to rise, we will experience additional margin pressure. In addition, because a large percentage of our sales are to a small number of customers that are primarily retail consumer chains, distributors and large OEMs, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. In the past we have significantly reduced the prices of many of our flash products from time to time, and we may need to continue to do so to remain competitive. Any reduction in prices by us will hurt our gross margins unless we can manage our internal, consignment and channel inventories and our cost structure to minimize the impact of such price declines and reduce our costs.

If we are unable to reduce our costs to offset declines in average selling prices or increase the sales volume of our existing products, our revenues and gross margins will be adversely affected. We anticipate that our average selling prices will continue to decline during the remainder of 2004. This may negatively impact our anticipated growth in product revenues as well as our gross margins, particularly if the decline in our average selling prices is not matched by price declines in our component costs, primarily the cost of flash memory.

The solid-state storage market is evolving and we may not have rights to manufacture and sell certain types of flash card formats or we may be forced to pay a royalty to sell digital film in these formats. Future digital film formats may not use our core technology.

Many new digital cameras and other consumer devices now use emerging flash card formats such as the Secure Digital Card or the xD Picture Card formats, which we do not currently manufacture and do not have rights to manufacture. The Secure Digital Card, for example, was introduced by a consortium consisting of SanDisk, Matsushita and Toshiba. The consortium charges license fees to other companies that want to manufacture this product. The Secure Digital Card and the xD Picture Card have rapidly gained broad consumer acceptance. This has resulted, and will likely continue to result, in a decline in demand, on a relative basis, for products that we manufacture. We currently source such products from third parties. Products we purchase and resell have significantly increased as a percentage of our total net revenues. Until we begin to manufacture such products ourselves, we expect that products that we purchase and resell will continue to increase as a percentage of our total revenues, which would likely negatively impact our gross product margin. We expect to begin the manufacture of additional flash card formats during the second half of 2004, though we may be unable to secure licensing arrangements that give us the right to manufacture these new or other future formats at reasonable rates or at all. We believe that one of our advantages is our ability to offer retailers all major flash card formats, and if we were unable to supply all flash card formats at competitive prices or if we were to have product shortages, our margins would be adversely impacted and our customers would likely cancel orders or seek other suppliers to replace us.

If we are unable to generate increased revenue from licensing our intellectual property, our gross margins and profitability would be negatively impacted.

We have historically derived the substantial majority of our licensing revenue from a limited number of sources. If we fail to generate significant licensing revenues or increase the revenues we derive from our higher margin controller sales, we may not grow our revenues and margins as planned. In March 2002, we executed a license agreement with Samsung that provided for fixed license payments through March 31, 2004 and variable based royalties thereafter. Whether we will be paid any royalties under the variable based royalty obligations depends on many factors, including which flash products Samsung manufactures and sells and in what volumes, as well as our relative market share and our aggregate purchases from Samsung. We expect royalties from Samsung under this agreement to be minimal for the foreseeable future. As our licensing revenue declines, our revenues, gross margins and earnings will be negatively impacted. We cannot assure you that we will be successful in our efforts to secure new license or royalty revenues.

Because we protect many of our retail customers and distributors against the effects of price decreases on their inventories of our products, we have in the past and may in the future incur large price protection charges if we reduce our prices when there are large quantities of our products in our distribution channel.

More than half of our product sales in 2001, 2002, 2003 and in the first quarter of 2004 were made through distributors and retailers to which we have provided price protection. Price protection allows customers to receive a price adjustment on existing inventory when its published price is reduced. In an environment of slower demand and abundant supply of products, price declines and channel promotions expenses are more likely to occur and, should they occur, are more likely to have a significant impact on our operating results. Further, in this environment, high channel inventory may result in substantial price protection charges. These price protection charges have the effect of reducing gross sales and gross margin. During 2002, we incurred approximately $7.6 million, or 4.9 percent of total net product revenue, in price protection charges, during 2003, we incurred approximately $13.3 million, or 3.4 percent of total net product revenue, in price protection charges, and during the first quarter of 2004, we incurred approximately $1.7 million, or 1.1 percent of total net product revenue, in price protection charges. We anticipate that we will continue to incur price protection charges for the foreseeable future due to competitive pricing pressures. If our price protection reserves are insufficient or we are not able to estimate future charges, our revenues and gross margins would be adversely affected in future periods.

Our unit volume has increased substantially in recent periods and has strained our operations infrastructure and our supply chain.

In recent periods, the number of units we manufacture on a weekly basis has increased significantly, particularly during the second half of 2003 and the first quarter of 2004. This significant increase in growth has strained our supply chain and operational capabilities. Our contract manufacturers may not be able to manufacture cards at levels necessary to sustain our increased growth. Our component suppliers may not be able to keep up with the growth in our need for parts. Our other vendors, such as those that package our products, also may have trouble meeting our additional demands on them. If we are not able to continue to accommodate this increased unit demand from our customers, we may have product shortages. If we were to have product shortages, our customers would likely cancel orders or seek other suppliers to replace us. If we are unable to manufacture products at rates sufficient to keep up with our component purchases, we may have excess inventory that would later need to be written down if component prices decrease. In addition, we must continue to make significant investments in our existing internal information management systems to support increased manufacturing, as well as accounting and other management related functions. Our systems, procedures and controls may not be adequate to support rapid growth, which could in turn harm our business, financial condition and results of operations. In addition, the improvement in economic conditions will likely extend the lead-time for procuring components. If we do not plan properly or if the demand rises too quickly, we will face material shortages.

We market our digital media primarily on the basis of its superior technology. If we are unable to achieve or maintain technological leadership, our revenues and gross margins would likely decline significantly.

We market our digital media primarily on the basis of its performance and technology advantage over our competitors’ products. In doing so, we have emphasized our speed and other advantages over our competitors’ products and have tried to establish ourselves as the brand of choice among professional photographers. We label our CompactFlash and some of our JumpDrive and Secure Digital Card products for sustained write speed performance in which 1x is equal to a sustained write speed of 150 kilobytes per second, nomenclature similar to that used in the CD-ROM industry. For example, our 4x CompactFlash digital film is capable of sustained write speeds of at least 600 kilobytes per second. Currently, we offer CompactFlash with write speeds ranging from 4x to 40x. Our highest capacity card is currently 8 gigabytes. From time to time our competitors have introduced products for which they have claimed high, sustained write speeds. If we are unable to design and manufacture products that are technologically superior to those of our competitors or if we lose our status as a brand preferred by professional photographers, we will be unable to achieve a premium price for our products. If this were to occur, our revenues and gross margins would likely decline significantly.

Increased competition in the digital media market may lead to a decrease in our revenues and market share.

Our industry is characterized by intense competition, supply shortages or oversupply, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. Our existing competitors include many large domestic and international companies that have longer operating histories and greater brand name recognition, greater access to flash memory, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with retailers, OEMs and end users. As a result, these competitors may be able to better absorb price declines, insure more stable supply, adapt more quickly to new or emerging technologies or devote greater resources to the promotion and sale of their products than we may. Ultimately, this may lead to a decrease in our sales and market share.

Our primary competitors are companies that sell flash media into the mass market, photo and OEM channels. Many of these companies are manufacturers with both controller and flash memory capabilities, such as Infineon, Renesas, Samsung, SanDisk and Toshiba. Samsung has begun to sell flash cards in larger volumes to third parties, including to our competitors, and has publicly announced its intention to sell flash cards directly to retail customers. Renesas has recently made several announcements that suggest that it has increased its commitment to the manufacture of flash memory. Other well-known semiconductor companies, including Hynix, Infineon and Micron, have also indicated that they will enter the NAND flash market. SanDisk and Toshiba jointly develop and manufacture both low-cost and high-performance flash memory. Because flash memory represents a significant portion of the cost of flash media, SanDisk and other flash manufacturers may have a competitive advantage and may have access to flash memory at prices substantially below the prices that Samsung will charge to us.

We also face significant competition from manufacturers or card assemblers and resellers that either resell flash cards purchased from others or assemble cards from controllers and flash memory chips purchased from companies such as Renesas, Samsung or Toshiba. These companies include Crucial, Dane-Elec, Data I/O, Delkin Devices, Feiya, Fuji, Hagiwara, Hewlett Packard, Infineon, Kingston, Kodak, M-Systems, Matsushita, Memorex, Memory Plus, Micron, PNY, PQI, Pretec, Ritek, Samsung, Silicon Storage Technology, SimpleTech, SMART Modular Technologies, Sony, TDK, Transcend and Viking InterWorks.

In addition, an increasing number of companies are manufacturing their own controllers, including Genesys, Hyperstone, Kingston, OTI, Prolific, SanDisk, Sigmatel, Silicon Storage Technology and Solid State Storage Systems. Such companies either combine their controller with flash memory from third parties to manufacture their own flash cards or sell their controllers to third parties who use them to assemble flash cards. Additionally, major semiconductor companies such as Hynix, Infineon, Micron, Renesas, Samsung and Toshiba have also developed or are currently developing their own controllers that will likely compete with our controller and/or card sales.

Furthermore, many companies have introduced USB flash drives that compete directly with our JumpDrive line of products. These include Apacer, Belkin, Fuji, Iomega, JMTek, KTI Networks, M-Systems, Netac, PNY, Samsung, SanDisk, SimpleTech, Sony and Trek.

In addition, certain of our competitors have introduced flash card formats. For example, a consortium consisting of SanDisk, Matsushita and Toshiba have developed the Secure Digital Card, a media format used in digital cameras as well as in other electronic applications, and Fuji and Olympus introduced the xD Picture Card. Another group of companies has recently introduced the “FISH” drive, which is a miniature USB drive. Although we currently sell these flash memory products (with the exception of the “FISH” drive), which we source from third parties, we do not currently manufacture them, and we may not be able to do so in the future at a reasonable rate or at all. By many estimates, the Secure Digital Card and the xD Picture Card may comprise over half of the worldwide market for flash cards in 2004. If we are unable to obtain the rights to manufacture these products, our business will be adversely affected.

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

Several companies such as Cornice, IBM and Matrix Semiconductor have introduced competing technologies for use in digital cameras. These include products such as Digital Capture Technology and the MicroDrive. Although the cost per megabyte of rotating media such as Digital Capture Technology and the MicroDrive is lower than that of flash cards, rotating media has historically had higher power consumption and lower reliability than flash cards. Compact discs can also be used as a storage medium for digital cameras and other devices, and, while inexpensive, are quite bulky. We expect to continue to face competition from existing or future competitors that design and market similar or alternative data storage solutions that may be less costly or provide additional features. If a manufacturer of digital cameras or other consumer electronic devices designs one of these alternative competing standards into its products, the digital media we manufacture, as currently configured, will not be compatible with that product and our revenues may decline.

If we are unable to continue to develop, competitively market and sell our JumpDrive portable flash storage product line, our revenues, gross margins and profitability would be negatively impacted.

We derive a significant portion of our revenues and gross margin from sales of our JumpDrive flash storage products. We believe that the market for flash storage will become increasingly competitive, and if we cannot continue to develop, market and sell these products, our revenues, gross margins and profits would likely decline.

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop or enhance our products, expand our operations beyond our current expectations or respond to competitive pressures.

We believe that our cash resources of $118.4 million at March 31, 2004, together with funds available under our bank and vendor credit facilities, will be sufficient to finance our operating activities for at least the next twelve months. However, we might need to raise additional funds prior to the expiration of this period to fund growth beyond our current expectations. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all. We may try to obtain additional financing by issuing shares of capital stock, convertible debt securities or warrants, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to maintain our product development schedule, respond to competitive pressures or grow our business.

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

As of March 31, 2004, we had an accumulated deficit of approximately $82.5 million. We cannot assure you that we will be able to sustain profitability in future periods, and we will likely use cash for operations. Our ability to sustain profitability depends on the rate of price decreases for our products, the growth of the markets for digital cameras, digital film and digital storage media, the extent to which our products, particularly our higher margin products, are accepted by these markets, our ability to charge a premium for our higher performance products and our ability to adequately control our operating expenses, particularly our litigation costs. We also must continue to reduce the costs of producing and selling our digital film products by controlling our internal and channel inventory, securing the best available pricing for flash memory and components used in our digital media products and reducing our manufacturing costs. If we are unsuccessful in increasing revenues from our higher margin products and controlling our operating expenses, we may not be able to sustain profitability on a quarterly or an annual basis.

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

If our suppliers or customers elect to compete with us in the digital media market, our revenues and gross margins would likely decline.

We sell our controllers to companies that use our controllers to manufacture flash card products. Many of these customers are large companies that have longer operating histories and greater brand recognition, greater access to flash memory, substantially greater financial, technical, marketing and other resources and longer standing relationships with customers. If these companies elected to compete directly with us in the digital media market or in our retail channels, our revenues and gross margins would likely decline.

We depend on a few key customers and the loss of any of them could significantly reduce our revenues.

Historically, a small number of our customers have accounted for a significant portion of our revenues. During the first quarter of 2004, sales to the five customers from which we received the greatest revenues accounted for approximately 30.0 percent of our total gross revenues. Our revenues could decline if one or more of these customers were to significantly reduce, delay or cancel their orders, decide to purchase digital media manufactured by one of our competitors, develop and manufacture their own digital media or cease operations due to the downturn in the global economy or otherwise. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

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

We sell a significant percentage of our digital media products through retailers, most notably CompUSA, Dixons Group Plc, Office Max, Ritz Camera Centers, Target and Wal-Mart, rather than through OEMs. Sales to retailers subjects us to many special risks, including the following:

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

We have a sole source of supply for each of the following components:

•	transistors for our CompactFlash and connectivity products;

•	connectors for our JumpDrive Pro and CompactFlash Type II products;

•	the interface circuit for our JumpDrive Music products;

•	the switches for our Memory Stick products; and

•	the voltage regulator for our JumpDrive product.

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

We also do not currently manufacture certain flash cards, such as the Memory Stick PRO, Secure Digital Card, mini–Secure Digital, SmartMedia Card and xD Picture Card, with our own controllers. Until we are able to develop our own flash memory controller for these and other products, we must purchase such cards from third parties for resale. We do not have long-term supply contracts with all of these suppliers, and therefore face the risks of inadequate supply, price increases, late delivery or unavailability and the need to maintain buffer inventory. If our supply of such products is disrupted, we will lose existing customers and may be unable to replace them or to attract new ones.

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

In addition, if competition for foundry capacity increases, we may incur significant expenses to secure access to manufacturing services, which in turn may cause our product costs to increase substantially. We expect that the demand for capacity at these facilities will change in the near future due to fluctuating demand for consumer electronic and industrial products that depend on semiconductors manufactured at these facilities. All of these foundries are located in an area of the world that may be subject to political and economic instability, the SARS epidemic and natural disasters, particularly earthquakes. While the last major earthquake in Taiwan did not have a significant impact on deliveries to us from UMC, a similar event in the future could have a significant impact.

We depend solely on third-party subcontractors for assembly and testing of our digital media products, which could result in product shortages or delays or increase our costs of manufacturing, assembling or testing our products.

Our flash cards are primarily assembled and tested by PC Partner in China; Venture Manufacturing Services in Singapore and Indonesia; and Venture Manufacturing, Vitron and PC Partner in the United States. We do not have a long-term agreement with Vitron, Venture Manufacturing or PC Partner and typically obtain services from them on a per order basis. Additionally, our controllers are assembled, tested and packaged primarily by Advanced Semiconductor Engineering in Taiwan, Advanced Interconnection Technologies in Indonesia and in the United States. Our reliance on these subcontractors involves risks such as reduced control over delivery schedules, quality assurance, inventory levels and costs. These risks could result in product shortages or increase our costs of manufacturing, assembling or testing our products. If these subcontractors are either unable or unwilling to continue to provide assembly and test services and deliver products of acceptable quality, at acceptable costs and in a timely manner, we would have to identify and qualify other subcontractors. This could be time-consuming and difficult and result in unforeseen operations problems.

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

Total net revenues outside of the United States accounted for approximately 45.7 percent of our total net revenues for the quarter ended March 31, 2004. We generated a majority of our international revenues from product sales in Europe and from product sales and licensing agreements in Asia. The European and Asian markets are intensely competitive. One of our principal growth strategies is to expand our presence in this and other international markets both through increased international sales and strategic relationships. For example, we are expanding distribution of our products into Latin America, China, India, the Middle East, Russia and Eastern Europe. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our net revenues in future periods. Accordingly, we are subject to international risks, including:

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

Increases in the value of the United States dollar relative to foreign currencies could cause our products to become less competitive in international markets and could result in a reduction in sales and profitability. Although, the sales of our products are denominated primarily in United States dollars, we also have product sales denominated in British pounds, Euros and other European currencies, as well as the Japanese yen. To the extent our prices are denominated in foreign currencies, particularly the British pound, the Euro and Japanese yen, we will be exposed to increased risks of currency fluctuations.

We have foreign subsidiaries in Great Britain and Japan that operate and sell our products in various global markets. As a result, we are exposed to risks associated with changes in foreign currency exchange rates for our sales as well as our costs denominated in those currencies. We use forward contracts, to mitigate the exposures associated with our net asset or liability positions. However, we cannot assure you that any policies or techniques that we have implemented will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations.

Our financial results may be affected by mandated changes in accounting and financial reporting

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions.

In particular, changes to FASB guidelines relating to accounting for stock-based compensation will likely increase our compensation expense, could make our operating results less predictable in any given reporting period and could change the way we compensate our employees or cause other changes in the way we conduct our business.

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

Although other applications such as cell phones, personal digital assistants and MP3 players may consume large volumes of flash cards in the near future, today the digital photography market remains the primary driver of demand for flash cards. If the digital photography market does not continue to grow and be accepted by professional, commercial and consumer users, or if any reduction in demand in digital photography is not absorbed by other new applications, our revenues will be adversely affected.

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

Our revenues and our ability to sustain profitability depend significantly on the overall demand for flash cards and related products. Our customers’ decisions to purchase our products are largely discretionary. Changes in the U.S. and global economy may cause customers to defer or alter purchasing decisions, and accordingly could reduce demand for our products. Softening demand for these products caused by worsening economic conditions has resulted in the past, and may again in the future, result in decreased revenues.

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

In the past, securities class action litigation has often been brought against a company following a period of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources, which could harm our operating results and our business.

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

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and other methods to protect our proprietary technologies. As of April 30, 2004, we had been granted or allowed 73 patents in the United States and other countries and had more than 91 pending United States and foreign patent applications. We cannot assure you, however, that:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk.    We sell our products primarily to customers in the U.S. and, to a lesser extent, Europe, Japan and Canada and other countries. Most of our sales are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our sales will be denominated in British pounds, the Japanese yen, the Euro, the Canadian dollar and possibly Latin American currencies. Foreign currency denominated revenues were approximately 29.2 percent and 19.5 percent of our total product revenues for the quarters ended March 31, 2004 and 2003, respectively. We purchase our products and the materials and services to build our products primarily from vendors in Korea, Taiwan, Indonesia, China, the United States, Germany and Japan. Most of these costs are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our costs will be denominated in the Euro, Japanese yen and possibly other currencies. Foreign currency denominated costs were approximately 2.2 percent and 1.8 percent of our cost of product revenues for the quarters ended March 31, 2004 and 2003, respectively. As a result, it is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar rises in comparison to the local currency, which may make it more difficult to sell our products in that market. Conversely, the prices of our products would become less expensive in a particular foreign market if the value of the U.S. dollar falls in comparison to the local currency, which may make it easier to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. These risks could become more significant as we expand business outside the U.S. or if we increase sales in non-U.S. dollar denominated currencies.

We have adopted and implemented a hedging policy to mitigate these potential risks. We use forward contracts to mitigate the exposures associated with certain net foreign currency asset or liability positions.

However, we cannot assure you that any policies or techniques that we have implemented, or may implement in the future, will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes. During the quarter ended March 31, 2004, we entered into hedges on intercompany payables denominated in the British pound and Japanese yen. During the quarter ended March 31, 2004, the foreign currency exposures on our net asset and liability positions were not fully hedged. For the quarter ended March 31, 2004, net foreign exchange gain on our foreign currency net asset and liability positions was $0.3 million and was offset by losses on hedging transactions of approximately $0.8 million. For the quarter ended March 31, 2003, net gain on our foreign currency net asset and liability positions was $0.1 million and was offset by losses on hedging transactions of $0.1 million. As of March 31, 2004, we held forward contracts with an aggregate notional value of $46.3 million to hedge the risks associated with forecast British pound and Japanese yen denominated assets and liabilities. At March 31, 2004, our aggregate exposure to non-U.S. dollar currencies, net of currency hedge contracts, was approximately $24.5 million. If, at March 31, 2004, we applied an immediate 10 percent adverse move in the levels of foreign currency exchange rates relative to these exposures, we would incur a foreign exchange loss of approximately $2.5 million.

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we earn on our investments. The risk associated with fluctuating interest rates impacts all of our investments because of the short duration of the investments. Accordingly, our interest rate risk is primarily related to our cash and cash equivalents, which amounted to $118.4 million at March 31, 2004. At March 31, 2004, we had no amounts outstanding under our facilities with Silicon Valley Bank and with Wells Fargo Bank. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk and market risk. We plan to mitigate default risk by investing in investment-grade securities. We have historically invested in investment-grade, short-term securities that we have held until maturity to limit our market risk.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at March 31, 2004. Actual results may differ materially.

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

Changes in Internal Control Over Financial Reporting.    There were no significant changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Litigation Against Fuji, Memtek and PNY

On July 11, 2002, we filed a lawsuit in the United States District Court for the Eastern District of Texas against Fuji Photo Film USA, Memtek Products, Inc. and PNY Technologies Inc. for patent infringement. We alleged that the defendants infringe our U.S. Patent Nos. 5,479,638, 5,907,856, 5,930,815, 6,034,897, 6,134,151, 6,141,249, 6,145,051, and 6,262,918. We sought injunctive relief and damages against all defendants.

On November 4, 2002, we filed an amended complaint against Fuji Photo Film USA. In the amended complaint, we allege that Fuji Photo Film USA infringes U.S. Patent Nos. 5,479,638, 6,141,249, 6,145,051, 6,262,918, and 6,397,314 through the sale of its flash memory products and digital cameras. We are seeking injunctive relief and damages against Fuji. Memtek Products, Inc. and PNY Technologies, Inc. are no longer parties to this particular action. On December 9, 2002, Fuji filed an answer in which they seek declaratory relief that they do not infringe the five patents in the suit as well as our U.S. Patent Nos. 5,907,856, 5,930,815, 6,034,897, and 6,134,151.

On January 8, 2003, the United States District Court for the Eastern District of Texas ordered this case transferred to the United States District Court for the Northern District of California where it is now pending.

In a second amended complaint, we added counterclaims for infringement on the additional patents for which Fuji has sought declaratory relief, U.S. Patent Nos. 5,907,856, 5,930,815, 6,034,897, and 6,134,151. Discovery has commenced.

This case has been coordinated for discovery purposes with our litigation against Toshiba, Pretec, PNY, Memtek and C-One. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court has determined that the various actions pending before it will be sequenced beginning with the Toshiba matter.

Claim construction in our litigation against Toshiba is expected to be held in August 2004. In April 2004, the court held a technology tutorial in anticipation of the upcoming claim construction hearing. Our litigation against Fuji, Memtek and PNY will be stayed until after that claim construction with Toshiba has been completed.

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

Litigation with Toshiba

We are involved in three separate lawsuits with Toshiba Corporation as follows:

Lexar Media, Inc. v. Toshiba Corporation

On November 1, 2002, Toshiba Corporation filed a lawsuit seeking declaratory judgment that Toshiba does not infringe our U.S. Patent Nos. 5,479,638, 5,818,781, 5,907,856, 5,930,815, 6,034,897, 6,040,997, 6,134,151, 6,141,249, 6,145,051, 6,172,906, 6,202,138, 6,262,918, 6,374,337, and 6,397,314 or that these patents are invalid. This suit was filed in the United States District Court for the Northern District of California. We believe that Toshiba’s claims are without merit and are contesting this lawsuit vigorously.

On November 21, 2002, we filed an answer and counterclaim in which we alleged that Toshiba infringes our U.S. Patent Nos. 5,818,781, 5,907,856, 5,930,815, 6,034,897, 6,040,997, 6,134,151, 6,172,906, 6,202,138, and 6,374,337. We sought an injunction and damages against Toshiba.

On December 20, 2002, Toshiba filed its first amended complaint in which Toshiba dropped its allegations that our patents are unenforceable.

On February 28, 2003, we filed an answer and our first amended counterclaim against Toshiba for infringement of our U.S. Patent Nos. 5,479,638, 5,818,781, 5,907,856, 5,930,815, 6,034,897, 6,040,997, 6,134,151, 6,141,249, 6,145,051, 6,172,906, 6,202,138, 6,262,918, 6,374,337, and 6,397,314. We are seeking damages as well as an injunction against Toshiba for its products that infringe our patents, including its flash memory chips, flash cards and digital cameras. Discovery has commenced. The parties have now mutually dismissed with prejudice all claims regarding U.S. Patent No. 6,172,906.

This case has been coordinated for discovery purposes with our litigation against Pretec, PNY, Memtek and C-One. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court determined that our patent claims against Toshiba will be heard in an initial phase. In April 2004, the court held a technology tutorial in anticipation of the upcoming claim construction hearing. Claim construction in our litigation against Toshiba is expected to be held in August 2004.

The patents at issue in this first phase will be Lexar’s U.S. Patent Nos. 5,479,638 entitled “Flash Memory Mass Storage Architecture Incorporation Wear Leveling Technique”; 6,145,051 entitled “Moving Sectors Within Block of Information in a Flash Memory Mass Storage Architecture”; 6,397,314 “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash Memory Device”; 6,202,138 “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash”; 6,262,918 “Space Management For Managing High Capacity Nonvolatile Memory”; and 6,040,997 “Flash Memory Leveling Architecture Having No External Latch.” Our litigation against Fuji, Memtek and PNY will be stayed until after that claim construction with Toshiba has been completed.

Lexar Media, Inc. v. Toshiba Corporation, Toshiba America, Inc. and Toshiba America

On November 4, 2002, we filed a lawsuit in Santa Clara County Superior Court against Toshiba Corporation, Toshiba America, Inc. and Toshiba America alleging theft of trade secrets and breach of fiduciary duty. We later filed an amended complaint to add violation of California Business and Professions Code Section 17200 and to drop without prejudice claims against Toshiba America, Inc. The basis of the allegations is that since our inception in 1996, and including the period from 1997 through 1999 when Toshiba was represented on our Board of Directors, Toshiba had access to and was presented with details of our strategy as well as our methods of achieving high performance flash devices that Toshiba has now incorporated into its flash chips and flash systems. We are seeking damages as well as an injunction against Toshiba. We have filed a description of our trade secrets and discovery has commenced. In April 2004, the court held a trial date setting conference. The court did not set a trial date at that conference, but indicated that it would do so at the next conference, in June 2004, and that it anticipated setting a trial date in the fourth quarter of 2004.

Toshiba Corporation v. Lexar Media, Inc,

On January 13, 2003, Toshiba Corporation filed a lawsuit against us in the United States District Court for the Northern District of California, alleging that we infringe Toshiba’s U.S. Patent Nos. 5,546,351, 5,724,300, 5,793,696, 5,946,231, 5,986,933, 6,145,023, 6,292,850, and 6,338,104. On February 7, 2003, Toshiba Corporation filed an amended complaint and now alleges that we infringe U.S. Patent Nos. 5,546,351, 5,724,300, 5,793,696, 5,946,231, 5,986,933, 6,094,697, 6,292,850, 6,338,104, and 5,611,067. In this action, Toshiba Corporation seeks injunctive relief and damages. Toshiba’s patents appear to primarily relate to flash components that we purchase from vendors who provide us with indemnification. On March 5, 2003, we filed an answer in which we are seeking a judgment that we do not infringe these patents or that they are invalid or unenforceable. We believe that Toshiba’s claims are without merit and intend to contest this lawsuit vigorously.

The court has tentatively scheduled a claim construction hearing date for this matter in July 2004.

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

On March 20, 2003, we filed an answer and counterclaim for patent infringement. In our counterclaim, we allege that SimpleTech’s sale of flash memory products infringes our U.S. Patent No. 5,479,638. We sought damages as well as an injunction against SimpleTech. We reached a settlement with SimpleTech in December 2003 under which the parties agreed to a mutual dismissal of the lawsuit and SimpleTech took a royalty-bearing license under Lexar’s patents for its past and future sales of Memory Stick products. All other terms of the settlement are confidential

Litigation Against Pretec, PNY, Memtek and C-One

On December 22, 2000, we sued Pretec Electronics Corporation and PNY for patent infringement. We sued Pretec and PNY on the basis of four patents: U.S. Patent Nos. 5,818,781, 5,907,856, 5,930,815, and 6,145,051. The suit is pending in the United States District Court for the Northern District of California. We are seeking injunctive relief and damages against all defendants.

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

This case has been coordinated for discovery purposes with our litigation against Toshiba. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court determined that the litigation will be sequenced beginning with the Toshiba matter. Claim construction in our litigation against Toshiba is expected to be held in August 2004. In April 2004, the court held a technology tutorial in anticipation of the upcoming claim construction hearing. Our litigation against Pretec, Memtek and C-One will be stayed until after the claim construction with Toshiba has been completed.

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

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

A. Exhibits

Exhibit Number	Exhibit

10.1	Lease between Registrant and Renco Equities IV dated March 16, 2004.

10.2	Third Amendment to Lease dated March 16, 2004 terminating that certain Lease between Registrant and Renco Investment Company dated October 25, 1996, as amended.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Report on Form 8-K

On January 29, 2004, we furnished a Current Report on Form 8-K under Item 12 announcing our financial results for the fourth quarter and fiscal year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEXAR MEDIA, INC.

/s/ BRIAN T. MCGEE
Brian T. McGee Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: May 7, 2004

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1	Lease between Registrant and Renco Equities IV dated March 16, 2004.

10.2	Third Amendment to Lease dated March 16, 2004 terminating that certain Lease between Registrant and Renco Investment Company dated October 25, 1996, as amended.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.