Form 10-Q
period 2004-06-30
LEXAR MEDIA INC
filed 2004-08-09
CIK 1058289

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of shares of common stock outstanding as of August 2, 2004: 79,126,581

LEXAR MEDIA, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

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

PART I—FINANCIAL INFORMATION

1.    Financial Statements

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2004	December 31, 2003
A S S E T S
Current assets:
Cash and cash equivalents	$87,491	$115,698
Restricted cash	5,000	5,000
Short-term investments	21,881	—
Accounts receivable, net of allowances for sales returns, discounts and doubtful accounts of $9,146 and $7,394	107,867	89,579
Inventories	93,539	99,620
Prepaid expenses and other current assets	7,014	5,778

Total current assets	322,792	315,675
Property and equipment, net	5,282	3,579
Intangible assets, net	423	499
Other assets	754	602

Total assets	$329,251	$320,355

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$93,858	$82,383
Accrued liabilities	52,948	39,936
Deferred license revenue and product margin	1,705	11,066

Total current liabilities	148,511	133,385
Deferred license revenue, net of current portion	432	691

Total liabilities	148,943	134,076
Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 78,939,864 and 78,038,798 shares issued and outstanding	8	8
Additional paid-in capital	281,138	278,837
Notes receivable from stockholders	—	(412)
Accumulated deficit	(100,603)	(91,935)
Accumulated other comprehensive loss	(235)	(219)

Total stockholders’ equity	180,308	186,279

Total liabilities and stockholders’ equity	$329,251	$320,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net revenues:
Product revenues	$162,107	$77,164	$323,186	$127,431
License and royalty revenues	1,084	4,327	4,739	8,696

Total net revenues	163,191	81,491	327,925	136,127
Cost of product revenues	157,186	59,527	292,991	99,493

Gross margin	6,005	21,964	34,934	36,634

Operating expenses:
Research and development	2,625	1,770	4,686	3,693
Sales and marketing	14,416	7,829	25,168	13,202
General and administrative	6,347	4,834	11,953	7,925

Total operating expenses	23,388	14,433	41,807	24,820

Income (loss) from operations	(17,383)	7,531	(6,873)	11,814
Other income (expense):
Interest and other expense	(299)	(133)	(347)	(208)
Interest and other income	285	98	428	294
Foreign exchange gain (loss), net	(302)	(38)	(862)	(95)

Total other income (expense)	(316)	(73)	(781)	(9)

Income (loss) before income taxes	(17,699)	7,458	(7,654)	11,805
Income taxes	395	410	1,014	484

Net income (loss)	$(18,094)	$7,048	$(8,668)	$11,321

Net income (loss) per common share:
Basic	$(0.23)	$0.10	$(0.11)	$0.17

Diluted	$(0.23)	$0.09	$(0.11)	$0.15

Shares used in computing net income (loss) per common share:
Basic	78,836	67,190	78,576	66,797

Diluted	78,836	77,519	78,576	76,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income (loss)	$(8,668)	$11,321
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	970	743
Amortization of stock-based compensation	—	382
Tax benefit from employee stock purchase plans	—	375
Change in operating assets and liabilities:
Accounts receivable, net	(17,978)	(4,423)
Inventories	6,177	(8,597)
Prepaid expenses and other assets	(1,338)	(2,198)
Accounts payable and accrued liabilities	23,891	14,388
Other non-current liabilities	—	(49)
Deferred license revenue and product margin	(9,676)	(6,071)

Net cash (used in) provided by operating activities	(6,622)	5,871

Cash flows from investing activities:
Purchase of property and equipment	(2,572)	(835)
Purchase of short-term investments	(21,881)	—

Net cash used in investing activities	(24,453)	(835)

Cash flows from financing activities:
Issuance of stock under employee stock purchase plan	609	370
Repayment of notes receivable from stockholders	412	—
Exercise of stock options	1,692	4,106
Tax withholdings related to option exercises	—	2,385
Repayment of notes payable	—	(14,568)

Net cash provided by (used in) financing activities	2,713	(7,707)

Effect of exchange rates on cash and cash equivalents	155	60

Net decrease in cash and cash equivalents	(28,207)	(2,611)
Cash and cash equivalents at beginning of period	115,698	47,383

Cash and cash equivalents at end of period	$87,491	$44,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The results of our operations for the three and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for any future period, including the full fiscal year.

Note 2—Summary of Selected Accounting Policies

Revenue Recognition

Product Revenues

We sell products to distributors, retailers, original equipment manufacturers, or “OEMs,” and end users. Some of our customers have return rights. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. For certain customers where we are able to reasonably estimate the level of product returns and sales incentives, at the time revenue is recorded, we record estimated reductions to product revenue based upon our customer sales incentive programs, the historical experience of product returns and the impact of special pricing agreements, price protection, promotions and other volume-based incentives. In order to make such estimates, we analyze historical returns, current economic conditions, customer demand and other relevant specific customer information. If, in the future, we are unable to reasonably estimate the level of product returns or other revenue allowances for these customers, it could have a significant impact on our revenue recognition, potentially requiring us to defer the recognition of sales until these customers sell the products to their end customer. In such an event, our recognized revenue could be adversely impacted in the periods in which we implement a transition to such a basis. For customers where we are unable to reasonably estimate the level of product returns or other revenue allowances, revenues and the related costs of revenues are deferred until either these customers have either sold the product to their customers or a time period that is reasonably estimated to allow these customers to sell the product to their customers has elapsed.

License and Royalty Revenues

When we have a signed license agreement, the technology has been delivered, there are no remaining significant obligations under the contract, the fee is fixed or determinable and non-refundable and collectibility is reasonably assured, we recognize license fees and fixed non-refundable royalties ratably over the term of the license or fixed royalty arrangement during which the customer has rights to the technology. When royalties are based on the volume of products sold that incorporate our technology, revenue is recognized when earned. Variable royalties based on volume were approximately $1.0 million in the second quarter of 2004.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Shipping and Handling Costs

Certain shipping and handling costs are included in selling and marketing costs in the unaudited Condensed Consolidated Statements of Operations. These costs were $5.4 million and $1.8 million for the three months ended June 30, 2004 and 2003, respectively, and $7.7 million and $2.6 million for the six months ended June 30, 2004 and 2003, respectively. Fees charged to customers for shipping and handling are included in revenues.

Accounting for Stock-based Compensation

We account for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25” and FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of our common stock and the exercise price of the option if the exercise price is lower than the fair value. SFAS 123 defines a “fair value” based method of accounting for an employee stock option or similar equity instrument.

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

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma information regarding net income (loss) per share as if our stock options, employee stock purchase plan and the restricted stock issuances had been determined based on the fair value as of the grant date consistent with the provision of SFAS 123 and SFAS 148 are as follows for the three- and six-month periods ended June 30, 2004 and 2003, respectively (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
As reported:
Net income (loss)	$(18,094)	$7,048	$(8,668)	$11,321
Add: Compensation expense included in reported net income (loss)	—	175	—	382
Less: Pro forma compensation expense if we adopted SFAS 123	(6,789)	(2,236)	(11,903)	(4,139)

Pro forma net income (loss)	$(24,883)	$4,987	$(20,571)	$7,564

Net income (loss) per common share—basic, as reported	$(0.23)	$0.10	$(0.11)	$0.17

Net income (loss) per common share—basic, pro forma	$(0.32)	$0.07	$(0.26)	$0.11

Net income (loss) per common share—diluted, as reported	$(0.23)	$0.09	$(0.11)	$0.15

Net income (loss) per common share—diluted, pro forma	$(0.32)	$0.06	$(0.26)	$0.10

For options granted in 2004, the estimated weighted average fair value per option was $7.27, the risk free interest rate was 3.59%, the expected life was 4.13 years and the expected volatility was 92%. For options granted in 2003, the estimated weighted average fair value per option was $3.48, the risk free interest rate was 2.07%, the expected life was 3.62 years and the expected volatility was 92%.

Note 3—Restricted Cash

Restricted cash represents cash and cash equivalents used to collateralize standby letters of credit related to purchase agreements with our suppliers. Cash restricted under standby letters of credit amounted to $5.0 million at both June 30, 2004 and December 31, 2003.

Note 4—Short-Term Investments

Short-term investments consist of taxable commercial paper, U.S. government agency obligations, corporate/municipal notes and bonds with high-credit quality, and auction rate bonds. The fair market value, based on quoted market prices, of short-term investments was substantially equal to their carrying value at June 30, 2004.

We classify our entire investment portfolio as available-for-sale at the time of purchase and periodically reevaluate such designation. Debt securities classified as available-for-sale are reported at fair value. Unrecognized gains or losses on available-for-sale securities are included in equity until their disposition. As of June 30, 2004, the amount of unrecognized gain (loss) related to our available-for-sale investment portfolio was insignificant. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific identification method.

Fair value of available-for-sale securities is based upon quoted market prices. Gross realized gains and losses on sales of available-for-sale securities were immaterial for the six months ended June 30, 2004 and 2003.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our short-term investments at June 30, 2004 included U.S. government obligations of $7.0 million, municipal bonds of $3.6 million and corporate debt securities of $11.3 million. There were no short-term investments at December 31, 2003.

Note 5—Balance Sheet Disclosures (in thousands):

Inventory consisted of the following:

	June 30, 2004	December 31, 2003
Inventories:
Raw materials	$8,813	$5,157
Controllers	11,879	6,447
Flash memory products	71,745	85,610
Ancillary products	1,102	2,406

	$93,539	$99,620

Note 6—Net Income (Loss) Per Common Share (in thousands, except per share data):

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by giving effect to all dilutive potential common shares, consisting of options and warrants. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net income (loss) per share follows (in thousands, except per common share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss):	$(18,094)	$7,048	$(8,668)	$11,321

Denominator for net income (loss) per common share—basic:
Weighted average common shares outstanding	78,836	67,337	78,576	66,998
Weighted average unvested common shares subject to repurchase	—	(147)	—	(201)

Denominator for net income (loss) per common share—basic	78,836	67,190	78,576	66,797

Net income (loss) per common share—basic	$(0.23)	$0.10	$(0.11)	$0.17

Denominator for net income (loss) per common share—diluted:
Denominator for net income (loss) per common share—basic	78,836	67,190	78,576	66,797
Incremental common shares attributable to exercise of outstanding stock options and warrants (assuming proceeds would be used to purchase common stock)	—	10,182	—	9,548
Weighted average unvested common shares subject to repurchase	—	147		201

Denominator for net income (loss) per common share—diluted	78,836	77,519	78,576	76,546

Net income (loss) per common share—diluted	$(0.23)	$0.09	$(0.11)	$0.15

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Anti-dilutive Securities

Securities listed below have not been included in the computations of diluted net income (loss) per share for the three-and six-month periods ended June 30, 2004 and 2003, respectively, because the inclusion of these securities would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Shares under warrants for common stock	41	324	41	324
Shares under options for common stock	18,943	693	18,943	693

Note 7—Notes Payable:

In September 2001, we established an asset based credit facility with Greater Bay Bank. Our agreement with Greater Bay Bank provided for interest at an annual rate of the bank’s prime rate plus 4.5 percent of the gross amount financed, had a term of one year, and was renewable from year to year thereafter. During the second quarter of 2003, we repaid all amounts owed under this facility.

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

In April 2004, we entered into a credit agreement with Wells Fargo Bank. Our credit agreement with Wells Fargo Bank enables us to borrow up to $40.0 million under a revolving line of credit note. All advances under this revolving line of credit note are to be secured by our assets. We are required to maintain certain financial covenants over the term of the credit facility, which expires on April 3, 2006. Interest is payable on borrowings at either an annual rate equal to LIBOR plus 1.5 percent, or at an annual rate equal to the bank’s prime rate minus 0.5 percent, whichever is lower, with the determination of the applicable interest rate to be made by us for each borrowing under the note. At June 30, 2004, we had no amounts outstanding under this credit facility.

Note 8—Comprehensive Income (Loss):

The following are the components of comprehensive income (loss) (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	(18,094)	7,048	(8,668)	11,321
Other comprehensive income (loss)	10	(26)	(16)	(17)

Comprehensive income (loss)	(18,084)	7,022	(8,684)	11.304

Other comprehensive income (loss) was attributable to the effects of foreign currency translation. There were no other elements to other comprehensive income or loss for the three and six-month periods ended June 30, 2004 and 2003. Accumulated other comprehensive loss at June 30, 2004 and 2003 was $235,000 and $204,000, respectively, and was attributable to the effects of foreign currency translation.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Hedging:

We sell our products in various global markets and, as a result, we are exposed to risks associated with changes in foreign currency exchange rates. At any point in time, we might use forward contracts to mitigate the exposures associated with fluctuations in foreign currency exchange rates. We do not enter into derivative financial instruments for speculative or trading purposes.

We record our hedges of foreign currency denominated assets and liabilities at fair value, with the related gains or losses recorded in foreign exchange gain (loss) in the unaudited Condensed Consolidated Statements of Operations. The foreign exchange gains and losses on these contracts were substantially offset by transaction losses and gains on the underlying balances being hedged. In addition, at June 30, 2004, we had foreign currency denominated assets and liabilities that were not hedged. Our net foreign exchange losses for the six-month periods ended June 30, 2004 and 2003 were approximately $0.9 million and $0.1 million, respectively. As of June 30, 2004 and 2003, we held forward contracts with aggregate notional values of $43.6 million and $16.6 million, respectively.

Note 10—Contingencies:

Indemnifications

We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically these obligations arise in connection with sales contracts and license agreements under which we customarily agree to hold the other party harmless against any losses incurred as a result of a claim by any third party with respect to our products. We also typically agree to pay any costs incurred in defense of any such claim. The terms of the indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, the amounts required to defend indemnification claims have been insignificant. Accordingly, we did not accrue any amounts for these indemnification obligations as of June 30, 2004.

We have agreements whereby our directors and officers are indemnified for certain events or occurrences while the officer or director is serving at our request in such capacity. The maximum amount of future payment we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that reduces our exposure and enables us to recover a portion of any future amounts payable. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities for these agreements as of June 30, 2004.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

This case has been coordinated for discovery purposes with our litigation against Toshiba, Pretec, PNY, Memtek and C-One, which is discussed below. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court determined that the various actions will be sequenced beginning with the Toshiba matter.

Claim construction in our litigation against Toshiba is expected be held in August 2004. In April 2004, the court held a technology tutorial in anticipation of the upcoming claim construction hearing. Our litigation against Fuji, Memtek and PNY will be stayed until after claim construction with Toshiba has been completed.

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

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 20, 2002, Toshiba filed its second amended complaint in which Toshiba dropped its allegations that our patents are unenforceable.

On February 28, 2003, we filed an answer and our second amended counterclaim against Toshiba for infringement of our U.S. Patent Nos. 5,479,638, 5,818,781, 5,907,856, 5,930,815, 6,034,897, 6,040,997, 6,134,151, 6,141,249, 6,145,051, 6,172,906, 6,202,138, 6,262,918, 6,374,337 and 6,397,314. We are seeking damages as well as an injunction against Toshiba for its products that we allege infringe our patents, including its flash memory chips, flash cards and digital cameras. Discovery has commenced. The parties have now mutually dismissed with prejudice all claims regarding U.S. Patent No. 6,172,906.

As discussed above, this case has been coordinated for discovery purposes with our litigation against Pretec, PNY, Memtek and C-One. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court determined that our patent claims against Toshiba will be heard in an initial phase. In April 2004, the court held a technology tutorial in anticipation of the upcoming claim construction hearing which is expected to be held in August 2004. The patents at issue in this second phase will be Lexar’s U.S. Patent Nos. 5,479,638, entitled “Flash Memory Mass Storage Architecture Incorporation Wear Leveling Technique,” 6,145,051, entitled “Moving Sectors Within Block of Information in a Flash Memory Mass Storage Architecture,” 6,397,314, entitled “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash Memory Device,” 6,202,138, entitled “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash,” 6,262,918, entitled “Space Management For Managing High Capacity Nonvolatile Memory,” and 6,040,997, entitled “Flash Memory Leveling Architecture Having No External Latch.” Our litigation against Fuji, Memtek and PNY will be stayed until after claim construction with Toshiba has been completed.

Lexar Media, Inc. v. Toshiba Corporation, Toshiba America, Inc. and Toshiba America

On November 4, 2002, we filed a lawsuit in Santa Clara County Superior Court against Toshiba Corporation, Toshiba America, Inc. and Toshiba America alleging theft of trade secrets and breach of fiduciary duty. We later filed an amended complaint to add violation of California Business and Professions Code Section 17200 and to drop without prejudice claims against Toshiba America, Inc. The basis of the allegations is that since our inception in 1996, and including the period from 1997 through 1999 when Toshiba was represented on our Board of Directors, Toshiba had access to and was presented with details of our strategy as well as our methods of achieving high performance flash devices that Toshiba has now incorporated into its flash chips and flash systems. We are seeking damages as well as an injunction against Toshiba. We have filed a description of our trade secrets and discovery has commenced. In June 2004, the court set a trial date in the first quarter of 2005. Fact discovery is scheduled to end in August 2004.

Toshiba Corporation v. Lexar Media, Inc.

On January 13, 2003, Toshiba Corporation filed a lawsuit against us in the United States District Court for the Northern District of California alleging that we infringe Toshiba’s U.S. Patent Nos. 5,546,351, 5,724,300, 5,793,696, 5,946,231, 5,986,933, 6,145,023, 6,292,850 and 6,338,104. On February 7, 2003, Toshiba Corporation filed an amended complaint and now alleges that we infringe U.S. Patent Nos. 5,546,351, 5,724,300, 5,793,696, 5,946,231, 5,986,933, 6,094,697, 6,292,850, 6,338,104 and 5,611,067. In this action, Toshiba Corporation seeks injunctive relief and damages. Toshiba’s patents appear to primarily relate to flash components that we purchase from vendors who provide us with indemnification. On March 5, 2003, we filed an answer in which we are seeking a judgment that we do not infringe these patents or that they are invalid or unenforceable. We believe that Toshiba’s claims are without merit and intend to contest this lawsuit vigorously.

The court has tentatively scheduled a claim construction hearing date for this matter in October 2004.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As discussed above, this case has been coordinated for discovery purposes with our litigation against Toshiba. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court determined that the litigation will be sequenced beginning with the Toshiba matter. Claim construction in our litigation against Toshiba is expected to be held in August 2004. In April 2004, the court held a technology tutorial in anticipation of the upcoming claim construction hearing in August 2004. Our litigation against Pretec, Memtek and C-One will be stayed until after the claim construction with Toshiba has been completed.

Litigation With Willem Vroegh

On February 20, 2004, an individual, Willem Vroegh, sued us, along with Dane–Elec Memory, Fuji Photo Film USA, Eastman Kodak Company, Kingston Technology Company, Inc., Memorex Products, Inc., PNY Technologies Inc., SanDisk Corporation, Verbatim Corporation, and Viking InterWorks alleging that our description of the capacity of our flash memory cards is false and misleading under California Business and Professions Code Sections 17200 and 17500. The plaintiff has also asserted allegations for breach of contract, common law claims of fraud, deceit and misrepresentation, as well as a violation of the Consumers Legal Remedies Act, California Civil Code Sec. 175, all arising out of the same set of facts. Plaintiff seeks restitution, disgorgement, compensatory damages and injunctive relief and attorneys’ fees. Discovery has commenced. We believe the plaintiff’s claims are without merit and intend to contest them vigorously.

Shareholder Litigation

On May 21, 2004, we, along with our Chief Executive Officer and Chief Financial Officer, were named as a defendant in a federal class action in the United States District Court for the Northern District of California. That action was brought allegedly on behalf of a class of plaintiffs who purchased our common stock between July 17, 2003 and April 16, 2004, inclusive, and asserted claims under Sections 10(b) and 20(a) of the Exchange Act, as well as Rule 10b-5 promulgated thereunder, based principally on allegations that we made misrepresentations regarding our business. Six similar class actions have since been filed in the Northern District of California. We expect those actions to be consolidated. We believe the plaintiffs’ claims are without merit and intend to contest them vigorously. On June 4, 2004, a shareholder derivative lawsuit was filed in the Superior Court of the State of California, Alameda County, in which we are a nominal defendant and certain of our officers and directors are defendants. A substantially identical derivative action was filed thereafter in the same court. The derivative actions are based on allegations substantially similar to those in the federal class actions.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Recent Accounting Pronouncements

At its March 2004 meeting, the Emerging Issues Task Force, or EITF, reached a consensus on recognition and measurement guidance under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No.115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not believe that this consensus on the recognition and measurement guidance will have a significant impact on our financial position and results of operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about trends and uncertainties in our business, such as our expectations about our plans to manufacture new flash memory products, and expected future trends in component costs and in our operating expense levels. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those set forth under “Risks That Could Affect Future Results” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date hereof.

Overview

We design, develop, manufacture and market high-performance digital media, as well as other flash based storage products for consumer markets that utilize media for the capture and retrieval of digital content for the digital photography, consumer electronics, industrial and communications markets. To address the growing market for compact digital data and media storage solutions, we also market our JumpDrive® products, which are high-speed, portable USB flash drives for consumer applications that serve a variety of uses, including floppy disk replacement. In addition, we market a variety of connectivity products that link our media products to personal computers and other electronic host devices. We also license our proprietary controller technology and sell controllers to other manufacturers of flash storage media.

In order to meet the expected demand for our products, we are focused on trying to ensure that our supply of flash memory and flash card components is sufficient to meet our anticipated supply needs, that our costs for such memory and components allow us to sell our products at competitive prices, that our supply chain can support our expected rates of growth and that we have sufficient engineering resources to design the products demanded by our customers. In the second quarter of 2004, our component costs did not decrease as quickly as market pricing, which resulted in our reporting a net loss for the second quarter. We expect that as supply and demand come into better balance and new flash memory suppliers enter the market, our costs will come into line with market pricing. During the second quarter of 2004, we began to diversify our suppliers of flash memory and we expect this trend to continue during the remainder of 2004 and 2005. During periods of rapid price declines, we must manage our internal and channel inventory carefully while balancing the need to meet the demands of our customers quickly. Any reduction in prices by us will hurt our gross margin unless we can manage our internal, consignment and channel inventories and our cost structure to minimize the impact of such price declines and reduce our costs. We are also focused on expanding our distribution channels, particularly internationally, and trying to ensure that our products are available at outlets where consumers look to purchase these products and expanding our sales to markets other than retail, particularly to OEM customers. In addition to meeting consumer demand with cost competitive products, we face other challenges as well. Flash card formats continue to change and to miniaturize. We are focused on trying to ensure that we have the rights to manufacture and sell all flash card formats, that we have the engineering resources to design controllers for all media formats and design advanced features into our products and that we have partners with manufacturing capabilities that allow us to produce the newest and most advanced flash card formats and high capacity cards. We also believe that a number of companies are selling flash products that infringe our intellectual property, and we are focused on protecting our intellectual property through litigation or negotiations. We believe that meeting such challenges will be necessary to remain competitive in our markets.

Our digital media products enable customers to capture digital images and download them quickly to a personal computer for editing, distributing and printing. We offer flash cards in all major media formats currently used by digital cameras and other electronic host devices: CompactFlash, Memory Stick, Memory Stick Duo,

Memory Stick PRO, SmartMedia, Secure Digital Card, mini Secure Digital, MultiMedia Card and the xD Picture Card. Of these formats, we currently manufacture CompactFlash, Memory Stick and Memory Stick Duo, and we plan to begin to manufacture additional digital media formats in the second half of 2004. Historically, in the flash card market, CompactFlash has been the best selling flash card media format; however, Secure Digital and xD media formats have gained popularity and market share during recent quarters, and by certain market share measures, Secure Digital is now the top-selling media format. In manufacturing our CompactFlash and Memory Stick flash cards, we combine flash memory from leading suppliers with our patented controller technology. A controller determines, among other things, the manner in which data is written to, and read from, the flash memory and is important in determining the overall performance of the flash card. We believe our high-performance CompactFlash cards can record data faster than many other cards available on the market. This performance advantage is particularly noticeable when used in advanced digital cameras that can take advantage of our digital media’s write speed, or the rate at which our digital media can capture a digital image. In addition, our Write Acceleration, or WA, technology is designed to provide additional performance advantages when enabled by firmware residing in both the digital camera and CompactFlash card. When a WA-enabled camera detects a WA-enabled card, the two are able to transfer data with less overhead, thereby increasing write speed. WA-enabled cameras include certain models of Kodak Professional, Nikon, Olympus, Pentax, Sanyo and Sigma digital cameras. Our digital media is compatible with substantially all digital cameras.

In the second quarter of 2004 we entered into an exclusive, multi-year agreement with Eastman Kodak whereby we will offer digital media for sale to customers under the Kodak brand name on a worldwide basis. We began introducing such products in the third quarter of 2004.

Our JumpDrive product line consists of portable data storage devices that link to a personal computer through a USB connection to allow customers to easily store, transfer and carry data. We introduced and began generating revenue from our JumpDrive products during 2002, and we now market and sell several different JumpDrive models, including JumpDrive 2.0 Pro, JumpDrive Trio, JumpDrive Secure, JumpDrive 2.0 Elite, JumpDrive 2.0 Photo, JumpDrive 2.0 Sport and JumpDrive 2.0 Traveler. We entered the MP3 player market in the fourth quarter of 2003 with the introduction of JumpDrive Music, a USB flash drive that is also a full-featured MP3 player. In addition, we have expanded our consumer electronics product line with the introduction of our JumpGearTM MP3 product, a digital audio player that utilizes our JumpDrive 2.0 Sport flash drive as its storage medium. Together, these products target the moderately priced, flash based MP3 player market. Our JumpDrive product line represents a significant portion of our business and we intend to continue to expand our JumpDrive product line in 2004.

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

Revenues.    We generate revenues primarily from the sale of digital media and connectivity products to end-users through mass market, photo, consumer electronic and OEM channels. Since the beginning of 2002, we have significantly increased our presence in the mass-market channel by increasing the number of retail storefronts in which our customers sell our products. Our products were sold in approximately 55,000 retail stores worldwide at the end of the second quarter of 2004, which represents an increase of approximately 15,000 storefronts from the end of 2003. The increase in storefronts since the end of 2003 has been predominantly from outside of the United States. We intend to continue to work to increase the number of storefronts at which our products are offered. As is common practice in the mass-market channel, we offer our customers various programs and incentive offerings, including price protection, market development funds and cooperative marketing programs, rebates and other discounts. Digital media sales comprised 92.6 percent of our gross revenues for the second quarter of 2004. We also began manufacturing and distributing Kodak branded digital media during the third quarter of 2004.

A majority of our sales have been to a limited number of customers. Our top 5 customers accounted for 34.1 percent of our gross revenues and 44.1 percent of our gross revenues for the first six months of 2004 and 2003, respectively. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for at least the next several years.

Product sales in North America have historically accounted for the majority of our total net product revenues. Net product revenues in North America represented approximately 63.0 percent and 75.6 percent of our total net product revenues for the six months ended June 30, 2004 and 2003, respectively. Product sales in Europe have been increasing over the last several quarters but declined in the second quarter of 2004. The decline in product sales in Europe in the first quarter of 2004 compared to the second quarter of 2004 was due to competitive pricing pressures we experienced in the second quarter of 2004. We expect product sales outside of North America to increase as a percentage of net product revenues compared to the second quarter of 2004. Over the long term, we expect our international sales will continue to increase as a percentage of our total net product revenues. Such international revenue growth, however, may not be consistent; our international product sales were lower as a percentage of our total net product revenues in the second quarter of 2004 than in the first quarter of 2004. Net product revenues in Europe represented 25.2 percent and 13.1 percent of our total net product revenues for the six months ended June 30, 2004 and 2003, respectively.

We also generate revenues from the sales of our flash memory controllers and from license and royalty revenues under license agreements, which have primarily been with Samsung. In April 2001, we entered into a license agreement with Samsung Electronics Co., Ltd. Payments under the license agreement from Samsung were fixed through March 31, 2004. After March 31, 2004, under the agreement, any license payments from Samsung would be variable-based. Variable-based royalties from Samsung depend on factors such as which flash products Samsung manufactures and sells and in what volumes, as well as our relative market share and our aggregate purchases from Samsung. License and royalty revenues from all licensees were approximately $1.1 million in the second quarter. We expect that our royalty revenue will decrease through the remainder of 2004 unless we enter into new license agreements. We are actively working to license our technology to other companies, including companies that we believe infringe our patents.

Cost of Revenues.    Our cost of product revenues consists primarily of materials costs, with flash memory accounting for a majority of the costs for both the products we manufacture and the products we purchase. We maintain relationships with key suppliers and, in particular, we have supply agreements with both Samsung and UMC. In April 2001, we entered a supply agreement with Samsung. Under the supply agreement, we purchase substantial amounts of our flash memory from Samsung, which is priced based upon an agreed methodology. Samsung has guaranteed a certain allocation of flash memory production capacity to us at preferential pricing. In addition, Samsung also has the right to purchase our flash memory controllers. Under the agreement, Samsung provides us with intellectual property indemnification for the products we purchase from Samsung, as well as industry standard warranties. The supply agreement runs through March 29, 2006 unless we and Samsung mutually agree to extend the agreement. Under our supply agreement with UMC we purchase controllers at pricing based upon the timing and volume of purchases. The purchase commitment for such controllers is generally restricted to a forecasted time horizon based on a rolling forecast of our anticipated purchase orders, and such forecasts may only be changed by a certain percentage each month. The agreement expires on December 31, 2004 unless we and UMC mutually agree to extend the agreement.

Our industry has historically experienced annual price reductions of flash memory in the range of 30 percent to 40 percent. The cost of flash memory declined significantly in 2001 and more moderately in 2002 and in the first half of 2003. In the second half of 2003 and first quarter of 2004, prices of flash memory increased as industry wide demand for flash memory outpaced the supply of flash memory, which resulted in a general industry wide shortage. In the latter half of the second quarter of 2004, prices of flash memory declined in anticipation of increased capacity and supply of flash memory in the second half of 2004. We expect supply shortages to ease in the second half of 2004 and as a result we expect prices of flash memory to continue to decline during the second half of 2004. For calendar 2004 overall, we expect price reductions of flash memory in the upper range of the historical price decline of 30 percent to 40 percent. A number of companies, including Hynix, Infineon, Micron and ST Micro, have either entered the market in the second quarter of 2004 or have announced plans to enter the flash market in the second half of 2004 and more broadly in 2005. In addition, other companies, including Renesas, Samsung and Toshiba, have announced that they plan to expand their production of flash memory during 2004. If these companies successfully introduce and/or expand output of flash memory, it could create an over-supply situation in the second half of 2004 and into 2005, driving costs down in excess of historical averages. Our selling prices could also decline in excess of historical averages and reduce our gross margins. Cost of product revenues also includes expenses related to materials procurement, inventory management, other overhead expenses and adjustments.

Research and Development.    Our research and development expenses include salaries and related expenses for research and development personnel, fees for outside consultants, patent development and registration costs and prototype development and materials costs. The technology in our industry is evolving as flash cards, USB flash drives and MP3 players become smaller in size, perform at faster speeds, have increased storage capacity and require development of new hardware and software applications to meet the demands of the target markets we serve. In addition, as new suppliers of flash memory enter the market, we will continue to evaluate their flash memory and make modifications to our controller technology as necessary to be able to utilize new flash memory technology in our products. The number of digital media formats continues to increase and we need to develop and manufacture controllers for each significant digital media format. As a result of these and other developments, we believe that continued investment in research and development is important to enable us to attain our strategic objectives and we therefore expect research and development expenses to increase during the next twelve months.

Sales and Marketing.    Our sales and marketing expenses include salaries and related expenses for sales and marketing personnel, advertising, customer service, technical support, distribution and travel and trade shows. We expect sales and marketing expenses to vary during the next twelve months primarily in conjunction with changes in sales volumes throughout the year, and we also expect to increase discretionary sales and marketing expenses for advertising and brand development. In addition, we expect to increase our sales and marketing expenses as we increase our sales of Kodak branded memory cards worldwide.

General and Administrative.    Our general and administrative expenses include salaries and related expenses for executive, administrative and operational personnel, fees for professional services and other corporate expenses. During 2003, we increased our efforts to protect our intellectual property rights and license our technology to those companies that we believe infringe our intellectual property. Legal expenses for the first half of 2004 have continued at this increased level and we expect that our legal expenses will increase further in the second half of 2004 and 2005. In addition to our current litigation, a number of companies have brought products to market that we believe may infringe our intellectual property. If one of our legal actions were to proceed to trial in 2004 or 2005, or if we become involved in additional litigation, our legal expenses could significantly increase beyond current levels. In addition to increased costs associated with our litigation, we also believe that our general and administrative expenses will likely increase in the second half of 2004 and 2005 as a result of costs associated with regulatory requirements related to compliance with the Sarbanes-Oxley Act of 2002.

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

We sell products to distributors, retailers, OEMs and end users. Some of our customers have return rights. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. For certain customers where we are able to reasonably estimate the level of product returns and sales incentives, at the time revenue is recorded, we record estimated reductions to product revenue based upon our customer sales incentive programs, the historical experience of product returns and the impact of special pricing agreements, price protection, promotions and other volume-based incentives. In order to make such estimates, we analyze historical returns, current economic conditions, customer demand and other relevant specific customer information. If, in the future, we are unable to reasonably estimate the level of product returns or other revenue allowances for these customers, it could have a significant impact on our revenue recognition, potentially requiring us to defer the recognition of sales until these customers sell the products to their end customer. In such an event, our recognized revenue could be adversely impacted in the periods in which we implement a transition to such a basis. For customers where we are unable to reasonably estimate the level of product returns or other revenue allowances, revenues and the related costs of revenues are deferred until either these customers have sold the product to their customers or a time period that is reasonably estimated to allow these customers to sell the product to their customers has elapsed. Over the past several years, revenue related to all new retail customers that have return rights or other revenue allowances have been accounted for on a deferred basis. Deferred customers have become a larger portion of our retail business, and we expect that trend to continue.

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

Other Valuation Allowances and Accrued Liabilities

We also maintain accruals and allowances for price protection, market development funds and cooperative marketing programs, rebates and other discounts. We incurred sales related discounts of $33.2 million and $22.6 million during the six months ended June 30, 2004 and 2003, respectively. At June 30, 2004 and 2003, we had related accruals and allowances of $43.5 million and $15.8 million, respectively. Price protection, market development funds and cooperative marketing programs, rebates and other discounts are provided for at the time the associated revenue is recognized. If market conditions were to change adversely, we may take actions to increase our customer incentive offerings, which could result in increased accruals and allowances for these programs. Historically, warranty expenses have not been material. In the event that a problem is identified that would result in the need to replace a product or products on a large scale, such an event may have a material adverse effect on our operating results and financial position.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. At June 30, 2004 and 2003, we had an allowance for doubtful accounts of $0.8 million and $0.7 million, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an increase in the allowance may be required.

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

Revenues, Cost of Product Revenues and Gross Margin

The following table sets forth revenues, cost of product revenues, gross margin and product gross margin amounts from our unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Product revenues	$162,107	$77,164	$323,186	$127,431
License and royalty revenues	1,084	4,327	4,739	8,696

Total net revenues	163,191	81,491	327,925	136,127
Cost of product revenues	157,186	59,527	292,991	99,493

Gross margin	$6,005	$21,964	$34,934	$36,634

Product gross margin	$4,921	$17,637	$30,195	$27,938

The following table sets forth revenues, cost of product revenues and gross margin amounts from our unaudited Condensed Consolidated Statements of Operations expressed as a percentage of total net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Product revenues	99.3%	94.7%	98.6%	93.6%
License and royalty revenues	0.7%	5.3%	1.4%	6.4%

Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of product revenues	96.3%	73.0%	89.3%	73.1%

Gross margin	3.7%	27.0%	10.7%	26.9%

The following table sets forth cost of product revenues, cost of product revenues and product gross margin amounts from our unaudited Condensed Consolidated Statements of Operations expressed as a percentage of product revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Product revenues	100.0%	100.0%	100.0%	100.0%
Cost of product revenues	97.0%	77.1%	90.7%	78.1%

Product gross margin	3.0%	22.9%	9.3%	21.9%

Revenues

Increased sales of our digital media products in the retail channel has been the major factor for the significant overall growth in our product revenues. We continue to experience increased seasonality in our sales as the product category matures. For example, retail sales were very strong in the fourth quarter of 2003 due to seasonal consumer demand during the holidays and declined from those levels in the first and second quarters of 2004.

During the second quarter of 2004, we experienced an 83.0 percent increase in digital media units sold and a 64.1 percent increase in average capacity per digital media unit sold compared with the second quarter of 2003. The increase in digital media units sold was due to increased demand in the retail channel. We also experienced a decrease in the rate of revenue reductions as a percentage of gross product revenue, including price protection, rebates and other customer programs, to $22.2 million, or 12.0 percent of gross product revenue, in the second quarter of 2004 compared to $12.9 million, or 14.3 percent of gross product revenue, in the second quarter of 2003. The positive impact of these changes was offset by a 31.2 percent decline in our average selling price per megabyte of digital media.

During the first six months of 2004, we experienced a 108.1 percent increase in digital media units sold and a 73.5 percent increase in average capacity per digital media unit sold compared with the first six months of 2003. The increase in digital media units sold was due to increased demand in the retail channel. We also experienced a decrease in the rate of revenue reductions, including price protection, rebates and other customer programs, to $33.2 million, or 9.3 percent of gross product revenue, in the first six months of 2004, compared to $22.6 million, or 15.1 percent of gross product revenue, in the first six months of 2003. The positive impact of these changes was offset by a 32.9 percent decline in our average selling price per megabyte of digital media.

We expect that the number of units and average capacity of digital media sold will continue to increase in the second half of 2004 and that the average selling price per megabyte of digital media will continue to decline at the historical averages of between 30 percent and 40 percent per year. We anticipate that our quarterly product revenues will increase during the remainder of 2004, as a result of an increase in the number of units sold, which will be partially offset by the anticipated declines in the average selling price per megabyte of digital media. We also anticipate that our product mix will continue to change with CompactFlash representing a declining percentage of our revenues and Secure Digital, Memory Stick Pro and JumpDrive products increasing as a percentage of revenues.

In the second quarter of 2004, we derived 69.1 percent, 21.8 percent, 4.8 percent and 4.3 percent of our product revenues from sales to customers in North America, Europe, Japan and the rest of the world, respectively. In the second quarter of 2003, we derived 77.0 percent, 12.1 percent, 7.0 percent and 3.9 percent of our product revenues from sales to customers in North America, Europe, Japan and the rest of the world, respectively.

In the first six months of 2004, we derived 63.0 percent, 25.2 percent, 4.4 percent and 7.4 percent of our product revenues from sales to customers in North America, Europe, Japan and the rest of the world, respectively. In the first six months of 2003, we derived 75.6 percent, 13.1 percent, 7.6 percent and 3.7 percent of our product revenues from sales to customers in the North America, Europe, Japan and the rest of the world, respectively.

Cost of Product Revenues

The increase in cost of product revenues for the second quarter of 2004 compared to the second quarter of 2003 was primarily the result of an 83.0 percent increase in the number of digital media units sold due to increased demand and a 64.1 percent increase in the average capacity per digital media unit sold. These factors were partially offset by a 7.3 percent decline in the cost per megabyte of digital media sold in the second quarter of 2004 compared to the second quarter of 2003.

The increase in cost of product revenues for the first six months of 2004 compared to the first six months of 2003 was primarily the result of a 108.1 percent increase in the number of digital media units sold due to increased demand and a 73.5 percent increase in the average capacity per digital media unit sold. These factors were partially offset by a 16.6 percent decline in the cost per megabyte of digital media sold in first six months of 2004 compared to the first six months of 2003.

Gross Margin

The decrease in gross margin to 3.7 percent for the second quarter of 2004 compared to 27.0 percent for the second quarter of 2003 was due primarily to the 31.2 percent decline in the average selling price per megabyte of digital media units sold, which was only partially offset by the 7.3 percent decline in average cost per megabyte of digital media units sold. Additionally, gross margin declined as a result of a change in revenue mix, as our license and royalty revenues were $1.1 million, or 0.7 percent of our total net revenue, in the second quarter of 2004 compared to $4.3 million, or 5.3 percent of our total net revenue, in the second quarter of 2003.

The decrease in gross margin to 10.7 percent for the first six months of 2004 compared to 26.9 percent for the first six months of 2003 was due primarily to the 32.9 percent decline in the average selling price per megabyte of digital media units sold in the first six months of 2004, which was only partially offset by the 16.6 percent decline in average cost per megabyte of digital media units sold. Additionally, gross margin declined as a result of a change in revenue mix, as our license and royalty revenues were $4.7 million, or 1.4 percent of our total net revenue, in the first six months of 2004 compared to $8.7 million, or 6.4 percent of our total net revenue, in the first six months of 2003.

In the second half of 2004, we expect our gross margin will increase from the second quarter and first half of 2004. We expect that average selling price per megabyte and average cost per megabyte will both decline by between 35 percent to 40 percent for calendar year 2004. In the first half of 2004, since average selling price per megabyte declined by 32.9 percent and cost per megabyte declined by only 16.6 percent, we expect average cost per megabyte to decline at a faster rate than the decline in average selling price per megabyte. We anticipate license and royalty revenues to be minimal as well and they are not expected to contribute to higher gross margins during the second half of 2004.

Operating Expenses

The following table sets forth operating expense data from our unaudited Condensed Consolidated Statements of Operations (in thousands, except percent changes):

	Three Months Ended June 30,		% Change Three Months Ended June 30, 2003 to 2004	Six Months Ended June 30,		% Change Six Months Ended June 30, 2003 to 2004
	2004	2003		2004	2003
Research and development	$2,625	$1,770	48.3%	$4,686	$3,693	26.9%
Sales and marketing	14,416	7,829	84.1%	25,168	13,202	90.6%
General and administrative	6,347	4,834	31.3%	11,953	7,925	50.8%

Total operating expenses	$23,388	$14,433	62.0%	$41,807	$24,820	68.4%

The following table sets forth operating expenses from our unaudited Condensed Consolidated Statements of Operations expressed as a percentage of total net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Research and development	1.6%	2.2%	1.4%	2.7%
Sales and marketing	8.8%	9.6%	7.7%	9.7%
General and administrative	3.9%	5.9%	3.6%	5.8%

Total operating expenses	14.3%	17.7%	12.7%	18.2%

Research and Development

The increase in research and development expenses for the second quarter of 2004 compared to the second quarter of 2003 was primarily due to a $0.5 million increase in compensation expenses as a result of hiring additional personnel to support new product development initiatives, and a $0.4 million increase in project materials.

The increase in research and development expenses for the first six months of 2004 compared to the first six months of 2003 was primarily due to a $0.9 million increase in compensation expenses as a result of hiring additional personnel to support new product development initiatives.

Sales and Marketing

The increase in sales and marketing expenses for the second quarter of 2004 compared to the second quarter of 2003 was primarily due to costs associated with increased product revenues, which resulted in increases of $3.6 million in freight and fulfillment expenses due primarily to increased unit shipments and use of faster shipping methods, $0.9 million in market development expenses, $0.9 million in compensation expenses and $0.4 million in advertising and tradeshow expenses. The increase in compensation expenses was due to both increased headcount and increased variable selling expenses such as commissions.

The increase in sales and marketing expenses for the first six months of 2004 compared to the first six months of 2003 was primarily due to costs associated with increased product revenues, which resulted in increases of $5.1 million in freight and fulfillment expenses due to primarily to increased unit shipments and use of faster shipping methods, $2.5 million in compensation expenses, $2.4 million in market development expenses and $0.9 million in advertising and tradeshow expenses. The increase in compensation expenses was due to both increased headcount and increased variable selling expenses such as commissions.

General and Administrative

The increase in general and administrative expenses in the second quarter of 2004 compared to the second quarter of 2003 was primarily due to an increase of $0.7 million in legal expenses in connection with our pending litigation and a $0.5 million increase in accounting fees primarily as a result of costs associated with regulatory requirements related to compliance with the Sarbanes-Oxley Act of 2002.

The increase in general and administrative expenses in the first six months of 2004 compared to the first six months of 2003 was primarily due to an increase of $2.3 million in legal expenses in connection with our pending litigation, and a $0.6 million increase in accounting fees primarily as a result of costs associated with regulatory requirements related to compliance with the Sarbanes-Oxley Act of 2002.

Income Taxes

The following table sets forth income tax data from our unaudited Condensed Consolidated Statements of Operations expressed as a percentage of total net revenues (in thousands, except percent changes):

	Three Months Ended June 30,		% Change Three Months Ended June 30, 2003 to 2004	Six Months Ended June 30,		% Change Six Months Ended June 30, 2003 to 2004
	2004	2003		2004	2003
Income taxes	$395	$410	(3.7)%	$1,014	$484	109.5%

Income taxes as a percentage of total net revenues	0.2%	0.6%	(66.7)%	0.3%	0.4%	(25.0)%

Effective tax rate	*	5.5%	*	*	4.1%	*

*	percentage is not meaningful

Income tax expense for the three- and six-month periods ended June 30, 2004 relates primarily to taxes on our foreign operations. For the year ended December 31, 2004, we expect our effective tax rate to be in the range of 12 percent to 13 percent, attributable primarily to our foreign operations. Net operating loss carry forwards available to offset taxable income for both federal and California income taxes will result in insignificant federal and state income tax expense for the year.

Other Income and Expense

Foreign exchange loss, net increased $0.2 million to $0.3 million in the second quarter of 2004 compared to $0.1 million in the second quarter of 2003. These losses were primarily attributable to our sales activity into European and Japanese markets, which exposed us to fluctuations in foreign currencies including the British pound, Euro and Japanese yen. During both the second quarter of 2004 and the second quarter of 2003, we entered into designated foreign currency exchange forward contracts to mitigate these exposures.

Foreign exchange loss, net increased $0.8 million to $0.9 million in the first six months of 2004 compared to $0.1 million in the first six months of 2003. These losses were primarily attributable to our sales activity into European and Japanese markets, which exposed us to fluctuations in foreign currencies including the British pound, Euro and Japanese yen. During both the first six months of 2004 and the first six months of 2003 we entered into designated foreign currency exchange forward contracts to mitigate these exposures.

Interest and other expense for the second quarter of 2004 increased slightly compared to the second quarter of 2003. In the second quarter of 2004, interest and other expense consisted primarily of miscellaneous taxes. Interest and other expense for the second quarter of 2003 consisted primarily of interest on short-term borrowings and miscellaneous taxes. Interest and other income increased slightly in the second quarter of 2004 compared to the second quarter of 2003 due to lower interest rates. Interest and other income for both the second quarter of 2004 and the second quarter of 2003 consisted primarily of interest earned on our cash balances.

Interest and other expense for the first six months of 2004 increased slightly compared to the first six months of 2003. In the first six months of 2004, interest and other expense consisted primarily of miscellaneous taxes. Interest and other expense for the first six months of 2003 consisted primarily of miscellaneous taxes and interest on short-term borrowings. Interest and other income increased slightly in the first six months of 2004 compared to the first six months of 2003 due to increased interest bearing cash and short-term investment balances. Interest and other income for both the first six months of 2004 and the first six months of 2003 consisted primarily of interest earned on our cash and short-term investment balances.

Liquidity and Capital Resources

Liquidity and Capital Resources

The following table is a summary of our cash flows from operating, investing and financing activities (in thousands):

	Six Months ended June 30,
	2004	2003
Net cash (used in) provided by operating activities	$(6,622)	$5,871
Net cash used in investing activities	$(24,453)	$(835)
Net cash provided by (used in) financing activities	$2,713	$(7,707)

The following table sets forth our accounts receivable days sales outstanding and inventory turns per year:

	Quarter ended June 30,
	2004	2003
Days sales outstanding (net of change in deferred revenue)	54	47
Inventory turns per year	6	8

Net cash used in operating activities for the six months ended June 30, 2004 included a net increase in working capital of $1.1 million and non-cash charges of $1.0 million. Changes in working capital for the period included a $23.9 million increase in accounts payable and accrued liabilities and a $6.2 million decrease in inventories. The increase in accounts payable and accrued liabilities was primarily attributable to the timing of inventory receipts during the period and an increase of $7.9 million in accrued price protection, rebates and market development funds resulting from the significant price decreases and the timing of claims received from customers. The decrease in inventory value is due to lower unit costs achieved on purchases made during the second quarter of 2004. These changes were partially offset by an $18.0 million increase in accounts receivable, a $9.7 million decrease in deferred license revenue and product margin and a $1.3 million increase in prepaid expenses and other assets. The increase in accounts receivable was due to the timing of billings in the second quarter of 2004 compared to the second quarter of 2003 and the increase in days sales outstanding to 54 days for the second quarter of 2004 from 47 days in the second quarter of 2003. The decrease in deferred license revenue and product margin resulted from the amortization of $3.8 million of license revenue and $5.9 million decrease in net deferred product margin.

Net cash provided by operating activities for the six months ended June 30, 2003 included a decrease in working capital of $7.0 million, which was partially offset by non-cash charges of $1.5 million. Decreases in working capital for the period included a $4.4 million increase in net accounts receivable, resulting primarily from increased sales volume, increases in net inventory of $8.6 million due to increased inventory purchases to support growing sales volume and increases in prepaid expenses and other assets of $2.2 million primarily due to prepaid inventory purchases. Additionally, deferred license revenue and product margin decreased by $6.1 million, which was attributable to $8.7 million in amortization of prepaid license and royalty fees and was partially offset by a $2.6 million increase in deferred product margin. These decreases in working capital were partially offset by increases in accounts payable and accrued liabilities of approximately $14.8 million, primarily related to inventory purchases and increases of approximately $2.2 million in accrued price protection, rebates and market development funds resulting from the significant price decreases and sales volume increases.

Net cash used in investing activities for the six months ended June 30, 2004 was the result of purchases of $21.9 million in short-term investments and $2.6 million in purchases of property and equipment. Net cash used in investing activities for the six months ended June 30, 2003 was the result of $0.8 million in purchases of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2004 was primarily the result of receiving $1.7 million related to the exercise of stock options, $0.6 million for purchases under our employee stock purchase program and $0.4 million in repayment of notes receivable from stockholders. Net cash used in financing activities for the six months ended June 30, 2003 was primarily the result of repaying $14.6 million of notes payable.

In April 2004, we entered into a credit agreement with Wells Fargo Bank. Our credit agreement with Wells Fargo Bank enables us to borrow up to $40.0 million under a revolving line of credit note. All advances under this revolving line of credit note are to be secured by our assets. We are required to maintain certain financial covenants over the term of the credit facility, which expires on April 3, 2006. Interest is payable on borrowings at either an annual rate equal to LIBOR plus 1.5 percent, or at an annual rate equal to the bank’s prime rate minus 0.5 percent, with the determination of the applicable interest rate to be made by us for each borrowing under the note. At June 30, 2004, we had no amounts outstanding under this credit facility.

We believe that our cash and short-term investments of $109.4 million at June 30, 2004, as well as the funds available under our bank and vendor credit facilities, will be sufficient to finance our operating activities for at least the next 12 months. While we have improved asset management over the past 12 months, DSOs may vary in the range of 45 to 60 days during the next 12 months and inventory turns are expected to stay in the range of 6 to 8 turns.

Commitments

We purchase substantial portions of our flash memory from Samsung pursuant to a supply agreement that expires on March 29, 2006, unless extended by mutual agreement. Samsung has guaranteed a certain allocation of flash memory production capacity to us. Under the supply agreement, our purchases are priced based on an agreed upon methodology and Samsung provides us with intellectual property indemnification for the products we purchase from them. Either party can terminate the supply agreement in the event of the other party’s breach of the agreement or bankruptcy. We are not obligated to purchase minimum volumes of flash memory.

We also have a supply agreement with UMC under which we purchase controllers. The purchase commitment for such controllers is generally restricted to a forecasted time horizon based on a rolling forecast of our anticipated purchase orders. This agreement expires on December 31, 2004 unless we and UMC mutually agree to extend the agreement.

We depend on third party subcontractors for assembly and testing of our digital media products. We do not have long-term agreements with these subcontractors. Instead, we procure services from these subcontractors on a per-order basis.

The following table outlines our contractual obligations and commercial commitments at June 30, 2004:

	Payments due by period (in thousands)
	Total amount committed	Less than 1 year	1–3 years	3–5 years	After 5 years
Contractual obligations and commercial commitments:
Operating leases	$3,829	$1,103	$1,875	$851	$—
Unconditional purchase obligations	22,689	22,689	—	—	—
Standby letters of credit	5,000	5,000	—	—	—

Total contractual obligations and commercial commitments	$31,518	$28,792	$1,875	$851	$—

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases and unconditional purchase obligations as described above.

Indemnifications

We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically these obligations arise in connection with sales contracts and license agreements under which we customarily agree to hold the other party harmless against any losses incurred as a result of a claim by any third party with respect to our products. We also typically agree to pay any costs incurred in defense of any such claim. The terms of the indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, the amounts required to defend indemnification claims have been insignificant. Accordingly, we did not accrue any amounts for these indemnification obligations as of June 30, 2004.

We have agreements whereby our directors and officers are indemnified for certain events or occurrences while the officer or director is serving at our request in such capacity. The maximum amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities for these agreements as of June 30, 2004.

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

Our operating results and gross margin may vary significantly in the future based on a number of factors related to our industry and the markets for our products. We will have little or no control over many of these factors and any of these factors could cause our operating results and gross margin, and consequently the price of our common stock, to fluctuate significantly. These factors include, among others:

•	increases in the price of flash memory that we buy or the failure of cost decreases to keep up with price decreases for our products;

•	fluctuation in demand for our products, including seasonal demand for our products and the volume and timing of potential retail customer and distributor orders;

•	the amount of price protection, volume incentive rebates, discounts, market development funds, cooperative advertising payments and other concessions and discounts that we may need to provide to some of our customers due to competitive pricing pressures;

•	the rate of growth of the market for digital cameras, digital media, cell phones with card slots and USB flash drives;

•	competitive pricing pressures for the products we sell;

•	the emergence of new supply entrants for NAND flash memory could result in their inability to fully indemnify us should they be subjected to litigation;

•	the availability of flash memory, particularly flash memory that meets our technological requirements;

•	the timing and manner of revenue recognition for any given customer, including the deferral of revenue from new customers until the product is sold to their customers or our inability to accurately estimate appropriate reductions in product revenue based upon historical experience which may lead to the deferral of revenue from our customers until product is sold to their customers;

•	the availability of sufficient silicon wafer foundry capacity and product components to meet customer demand;

•	the difficulty of forecasting sell-through rates of our products and their impact on inventory levels at our distributors and customers, which may result in additional orders being delayed or reduced and inventory being returned;

•	the timing and amount of expenses related to obsolescence and disposal of excess inventory and the difficulty of forecasting and managing our inventory levels, including inventories on consignment;

•	the timing and amount of any reductions in the average selling prices of our products and services;

•	the mix of business among retail, OEM and licensing;

•	our ability to estimate revenue reserves for product sales to certain customers;

•	price reductions in key components, such as flash memory, could result in reduced margins when selling products that include previously purchased components held in inventory;

•	increases in costs charged by our component or card suppliers or the failure of our suppliers to decrease the prices they charge to us when industry prices decline;

•	the timing and amount of orders and cancellations from existing and new customers;

•	the commencement of, involvement in or the expansion or settlement of our litigation;

•	any changes in the trend of declining average selling prices per unit sold of digital storage media;

•	competing flash card standards, which displace the standards used in our products;

•	shortages of components such as capacitors and printed circuit boards required for the manufacturing of our products;

•	exchange rate fluctuations, particularly the U.S. dollar to British pound, Australian dollar, Hong Kong dollar and Japanese yen and the British pound to Euro exchange rates;

•	the announcement or introduction of products and technologies by competitors;

•	potential product quality problems which could raise return or rework costs; and

•	whether we can sell controllers in the volumes and at the prices we anticipate.

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

As a result of the supply agreement we entered into with Samsung in April 2001, it is our primary supplier of flash memory, which is the primary cost of our digital media. Shortages of flash memory may occur during times of seasonally high demand, such as the latter half of the third and first half of the fourth calendar quarters. If we are unable to obtain sufficient quantities of flash memory from Samsung or from another flash memory supplier in a timely manner and at competitive prices, we will not be able to manufacture and deliver flash memory products to satisfy our customers’ requirements. Although a number of semiconductor companies have announced their intention to manufacture flash memory that would meet our needs, Samsung and Toshiba currently control most of the market for flash memory for our products. Even as additional flash memory capacity becomes available from new suppliers, these suppliers may not be able to supply our flash memory needs at competitive prices if we cannot obtain adequate supplies from Samsung. In addition, our controllers may not support the new types of flash memory introduced by new suppliers. Even if we are able to obtain flash memory in sufficient volumes and on schedules that permit us to satisfy our delivery requirements, we cannot assure you that the prices charged by Samsung or other suppliers will enable us to compete effectively in our market. If we are unable to satisfy the requirements of our customers or supply digital media to them in the volumes they request, they will likely reduce future orders or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. If we are unable to obtain flash memory at economical prices, our gross margins would decline unless we could raise the prices of our products in a commensurate manner or offset the cost increases elsewhere. The existing competitive conditions may not permit us to do so, which would adversely impact our revenues and gross margins.

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

Consumers continue to exert pressure on digital camera manufacturers and on us to lower prices of digital photography products, such as our digital media, to prices comparable to those of traditional photography products. Our competitors also impose pricing pressures on us, as occurred in the second quarter of 2004 and as is expected to continue through at least the remainder of 2004. Often these pricing pressures have been possible as a result of lower flash memory costs, but if flash memory costs continue to rise, we will experience additional margin pressure. In addition, because a large percentage of our sales are to a small number of customers that are primarily retail consumer chains, distributors and large OEMs, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. In the past we have significantly reduced the prices of many of our flash products from time to time, and we may need to continue to do so to remain competitive. Any reduction in prices by us will hurt our gross margin unless we can manage our internal, consignment and channel inventories and our cost structure to minimize the impact of such price declines and reduce our costs.

If we are unable to reduce our costs to offset declines in average selling prices or increase the sales volume of our existing products, our revenues and gross margins will be adversely affected. We anticipate that our average selling prices will continue to decline during the remainder of 2004. This may negatively impact our anticipated growth in product revenues as well as our gross margin, particularly if the decline in our average selling prices is not matched by price declines in our component costs, primarily the cost of flash memory. Furthermore, even if we experience price declines in our component costs, such price reductions could result in reduced margins when we sell products that include components in inventory which were previously purchased at a higher price.

The solid-state storage market is evolving and we may not have rights to manufacture and sell certain types of flash card formats or we may be forced to pay a royalty to sell digital media in these formats. Future digital media formats may not use our core technology.

Many new digital cameras and other consumer devices now use digital media formats such as the Secure Digital Card or the xD Picture Card formats, which we do not currently manufacture and do not have rights to manufacture. The Secure Digital Card, for example, was introduced by a consortium consisting of Matsushita, SanDisk and Toshiba. The consortium charges license fees to other companies that want to manufacture this product. The Secure Digital Card and the xD Picture Card have rapidly gained broad consumer acceptance, and by certain market share measures, Secure Digital is now the top-selling media format. This has resulted, and will likely continue to result, in a decline in demand, on a relative basis, for products that we manufacture. We currently source such products from third parties. Products we purchase and resell have significantly increased as a percentage of our total net revenues. Until we begin to manufacture such products ourselves, we expect that products that we purchase and resell will continue to increase as a percentage of our total revenues, which would likely negatively impact our gross product margin. We expect to begin the manufacture of additional digital media formats during the second half of 2004, though we may be unable to secure licensing arrangements that give us the right to manufacture these new or other future formats at reasonable rates or at all. We believe that one of our advantages is our ability to offer retailers all major flash card formats, and if we were unable to supply all flash card formats at competitive prices or if we were to have product shortages, our margins would be adversely impacted and our customers would likely cancel orders or seek other suppliers to replace us.

If we are unable to generate increased revenue from licensing our intellectual property, our gross margins and profitability would be negatively impacted.

We have historically derived the substantial majority of our licensing revenue from a limited number of sources. If we fail to generate significant licensing revenues or increase the revenues we derive from our higher margin controller sales, we may not grow our revenues and margins as planned. In March 2002, we executed a license agreement with Samsung that provided for fixed license payments through March 31, 2004 and variable based royalties thereafter. Whether we will be paid any royalties under the variable based royalty obligations depends on many factors, including which flash products Samsung manufactures and sells and in what volumes, as well as our relative market share and our aggregate purchases from Samsung. We expect royalties from Samsung under this agreement to be minimal for the foreseeable future. We cannot assure you that we will be successful in our efforts to secure new license or royalty revenues, and our failure to do so could negatively impact our operating results.

Because we protect many of our retail customers and distributors against the effects of price decreases on their inventories of our products, we have in the past and may in the future incur large price protection charges if we reduce our prices when there are large quantities of our products in our distribution channel.

More than half of our product sales in 2001, 2002, 2003, and in the first six months of 2004 were made through distributors and retailers to which we have provided price protection. Price protection allows customers to receive a price adjustment on existing inventory when its published price is reduced. In an environment of slower demand and abundant supply of products, price declines and channel promotions expenses are more likely to occur and, should they occur, are more likely to have a significant impact on our operating results. Further, in this environment, high channel inventory may result in substantial price protection charges. These price protection charges have the effect of reducing gross sales and gross margin. We anticipate that we will continue to incur price protection charges for the foreseeable future due to competitive pricing pressures. If our price protection reserves are insufficient or we are not able to estimate future charges, our revenues and gross margins would be adversely affected in future periods. Also, if, in the future, we are unable to reasonably estimate the level of product returns or other revenue allowances for these customers, it could have a significant impact on our revenue recognition, potentially requiring us to defer the recognition of sales until these customers sell the products to their end customer. In such an event, our recognized revenue could be adversely impacted in the periods in which we implement a transition to such a basis.

Our unit volume has increased substantially in recent periods and has strained our operations infrastructure and our supply chain.

In recent periods, the number of units we manufacture on a weekly basis has increased significantly, particularly during the second half of 2003 and the first half of 2004. This significant increase in growth has strained our supply chain and operational capabilities. Our contract manufacturers may not be able to manufacture cards at levels necessary to sustain our increased growth. Our component suppliers may not be able to keep up with the growth in our need for parts. Our other vendors, such as those that package our products, also may have trouble meeting our additional demands on them. If we are not able to continue to accommodate this increased unit demand from our customers, we may have product shortages. If we were to have product shortages, our customers would likely cancel orders or seek other suppliers to replace us. If we are unable to manufacture products at rates sufficient to keep up with our component purchases, we may have excess inventory that would later need to be written down if component prices decrease. In addition, we must continue to make significant investments in our existing internal information management systems to support increased manufacturing, as well as accounting and other management related functions. Our systems, procedures and controls may not be adequate to support rapid growth, which could in turn harm our business, financial condition and results of operations. In addition, the improvement in economic conditions will likely extend the lead-time for procuring components. If we do not plan properly or if the demand rises too quickly, we will face material shortages.

We market our digital media primarily on the basis of its superior technology. If we are unable to achieve or maintain technological leadership, our revenues and gross margins would likely decline significantly.

We market our digital media primarily on the basis of its performance and technology advantage over our competitors’ products. In doing so, we have emphasized our speed and other advantages over our competitors’ products and have tried to establish ourselves as the brand of choice among professional photographers. We label our CompactFlash and some of our JumpDrive and Secure Digital Card products for sustained write speed performance in which 1x is equal to a sustained write speed of 150 kilobytes per second, nomenclature similar to that used in the CD-ROM industry. For example, our 4x CompactFlash digital media is capable of sustained write speeds of at least 600 kilobytes per second. Currently, we offer CompactFlash with write speeds ranging from 4x to 80x. Our highest capacity card is currently 8 gigabytes. From time to time our competitors have introduced products for which they have claimed high, sustained write speeds. If we are unable to design and manufacture products that are technologically superior to those of our competitors or if we lose our status as a brand preferred by professional photographers, we will be unable to achieve a premium price for our products. If this were to occur, our revenues and gross margins would likely decline significantly.

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

Our primary competitors are companies that sell flash media into the mass market, photo and OEM channels. Many of these companies are manufacturers with both controller and flash memory capabilities, such as Infineon, Renesas, Samsung, SanDisk and Toshiba. Samsung has begun to sell flash cards in larger volumes to third parties, including to our competitors, and has publicly announced its intention to sell flash cards directly to retail customers. Renesas has recently made several announcements that suggest that it has increased its commitment to the manufacture of flash memory. Other well-known semiconductor companies, including Hynix, Infineon, Micron and ST Micro, have also indicated that they will enter the NAND flash market. SanDisk and Toshiba jointly develop and manufacture both low-cost and high-performance flash memory. Because flash memory represents a significant portion of the cost of flash media, SanDisk and other flash manufacturers may have a competitive advantage and may have access to flash memory at prices substantially below the prices that Samsung or others will charge to us.

We also face significant competition from manufacturers or card assemblers and resellers that either resell flash cards purchased from others or assemble cards from controllers and flash memory chips purchased from companies such as Renesas, Samsung or Toshiba. These companies include Crucial, Dane-Elec, Data I/O, Delkin

Devices, Feiya, Fuji, Hagiwara, Hewlett Packard, Infineon, Kingston, M-Systems, Matsushita, Memorex, Memory Plus, Micron, PNY, PQI, Pretec, Ritek, Silicon Storage Technology, SimpleTech, SMART Modular Technologies, Sony, TDK, Transcend and Viking InterWorks.

In addition, an increasing number of companies are manufacturing their own controllers, including Genesys, Hyperstone, Kingston, OTI, Prolific, SanDisk, Sigmatel, Silicon Storage Technology and Solid State Storage Systems. Such companies either combine their controller with flash memory from third parties to manufacture their own flash cards or sell their controllers to third parties who use them to assemble flash cards. Additionally, major semiconductor companies such as Hynix, Infineon, Micron, Renesas, Samsung, ST Micro and Toshiba have also developed or are currently developing their own controllers that will likely compete with our controller and/or card sales.

Furthermore, many companies have introduced USB flash drives that compete directly with our JumpDrive line of products. These include Apacer, Belkin, Fuji, Iomega, JMTek, KTI Networks, M-Systems, Netac, PNY, Samsung, SanDisk, SimpleTech, Sony and Trek.

In addition, certain of our competitors have introduced flash card formats. For example, a consortium consisting of Matsushita, SanDisk and Toshiba have developed the Secure Digital Card, a media format used in digital cameras as well as in other electronic applications, and Fuji and Olympus introduced the xD Picture Card. Another group of companies has recently introduced the “FISH” drive, which is a miniature USB drive. Although we currently sell these flash memory products (with the exception of the “FISH” drive), which we source from third parties, we do not currently manufacture them, and we may not be able to do so in the future at a reasonable rate or at all. By many estimates, the Secure Digital Card and the xD Picture Card may comprise over half of the worldwide market for flash cards in 2004. If we are unable to obtain the rights to manufacture these products, our business will be adversely affected.

We also face competition from some manufacturers of traditional film products. Fuji, for example, is a significant competitor in the digital media market. Although it does not manufacture its own digital media with its resources and worldwide brand recognition, Fuji could be a formidable competitor for our core business.

Several companies such as Cornice, IBM, Matrix Semiconductor and Toshiba have introduced competing technologies for use in digital cameras. These include products such as Digital Capture Technology and the MicroDrive. Although the cost per megabyte of rotating media such as Digital Capture Technology and the MicroDrive is lower than that of flash cards, rotating media has historically had higher power consumption and lower reliability than flash cards. Compact discs can also be used as a storage medium for digital cameras and other devices, and, while inexpensive, are quite bulky. We expect to continue to face competition from existing or future competitors that design and market similar or alternative data storage solutions that may be less costly or provide additional features. If a manufacturer of digital cameras or other consumer electronic devices designs one of these alternative competing standards into its products, the digital media we manufacture, as currently configured, will not be compatible with that product and our revenues may decline.

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

We believe that our cash and short-term investments of $109.4 million at June 30, 2004, as well as funds available under our bank and vendor credit facilities, will be sufficient to finance our operating activities for at least the next twelve months. However, we might need to raise additional funds prior to the expiration of this period to fund growth beyond our current expectations. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all. We may try to obtain additional financing by issuing shares of capital stock, convertible debt securities or warrants, which could dilute our existing stockholders or by entering into credit agreements with lenders which may impose restrictive covenants that limit our business flexibility. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to maintain our product development schedule, respond to competitive pressures or grow our business.

If we are unable to develop and introduce, on a timely basis, new products or services that are accepted by our customers and consumers, we will not be able to compete effectively in our market.

We operate in an industry that is subject to evolving industry standards, rapid technological changes, rapid changes in consumer demands and the rapid introduction of new, higher performance products that shorten product life cycles and tend to decrease average selling prices. To remain competitive in this demanding market, we must continually design, develop and introduce new products and services that meet the performance and price requirements of our customers and consumers. For example, as the number of flash card formats proliferates, it puts significant additional strain on our engineering group to design controllers for each format. Any significant delay or failure in releasing new products or services would harm our reputation, provide a competitor a second-to-market opportunity or allow a competitor to achieve greater market share. Also, we cannot assure you that any products or services we do introduce will gain market acceptance. The introduction of new products is inherently risky because it is difficult to foresee advances in technology and the adoption of new standards, to coordinate our technical personnel and strategic relationships and to identify and eliminate design and product flaws. We may not be able to recoup research and development expenditures if our new products or services are not widely accepted.

We have a history of losses and may not be able to return to or sustain profitability.

As of June 30, 2004, we had an accumulated deficit of approximately $100.6 million. We had a significant loss in the second quarter of 2004. We cannot assure you that we will be able to return to and sustain profitability in future periods, and we will likely use cash for operations. Our ability to return to and sustain profitability depends on the rate of price decreases for our products, the growth of the markets for digital cameras and digital storage media, the extent to which our products, particularly our higher margin products, are accepted by these markets, our ability to charge a premium for our higher performance products, the success of our competitors and our ability to adequately control our operating expenses, particularly our litigation costs. We also must continue to reduce the costs of producing and selling our digital media products by controlling our internal and channel inventory, securing the best available pricing for flash memory and components used in our digital media products and reducing our manufacturing costs. If we are unsuccessful in increasing revenues from our higher margin products and controlling our operating expenses, we may not be able to achieve or sustain profitability on a quarterly or an annual basis.

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

Historically, a small number of our customers have accounted for a significant portion of our revenues. During the first six months of 2004, sales to the five customers from which we received the greatest revenues accounted for approximately 34.1 percent of our total gross revenues. Our revenues could decline if one or more of these customers were to significantly reduce, delay or cancel their orders, decide to purchase digital media manufactured by one of our competitors, develop and manufacture their own digital media or cease operations due to the downturn in the global economy or otherwise. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

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

Our new strategic partnership with Kodak and our ongoing relationships with OEM customers pose significant challenges for our business model, and if we are unable to manage these relationships, our business and operating results will be adversely affected.

We recently entered into an exclusive multi-year agreement with Kodak under which we will manufacture and distribute a full range of KODAK branded memory cards. This transition to the Kodak business could adversely affect our revenues and gross margin if we are, among other things, unable to:

•	properly manage the distribution and use of the KODAK brand;

•	control the sales and marketing expenses associated with launching the brand in new channels;

•	plan for anticipated changes in demand;

•	effectively leverage the KODAK brand to achieve premium pricing and grow market share;

•	maintain the market share position of the Lexar brand; and

•	appropriately allocate resources to support a dual branding strategy.

In addition, our business may also be negatively impacted if we are unable to manage our existing relationships with our OEM customers. Our OEM customers include many large domestic and international companies that have greater financial resources and bargaining power than we do. As a result, our agreements with some of these customers include restrictions and commitments that could adversely affect our revenues and gross margins. These contractual provisions include, among others: guaranteed pricing and price protection; commitments to supply product at the customer’s requested volumes; penalties for late shipment or delivery cancellation; agreements not to sue, or assert our intellectual property rights against, such customers; and limitations on our ability to terminate such agreements.

Because we depend on single suppliers for some key components and products and do not have long-term supply contracts with those suppliers, we are exposed to a number of risks, including potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. In addition, not all of these suppliers provide us with indemnification for their products, so we also face the risk that our margins and operating results would be severely negatively impacted if such products infringe the intellectual property rights of a third party or if we are found to owe license fees or royalties relating to these products,

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

We also do not currently manufacture certain digital media formats, such as the Memory Stick with MagicGate, Memory Stick PRO, Secure Digital Card, mini–Secure Digital Card, MultiMedia Card, and xD Picture Card, with our own controllers. Until we are able to develop our own flash memory controllers for these and other products, we must purchase such cards from third parties for resale. We do not have long-term supply contracts with all of these suppliers, and therefore face the risks of inadequate supply, price increases, late delivery or unavailability and the need to maintain buffer inventory. If our supply of such products is disrupted, we will lose existing customers and may be unable to replace them or to attract new ones. Not all of our suppliers provide us with indemnification regarding such sales. Other suppliers impose limits on their indemnification obligations. If such products infringe the intellectual property rights of a third party or if we are found to owe license fees or royalties relating to these products, our margins and operating results would be severely negatively impacted.

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

Our flash cards are primarily assembled and tested by PC Partner in China; Venture Manufacturing Services in Singapore and Indonesia; and Venture Manufacturing, Vitron and PC Partner in the United States. We do not have a long-term agreement with Vitron, Venture Manufacturing or PC Partner and typically obtain services from them on a per order basis. Additionally, our controllers are assembled, tested and packaged primarily by Advanced Semiconductor Engineering in Taiwan and Advanced Interconnection Technologies in Indonesia and in the United States. Our reliance on these subcontractors involves risks such as reduced control over delivery schedules, quality assurance, inventory levels and costs. These risks could result in product shortages or increase our costs of manufacturing, assembling or testing our products. If these subcontractors are either unable or unwilling to continue to provide assembly and test services and deliver products of acceptable quality, at acceptable costs and in a timely manner, we would have to identify and qualify other subcontractors. This could be time-consuming and difficult and result in unforeseen operations problems.

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

Our future success will depend to a significant extent on the continued services of our key employees, including Eric B. Stang, our Chairman of the Board of Directors, President and Chief Executive Officer, and Petro Estakhri, our Chief Technology Officer and Executive Vice President of Engineering as well as the other members of the executive staff. Our success will also depend on our ability to attract and retain qualified technical, sales, marketing, finance and managerial personnel. If we are unable to find, hire and retain qualified individuals, we may have difficulty implementing portions of our business strategy in a timely manner, or at all.

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

We are currently involved in shareholder litigation, which could have a negative impact on our business, operating results, financial position and liquidity.

Following a period of volatility in the market price of our securities, we were named (along with our Chief Executive Officer and Chief Financial Officer) as a defendant in federal class action litigation, based principally on allegations that we made misrepresentations regarding our business. In addition, derivative litigation against certain of our officers and directors (in which we are a nominal defendant), based on allegations substantially similar to those in the class action litigation, has been commenced in California state court. Although we are unable to predict the scope or outcome of these class action and derivative proceedings, they could result in substantial costs and divert management’s attention and resources, which could harm our operating results and our business. In addition, the conduct of these proceedings could negatively impact our stock price, and an unfavorable outcome could have a material adverse impact on our financial position and liquidity.

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

Total net revenues outside of the United States accounted for approximately 41.4 percent of our total net revenues for the six months ended June 30, 2004. We generated a majority of our international revenues from product sales in Europe and from product sales and licensing agreements in Asia. The European and Asian markets are intensely competitive. One of our principal growth strategies is to expand our presence in this and other international markets both through increased international sales and strategic relationships. For example, we are expanding distribution of our products into Latin America, China, India, the Middle East, Russia and Eastern Europe. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our net revenues in future periods. Accordingly, we are subject to international risks, including:

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

We have foreign subsidiaries in Australia, Great Britain, Japan and Hong Kong that operate and sell our products in various global markets. As a result, we are exposed to risks associated with changes in foreign currency exchange rates for our sales as well as our costs denominated in those currencies. We use forward contracts, to mitigate the exposures associated with our net asset or liability positions. However, we cannot assure you that any policies or techniques that we have implemented will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations.

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

While we believe that we currently have adequate internal control procedures, we are exposed to potential risks associated with our upcoming fiscal year-end annual report by virtue of Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we will be required to furnish a report on our internal control over financial reporting. Such report will contain an assessment by our management of the effectiveness of our internal controls and a statement that our auditors have attested to and reported on management’s evaluation of internal controls. In this regard, Section 404 requires internal controls consistent with the guidelines issued by the Public Company Accounting Oversight Board.

While we feel that our key controls are currently effective, we will have to perform the system and process evaluation needed to comply with Section 404, which is both costly and challenging, particularly since there is no precedent available by which to measure adequacy for this purpose. Accordingly, we can provide no assurance that we will be deemed in compliance with Section 404 by year-end. If we are not in compliance, we could be subject to regulatory proceedings or lose investor confidence in the accuracy and completeness of our financial reports, either of which could have an adverse effect on our stock price.

Risks Related to Our Industry

Our business will not succeed unless the digital photography market continues to grow and is accepted by professional, commercial and consumer users.

We currently depend on sales of digital media and connectivity products to digital camera owners for a substantial portion of our revenues, which exposes us to substantial risk in the event the digital photography market does not grow rapidly. The digital photography market is in an early stage of development and has been rapidly evolving though there are now signs that the market is maturing. The success of this market depends on many factors, including:

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

Although other applications such as cell phones, personal digital assistants and MP3 players may consume large volumes of flash cards in the near future, today the digital photography market remains the primary driver of demand for flash cards. However, if these new applications do not develop, demand for our products may not increase at the same rates as they have in the past. At the present time, it is unclear whether these new applications will use removable digital media. Cell phones, for example, could use embedded rather than removable storage. Cell phones or MP3’s could use miniature hard disk technologies rather than flash based digital media. Such developments would likely result in a reduction of anticipated future demand for aftermarket card sales thereby negatively impacting our revenues, revenue growth and gross margins. If the digital photography market does not continue to grow and be accepted by professional, commercial and consumer users, or if any reduction in demand in digital photography is not absorbed by other new applications, our revenues will be adversely affected.

General economic conditions, political and military conditions associated with current worldwide conflicts and similar events may prevent consumers from purchasing our products, and reduced demand for digital media and related products may prevent us from achieving targeted revenues and profitability.

Our revenues and our ability to return to and sustain profitability depend significantly on the overall demand for flash cards and related products. Sales of consumer electronic goods, including our products, have historically been dependent upon discretionary spending by consumers, which may be adversely affected by general economic conditions. Changes in the U.S. and the global economy, such as a decline in consumer confidence or a slowdown in the United States economy, may cause consumers to defer or alter purchasing decisions, including decisions to purchase our products. If the economy declines as a result of recent economic, political and social turmoil, consumers may reduce discretionary spending and may not purchase our products, which would harm our revenues as softening demand caused by worsening economic conditions has done in the past.

Our stock price and those of other technology companies have experienced extreme price and volume fluctuations, and, accordingly, our stock price may continue to be volatile.

The trading price of our common stock has fluctuated significantly since our initial public offering in August 2000. Many factors could cause the market price of our common stock to fluctuate, including:

•	variations in our quarterly operating results;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new products or new pricing policies by us or by our competitors;

•	departure of key personnel;

•	the gain or loss of significant orders or customers;

•	sales of common stock by our officers and directors;

•	any adverse rulings in our litigation matters;

•	changes in the estimates of our operating performance or changes in recommendations by securities analysts; and

•	market conditions in our industry and the economy as a whole.

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

If digital camera manufacturers do not develop and promote products that are able to take advantage of our fastest digital media products, the growth and success of our business may be limited.

We depend on the research and development, marketing and sales efforts of digital camera manufacturers in developing, marketing and selling digital cameras that can use our more advanced existing and future products. Most of the digital cameras currently available on the market do not incorporate technologies that can take advantage of the speed available in our fastest digital media products. If digital camera manufacturers do not successfully develop, market and sell digital cameras that take full advantage of our most advanced products, from which we realize higher gross margins, the growth and success of our business may be negatively impacted.

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

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and other methods to protect our proprietary technologies. As of July 31, 2004, we had been granted or allowed 76 patents in the United States and other countries and had more than 95 pending United States and foreign patent applications. We cannot assure you, however, that:

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

If we are forced to take any of the foregoing actions, we may incur additional costs or be unable to manufacture and sell our products. We also do not currently manufacture certain digital media formats and currently purchase such cards from third parties for resale. Not all of our suppliers provide us with indemnification regarding such sales. Other suppliers impose limits on their indemnification obligations. If such products infringe the intellectual property rights of a third party or if we are found to owe license fees or royalties relating to these products, our margins and operating results would be severely negatively impacted.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk.    We sell our products primarily to customers in the U.S. and, to a lesser extent, Europe, Japan and Canada and other countries. Most of our sales are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our sales will be denominated in British pounds, the Japanese yen, the Euro, the Canadian dollar, the Australian dollar and the Hong Kong dollar and possibly Latin American currencies. Foreign currency denominated revenues were approximately 28.2 percent and 13.0 percent of our total product revenues for the six months ended June 30, 2004 and 2003, respectively. We purchase our products and the materials and services to build our products primarily from vendors in Korea, Taiwan, Indonesia, China, the United States, Germany and Japan. Most of these costs are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our costs will be denominated in the Euro, Japanese yen, the Australian dollar, Hong Kong dollar and possibly other currencies. Foreign currency denominated costs were approximately 5.6 percent and 3.3 percent of our cost of product revenues for the six months ended June 30, 2004 and 2003, respectively. As a result, it is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar rises in comparison to the local currency, which may make it more difficult to sell our products in that market. Conversely, the prices of our products would become less expensive in a particular foreign market if the value of the U.S. dollar falls in comparison to the local currency, which may make it easier to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. These risks could become more significant as we expand business outside the U.S. or if we increase sales in non-U.S. dollar denominated currencies.

We have adopted and implemented a hedging policy to mitigate these potential risks. We use forward contracts to mitigate the exposures associated with certain net foreign currency asset or liability positions. However, we cannot assure you that any policies or techniques that we have implemented, or may implement in the future, will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes. During the six months ended June 30, 2004, we entered into hedges on intercompany payables denominated in the British pound and Japanese yen. During the six months ended June 30, 2004, the foreign currency exposures on our net asset and liability positions were not fully hedged. For the six months ended June 30, 2003, net foreign exchange gain on our foreign currency net asset and liability positions was $0.4 million and was offset by losses on hedging transactions of approximately $0.5 million. For the six months ended June 30, 2004, net loss on our foreign currency net asset and liability positions was $0.1 million which was increased by net losses on hedging transactions of $0.8 million. As of June 30, 2004, we held forward contracts with an aggregate notional value of $43.6 million to hedge the risks associated with forecast British pound and Japanese yen denominated assets and liabilities. At June 30, 2004, our aggregate exposure to non-U.S. dollar currencies, net of currency hedge contracts, was approximately $24.6 million. If, at June 30, 2004, we applied an immediate 10 percent adverse move in the levels of foreign currency exchange rates relative to these exposures, we would incur a foreign exchange loss of approximately $2.5 million.

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we earn on our investments. The risk associated with fluctuating interest rates impacts all of our investments because of the short duration of the investments. Accordingly, our interest rate risk is primarily related to our cash-, cash equivalents and short-term investments, which amounted to $109.4 million at June 30, 2004. At June 30, 2004, we had no amounts outstanding under our facility with Wells Fargo Bank. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk and market risk. We plan to mitigate default risk by investing in investment-grade securities. We invest in investment-grade, short-term securities-to limit our market risk.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at June 30, 2004. Actual results may differ materially.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our President and Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for this purpose. Although our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, we continue to enhance our controls by hiring additional qualified personnel in key financial areas and by automating a number of procedures.

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

This case has been coordinated for discovery purposes with our litigation against Toshiba, Pretec, PNY, Memtek and C-One, which is discussed below. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court determined that the various actions will be sequenced beginning with the Toshiba matter.

Claim construction in our litigation against Toshiba is expected be held in August 2004. In April 2004, the court held a technology tutorial in anticipation of the upcoming claim construction hearing. Our litigation against Fuji, Memtek and PNY will be stayed until after claim construction with Toshiba has been completed.

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

On December 20, 2002, Toshiba filed its second amended complaint in which Toshiba dropped its allegations that our patents are unenforceable.

On February 28, 2003, we filed an answer and our second amended counterclaim against Toshiba for infringement of our U.S. Patent Nos. 5,479,638, 5,818,781, 5,907,856, 5,930,815, 6,034,897, 6,040,997, 6,134,151, 6,141,249, 6,145,051, 6,172,906, 6,202,138, 6,262,918, 6,374,337 and 6,397,314. We are seeking damages as well as an injunction against Toshiba for its products that we allege infringe our patents, including its flash memory chips, flash cards and digital cameras. Discovery has commenced. The parties have now mutually dismissed with prejudice all claims regarding U.S. Patent No. 6,172,906.

As discussed above, this case has been coordinated for discovery purposes with our litigation against Pretec, PNY, Memtek and C-One. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court determined that our patent claims against Toshiba will be heard in an initial phase. In April 2004, the court held a technology tutorial in anticipation of the upcoming claim construction hearing which is expected to be held in August 2004. The patents at issue in this second phase will be Lexar’s U.S. Patent Nos. 5,479,638, entitled “Flash Memory Mass Storage Architecture Incorporation Wear Leveling Technique,” 6,145,051, entitled “Moving Sectors Within Block of Information in a Flash Memory Mass Storage Architecture,” 6,397,314, entitled “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash Memory Device,” 6,202,138, entitled “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash,” 6,262,918, entitled “Space Management For Managing High Capacity Nonvolatile Memory,” and 6,040,997, entitled “Flash Memory Leveling Architecture Having No External Latch.” Our litigation against Fuji, Memtek and PNY will be stayed until after claim construction with Toshiba has been completed.

Lexar Media, Inc. v. Toshiba Corporation, Toshiba America, Inc. and Toshiba America

On November 4, 2002, we filed a lawsuit in Santa Clara County Superior Court against Toshiba Corporation, Toshiba America, Inc. and Toshiba America alleging theft of trade secrets and breach of fiduciary duty. We later filed an amended complaint to add violation of California Business and Professions Code Section 17200 and to drop without prejudice claims against Toshiba America, Inc. The basis of the allegations is that since our inception in 1996, and including the period from 1997 through 1999 when Toshiba was represented on our Board of Directors, Toshiba had access to and was presented with details of our strategy as well as our methods of achieving high performance flash devices that Toshiba has now incorporated into its flash chips and flash systems. We are seeking damages as well as an injunction against Toshiba. We have filed a description of our trade secrets and discovery has commenced. In June 2004, the court set a trial date in the first quarter of 2005. Fact discovery is scheduled to end in August 2004.

Toshiba Corporation v. Lexar Media, Inc.

On January 13, 2003, Toshiba Corporation filed a lawsuit against us in the United States District Court for the Northern District of California alleging that we infringe Toshiba’s U.S. Patent Nos. 5,546,351, 5,724,300, 5,793,696, 5,946,231, 5,986,933, 6,145,023, 6,292,850 and 6,338,104. On February 7, 2003, Toshiba Corporation filed an amended complaint and now alleges that we infringe U.S. Patent Nos. 5,546,351, 5,724,300, 5,793,696, 5,946,231, 5,986,933, 6,094,697, 6,292,850, 6,338,104 and 5,611,067. In this action, Toshiba Corporation seeks injunctive relief and damages. Toshiba’s patents appear to primarily relate to flash components that we purchase from vendors who provide us with indemnification. On March 5, 2003, we filed an answer in which we are seeking a judgment that we do not infringe these patents or that they are invalid or unenforceable. We believe that Toshiba’s claims are without merit and intend to contest this lawsuit vigorously.

The court has tentatively scheduled a claim construction hearing date for this matter in October 2004.

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

As discussed above, this case has been coordinated for discovery purposes with our litigation against Toshiba. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court determined that the litigation will be sequenced beginning with the Toshiba matter. Claim construction in our litigation against Toshiba is expected to be held in August 2004. In April 2004, the court held a technology tutorial in anticipation of the upcoming claim construction hearing in August 2004. Our litigation against Pretec, Memtek and C-One will be stayed until after the claim construction with Toshiba has been completed.

Litigation With Willem Vroegh

On February 20, 2004, an individual, Willem Vroegh, sued us, along with Dane–Elec Memory, Fuji Photo Film USA, Eastman Kodak Company, Kingston Technology Company, Inc., Memorex Products, Inc., PNY Technologies Inc., SanDisk Corporation, Verbatim Corporation, and Viking InterWorks alleging that our description of the capacity of our flash memory cards is false and misleading under California Business and Professions Code Sections 17200 and 17500. The plaintiff has also asserted allegations for breach of contract, common law claims of fraud, deceit and misrepresentation, as well as a violation of the Consumers Legal Remedies Act, California Civil Code Sec. 175, all arising out of the same set of facts. Plaintiff seeks restitution, disgorgement, compensatory damages and injunctive relief and attorneys’ fees. Discovery has commenced. We believe the plaintiff’s claims are without merit and intend to contest them vigorously.

Shareholder Litigation

On May 21, 2004, we, along with our Chief Executive Officer and Chief Financial Officer, were named as a defendant in a federal class action in the United States District Court for the Northern District of California. That action was brought allegedly on behalf of a class of plaintiffs who purchased our common stock between July 17, 2003 and April 16, 2004, inclusive, and asserted claims under Sections 10(b) and 20(a) of the Exchange Act, as well as Rule 10b-5 promulgated thereunder, based principally on allegations that we made misrepresentations regarding our business. Six similar class actions have since been filed in the Northern District of California. We expect those actions to be consolidated. We believe the plaintiffs’ claims are without merit and intend to contest them vigorously. On June 4, 2004, a shareholder derivative lawsuit was filed in the Superior Court of the State of California, Alameda County, in which we are a nominal defendant and certain of our officers and directors are defendants. A substantially identical derivative action was filed thereafter in the same court. The derivative actions are based on allegations substantially similar to those in the federal class actions.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

The 2004 Annual Meeting of Stockholders was held on May 26, 2004 at the Fremont Marriott, 46100 Landing Parkway, Fremont, California. At the meeting, our stockholders voted upon the following matters: (1) the election of two Class I directors, John A. Rollwagen and Mary Tripsas, each for a term of three years and until his or her successor has been elected and qualified or until his or her earlier resignation, death or removal and (2) the ratification of the selection of PricewaterhouseCoopers LLP as our registered public accountants for the fiscal year ending December 31, 2004. The results of each proposal are as follows:

In Proposal No. 1, our stockholders elected two Class I directors to serve for a three-year term expiring at the Annual Meeting of Stockholders in 2007. The nominees received the following votes:

	For	Withheld
John A. Rollwagen	68,649,960	2,429,621

Mary Tripsas	68,843,782	2,235,799

In Proposal No. 2, our stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2004. This proposal received the following votes:

Votes
For	68,524,065

Against	555,783

Abstain	1,999,733

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

A. Exhibits

Exhibit Number	Exhibit

10.1	Credit Agreement dated as of April 21, 2004, by and between Lexar Media, Inc. and Wells Fargo Bank, National Association.

10.2	Amended and Restated 2000 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Report on Form 8-K

On April 15, 2004, we furnished a Current Report on Form 8-K under Item 12 announcing our financial results for the three months ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEXAR MEDIA, INC.

/s/ BRIAN T. MCGEE
Brian T. McGee Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: August 9, 2004

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1	Credit Agreement dated as of April 21, 2004, by and between Lexar Media, Inc. and Wells Fargo Bank, National Association.

10.2	Amended and Restated 2000 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.