Form 10-Q
period 2004-09-30
LEXAR MEDIA INC
filed 2004-11-09
CIK 1058289

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-31103

LEXAR MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0723123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47300 Bayside Parkway Fremont, California	94538
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of November 1, 2004: 79,197,641

LEXAR MEDIA, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

The Lexar Media name and logo are trademarks that are federally registered in the United States. The titles and logos associated with our products appearing in this report, including ActiveMemory, JumpDrive, JumpGear, JumpShot, and TouchGuard, are either federally registered trademarks or are subject to pending applications for registration. Our trademarks may also be registered in other jurisdictions. Other trademarks or trade names appearing elsewhere in this report are the property of their respective owners.

PART I—FINANCIAL INFORMATION

1.    Financial Statements

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2004	December 31, 2003
A S S E T S
Current assets:
Cash and cash equivalents	$65,191	$115,698
Restricted cash	5,000	5,000
Short-term investments	19,236	—
Accounts receivable, net of allowances for sales returns, discounts and doubtful accounts of $9,098 and $7,394	106,509	89,579
Inventories	130,652	99,620
Prepaid expenses and other current assets	9,714	5,778

Total current assets	336,302	315,675
Property and equipment, net	6,054	3,579
Intangible assets, net	385	499
Other assets	1,213	602

Total assets	$343,954	$320,355

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$103,477	$82,383
Accrued liabilities	59,240	39,936
Deferred license revenue and product margin	2,931	11,066

Total current liabilities	165,648	133,385
Deferred license revenue, net of current portion	302	691

Total liabilities	165,950	134,076
Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 79,170,513 and 78,038,798 shares issued and outstanding	8	8
Additional paid-in capital	282,306	278,837
Notes receivable from stockholders	—	(412)
Accumulated deficit	(104,119)	(91,935)
Accumulated other comprehensive loss	(191)	(219)

Total stockholders’ equity	178,004	186,279

Total liabilities and stockholders’ equity	$343,954	$320,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net revenues:
Product revenues	$164,069	$94,301	$487,255	$221,732
License and royalty revenues	1,152	4,369	5,891	13,065

Total net revenues	165,221	98,670	493,146	234,797
Cost of product revenues	141,650	72,326	434,641	171,820

Gross margin	23,571	26,344	58,505	62,977

Operating expenses:
Research and development	2,484	1,825	7,170	5,518
Sales and marketing	16,180	8,004	41,348	21,212
General and administrative	8,292	5,593	20,245	13,511

Total operating expenses	26,956	15,422	68,763	40,241

Income (loss) from operations	(3,385)	10,922	(10,258)	22,736
Other income (expense):
Interest and other expense	(363)	(38)	(710)	(246)
Interest and other income	243	91	671	385
Foreign exchange gain (loss), net	344	(511)	(518)	(606)

Total other income (expense)	224	(458)	(557)	(467)

Income (loss) before income taxes	(3,161)	10,464	(10,815)	22,269
Income taxes	355	733	1,369	1,217

Net income (loss)	$(3,516)	$9,731	$(12,184)	$21,052

Net income (loss) per common share:
Basic	$(0.04)	$0.14	$(0.15)	$0.31

Diluted	$(0.04)	$0.12	$(0.15)	$0.27

Shares used in computing net income (loss) per common share:
Basic	79,092	71,017	78,745	68,204

Diluted	79,092	83,648	78,745	78,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net income (loss)	$(12,184)	$21,052
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,628	1,154
Amortization of stock-based compensation	—	460
Amortization of short-term investment premium	49
Loss on disposition of assets	51	—
Tax benefit from stock option and purchase plans	466	894
Change in operating assets and liabilities:
Accounts receivable, net	(17,042)	(9,866)
Inventories	(31,143)	(33,604)
Prepaid expenses and other assets	(4,560)	(7,013)
Accounts payable and accrued liabilities	40,578	40,818
Other non-current liabilities	—	(49)
Deferred license revenue and product margin	(8,584)	(8,603)

Net cash (used in) provided by operating activities	(30,741)	5,243

Cash flows from investing activities:
Purchase of property and equipment	(4,010)	(1,572)
Maturities and sales of short-term investments	6,600	—
Purchase of short-term investments	(25,910)	—

Net cash used in investing activities	(23,320)	(1,572)

Cash flows from financing activities:
Issuance of stock under employee stock purchase plan	1,198	777
Proceeds from public offering net of issuance costs	—	90,095
Exercise of stock options	1,805	7,300
Repayment of notes payable	—	(14,568)
Repayment of notes receivable from stockholders	412	170

Net cash provided by financing activities	3,415	83,774

Effect of foreign currency exchange rates on cash and cash equivalents	139	88

Net (decrease) increase in cash and cash equivalents	(50,507)	87,533
Cash and cash equivalents at beginning of period	115,698	47,383

Cash and cash equivalents at end of period	$65,191	$134,916

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

The results of our operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for any future period, including the full fiscal year.

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

Shipping and Handling Costs

Certain shipping and handling costs are included in selling and marketing expenses in the unaudited Condensed Consolidated Statements of Operations. These costs were $5.5 million and $2.0 million for the three months ended September 30, 2004 and 2003, respectively, and $13.3 million and $4.6 million for the nine months ended September 30, 2004 and 2003, respectively. Fees charged to customers for shipping and handling are included in revenues.

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

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma information regarding net income (loss) per share as if our stock options, employee stock purchase plan and the restricted stock issuances had been determined based on the fair value as of the grant date consistent with the provision of SFAS 123 and SFAS 148 are as follows for the three- and nine-month periods ended September 30, 2004 and 2003, respectively (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
As reported:
Net income (loss)	$(3,516)	$9,731	$(12,184)	$21,052
Add: Compensation expense included in reported net income (loss)	—	78		460
Less: Pro forma compensation expense if we adopted SFAS 123	(6,661)	(6,965)	(18,564)	(11,104)

Pro forma net income (loss)	$(10,177)	$2,844	$(30,748)	$10,408

Net income (loss) per common share—basic, as reported	$(0.04)	$0.14	$(0.15)	$0.31

Net income (loss) per common share—basic, pro forma	$(0.13)	$0.04	$(0.39)	$0.15

Net income (loss) per common share—diluted, as reported	$(0.04)	$0.12	$(0.15)	$0.27

Net income (loss) per common share—diluted, pro forma	$(0.13)	$0.03	$(0.39)	$0.13

For options granted in 2004, the estimated weighted average fair value per share was $6.94, the risk free interest rate was 3.56 percent, the expected life was 4.12 years and the expected volatility was 92 percent. For options granted in 2003, the estimated weighted average fair value per share was $6.30, the risk free interest rate was 2.07 percent, the expected life was 3.58 years and the expected volatility was 92 percent.

Note 3—Restricted Cash

Restricted cash represents cash and cash equivalents used to collateralize standby letters of credit related to purchase agreements with our suppliers. Cash restricted under standby letters of credit amounted to $5.0 million at both September 30, 2004 and December 31, 2003.

Note 4—Short-Term Investments

Short-term investments consist of taxable commercial paper, U.S. government agency obligations, and corporate and municipal notes and bonds with high-credit quality ratings.

We classify our entire investment portfolio as available-for-sale at the time of purchase and periodically reevaluate such designation. Debt securities classified as available-for-sale are reported at fair value. Unrecognized gains or losses on available-for-sale securities are included in equity until their disposition. As of September 30, 2004, the amount of unrecognized loss related to our available-for-sale investment portfolio was approximately $25,000. If realized gains and losses and declines in value are judged by management to be other than temporary on available-for-sale securities, then the cost basis of the security is written down to fair value and the amount of the write-down is included in current net income (loss). The cost of securities sold is based on the specific identification method.

Fair value of available-for-sale securities is based upon quoted market prices. Gross realized gains and losses on sales of available-for-sale securities were immaterial for the nine months ended September 30, 2004 and 2003.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our short-term investments at September 30, 2004 included U.S. government obligations of $10.9 million and corporate debt securities of $8.3 million. There were no short-term investments at December 31, 2003.

Note 5—Balance Sheet Disclosures (in thousands):

Inventory consisted of the following:

	September 30, 2004	December 31, 2003
Inventories:
Raw materials	$28,034	$5,157
Controllers	12,541	6,447
Flash memory products	88,863	85,610
Ancillary products	1,214	2,406

	$130,652	$99,620

Note 6—Net Income (Loss) Per Common Share (in thousands, except per share data):

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by giving effect to all potentially dilutive securities, including options and warrants. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net income (loss) per share follows (in thousands, except per common share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income (loss):	$(3,516)	$9,731	$(12,184)	$21,052

Denominator for net income (loss) per common share—basic:
Weighted average common shares outstanding	79,092	71,074	78,745	68,357
Weighted average unvested common shares subject to repurchase	—	(57)	—	(153)

Denominator for net income (loss) per common share—basic	79,092	71,017	78,745	68,204

Net income (loss) per common share—basic	$(0.04)	$0.14	$(0.15)	$0.31

Denominator for net income (loss) per common share—diluted:
Denominator for net income (loss) per common share—basic	79,092	71,017	78,745	68,204
Incremental common shares attributable to exercise of outstanding stock options and warrants (assuming proceeds would be used to purchase common stock)	—	12,574	—	10,557
Weighted average unvested common shares subject to repurchase	—	57	—	153

Denominator for net income (loss) per common share—diluted	79,092	83,648	78,745	78,914

Net income (loss) per common share—diluted	$(0.04)	$0.12	$(0.15)	$0.27

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Anti-dilutive Securities

Securities listed below have not been included in the computations of diluted net income (loss) per share for the three-and nine-month periods ended September 30, 2004 and 2003, respectively, because the inclusion of these securities would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Shares of common stock underlying warrants	41	—	41	—
Shares of common stock underlying options	19,108	—	19,108	—

Note 7—Notes Payable:

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

In April 2004, we entered into a credit agreement with Wells Fargo Bank. Our credit agreement with Wells Fargo Bank enables us to borrow up to $40.0 million under a revolving line of credit note. All advances under this revolving line of credit note are to be secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and proceeds of the foregoing. We are required to comply with certain financial covenants over the term of the credit facility, which expires on April 3, 2006. At September 30, 2004, we were in technical default of one of these covenants. However, we have obtained from the bank a waiver of our compliance with this financial covenant and any corresponding event of default. Interest is payable on borrowings under this facility at either an annual rate equal to LIBOR plus 1.5 percent, or at an annual rate equal to the bank’s prime rate minus 0.5 percent, with the determination of the applicable interest rate to be made by us for each borrowing under the note. At September 30, 2004, we had no amounts outstanding under this credit facility. On October 19, 2004, we borrowed $40 million pursuant to a revolving line of credit note under this facility. We intend to use the proceeds from this loan to fund working capital requirements.

Note 8—Comprehensive Income (Loss):

Items of comprehensive income that we currently report are foreign currency translation adjustments and unrealized gains and losses on marketable securities categorized as available-for-sale.

The following table sets forth the components of comprehensive income (loss), for the three and nine months ended September 30, 2004 and September 30, 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	(3,516)	9,731	(12,184)	21,052
Other comprehensive income (loss):
Currency translations adjustments	69	(98)	53	(81)
Unrealized (loss) on available for sale securities	(25)	—	(25)	—

Other comprehensive income (loss)	44	(98)	28	(81)

Comprehensive income (loss)	(3,472)	9,633	(12,156)	20,971

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated other comprehensive loss at September 30, 2004 and 2003 was $191,000 and $302,000, respectively.

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

We record our hedges of foreign currency denominated assets and liabilities at fair value, with the related gains or losses recorded in foreign exchange gain (loss) in the unaudited Condensed Consolidated Statements of Operations. The foreign exchange gains and losses on these contracts were substantially offset by transaction losses and gains on the underlying balances being hedged for the three and nine months ended September 30, 2004. In addition, at September 30, 2004, we had foreign currency denominated assets and liabilities that were not hedged. Our net foreign exchange losses for the nine-month periods ended September 30, 2004 and 2003 were approximately $0.5 million and $0.6 million, respectively. As of September 30, 2004 and 2003, we held forward contracts with aggregate notional values of $72.3 million and $22.6 million, respectively.

Note 10—Contingencies:

Indemnifications

We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically these obligations arise in connection with sales contracts and license agreements under which we customarily agree to hold the other party harmless against any losses incurred as a result of a claim by any third party with respect to our products. We also typically agree to pay any costs incurred in defense of any such claim. The terms of the indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, the amounts required to defend indemnification claims have been insignificant. Accordingly, we did not accrue any amounts for these indemnification obligations as of September 30, 2004.

We have agreements whereby our directors and officers are indemnified for certain events or occurrences while the officer or director is serving at our request in such capacity. The maximum amount of future payment we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that reduces our exposure and enables us to potentially recover a portion of any future amounts payable. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities for these agreements as of September 30, 2004.

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

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Claim construction in our litigation against Toshiba was held in August 2004. We are now waiting for the Court’s ruling. Our litigation against Fuji, Memtek and PNY will be stayed until after claim construction with Toshiba has been completed. Fact discovery will begin after the Court issues its ruling on claim construction.

On October 1, 2003, we reached a settlement agreement with Ritek Corporation, which supplied Fuji with CompactFlash™ cards between 2001 and 2002. Under the terms of the agreement, Ritek made a one-time payment for past damages. We have not given Ritek a license to any of our patents going forward.

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

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6,134,151, 6,141,249, 6,145,051, 6,172,906, 6,202,138, 6,262,918, 6,374,337 and 6,397,314. We are seeking damages as well as an injunction against Toshiba for its products that we allege infringe our patents, including its flash memory chips, flash cards and digital cameras. The parties have now mutually dismissed with prejudice all claims regarding U.S. Patent No. 6,172,906.

As discussed above, this case has been coordinated for discovery purposes with our litigation against Pretec, PNY, Memtek and C-One. On September 17, 2003 and October 1, 2003, the Court held two scheduling hearings for all of these matters. As a result of these hearings, the Court determined that our patent claims against Toshiba will be heard in an initial phase. In August 2004, the Court held the claim construction hearing for this matter, and we are now waiting for the Court’s ruling. The patents at issue in this second phase will be Lexar’s U.S. Patent Nos. 5,479,638, entitled “Flash Memory Mass Storage Architecture Incorporation Wear Leveling Technique,” 6,145,051, entitled “Moving Sectors Within Block of Information in a Flash Memory Mass Storage Architecture,” 6,397,314, entitled “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash Memory Device,” 6,202,138, entitled “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash,” 6,262,918, entitled “Space Management For Managing High Capacity Nonvolatile Memory,” and 6,040,997, entitled “Flash Memory Leveling Architecture Having No External Latch.” Our litigation against Fuji, Memtek and PNY will be stayed until after claim construction with Toshiba has been completed. Fact discovery will begin after the Court issues its ruling on claim construction.

Lexar Media, Inc. v. Toshiba Corporation, Toshiba America, Inc. and Toshiba America

On November 4, 2002, we filed a lawsuit in Santa Clara County Superior Court against Toshiba Corporation, Toshiba America, Inc. and Toshiba America alleging theft of trade secrets and breach of fiduciary duty. We later filed an amended complaint to add violation of California Business and Professions Code Section 17200 and to drop without prejudice claims against Toshiba America, Inc. The basis of the allegations is that since our inception in 1996, and including the period from 1997 through 1999 when Toshiba was represented on our Board of Directors, Toshiba had access to and was presented with details of our strategy as well as our methods of achieving high performance flash devices that Toshiba has now incorporated into its flash chips and flash systems. We are seeking damages as well as an injunction against Toshiba. Fact discovery has ended, and Toshiba has filed a motion for summary judgment. The Court has tentatively scheduled a summary judgment hearing for this matter in January 2005 and has set a trial date in the first quarter of 2005.

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

The Court has tentatively scheduled a claim construction hearing date for this matter in November 2004.

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

As discussed above, this case has been coordinated for discovery purposes with our litigation against Toshiba. On September 17, 2003 and October 1, 2003, the Court held two scheduling hearings for all of these matters. As a result of these hearings, the Court determined that the litigation will be sequenced beginning with the Toshiba matter. Claim construction in our litigation against Toshiba was held in August 2004. We are now waiting for the Court’s ruling. Our litigation against Pretec, Memtek and C-One will be stayed until after the claim construction with Toshiba has been completed. Fact discovery will begin after the Court issues its ruling on claim construction.

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

Stockholder Litigation

On May 21, 2004, we, along with our Chief Executive Officer and Chief Financial Officer, were named as a defendant in a federal class action in the United States District Court for the Northern District of California. That action was brought allegedly on behalf of a class of plaintiffs who purchased our common stock between July 17, 2003 and April 16, 2004, inclusive, and asserted claims under Sections 10(b) and 20(a) of the Exchange Act, as well as Rule 10b-5 promulgated thereunder, based principally on allegations that we made misrepresentations regarding our business. Six similar class actions have since been filed in the Northern District of California. The Court has appointed a lead plaintiff and ordered that those actions to be consolidated. In October 2004, plaintiffs filed a consolidated amended complaint. We believe the plaintiffs’ claims are without merit and intend to contest them vigorously. On June 4, 2004, a stockholder derivative lawsuit was filed in the Superior Court of the State of California, Alameda County, in which we are a nominal defendant and certain of our officers and directors are defendants. A substantially identical derivative action was filed thereafter in the same court. The derivative actions are based on allegations substantially similar to those in the federal class actions. We have filed a motion

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to stay the state court derivative actions pending disposition of the federal class actions as well as a demurrer requesting that the judge dismiss the case on the basis of demand futility.

Note 11—Recent Accounting Pronouncements

At its March 2004 meeting, the Emerging Issues Task Force, or EITF, reached a consensus on recognition and measurement guidance under EITF 03-1. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. On September 30, 2004 the Financial Accounting Standards Board (FASB) issued a final FASB Staff Position, FSP EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF Issue 03-1, “The Meaning of Other-than-temporary Impairment and Its Application to Certain Investments (EITF 03-1).” We believe that if the consensus on the recognition and measurement guidance had been in effect and applied for the periods covered by this Quarterly Report on Form 10-Q, it would not have resulted in a significant impact on our financial position and results of operations.

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

In order to meet the expected demand for our products, we are focused on trying to ensure that our supply of flash memory and flash card components is sufficient to meet our anticipated supply needs, that our costs for such memory and components allow us to sell our products at competitive prices, that our supply chain can support our expected rates of growth and that we have sufficient engineering resources to design the products demanded by our customers. In the second quarter of 2004, our component costs did not decrease as quickly as market pricing, which resulted in our reporting a net loss for the second quarter. During the third quarter of 2004 supply and demand came into better balance, and as new flash memory suppliers enter the market, our costs came into line with market pricing resulting in improved margins. During the second quarter of 2004, we began to diversify our suppliers of flash memory and we expect this trend to continue during the remainder of 2004 and 2005. During periods of rapid price declines, we must manage our internal and channel inventory carefully while balancing the need to meet the demands of our customers quickly. Any reduction in prices by us will hurt our gross margin unless we can manage our internal, consignment and channel inventories and our cost structure to minimize the impact of such price declines and reduce our costs. We are also focused on expanding our distribution channels, particularly internationally, and trying to ensure that our products are available at outlets where consumers look to purchase these products and expanding our sales to markets other than retail, particularly to OEM customers. In addition to meeting consumer demand with cost competitive products, we face other challenges as well. Flash card formats continue to change and to miniaturize. We are focused on trying to ensure that we have the rights to manufacture and sell all flash card formats, that we have the engineering resources to design controllers for all media formats and design advanced features into our products and that we have partners with manufacturing capabilities that allow us to produce the newest and most advanced flash card formats and high capacity cards. We also believe that a number of companies are selling flash products that infringe our intellectual property, and we are focused on protecting our intellectual property through litigation or negotiations. We believe that meeting such challenges will be necessary to remain competitive in our markets.

Our digital media products enable customers to capture digital images and download them quickly to a personal computer for editing, distributing and printing. We offer flash cards in all major media formats currently used by digital cameras and other electronic host devices: CompactFlash, Memory Stick, Memory Stick Duo,

Memory Stick PRO, SmartMedia, Secure Digital Card, mini Secure Digital, MultiMedia Card and the xD Picture Card. For the CompactFlash and certain Memory Stick formats, we have designed a patented flash memory controller that we combine with flash memory from leading suppliers. A controller determines, among other things, the manner in which data is written to, and read from, the flash memory and is important in determining the overall performance of the flash card. We believe our high-performance CompactFlash cards can record data faster than many other cards available on the market. This performance advantage is particularly noticeable when used in advanced digital cameras that can take advantage of our digital media’s write speed, or the rate at which our digital media can capture a digital image. In addition, we are offering more advanced features in our digital media, such as Write Acceleration and ActiveMemory™. Our Write Acceleration, or WA, technology is designed to provide additional performance advantages when enabled by firmware residing in both the digital camera and CompactFlash card. When a WA-enabled camera detects a WA-enabled card, the two are able to transfer data with less overhead, thereby increasing write speed. WA-enabled cameras include certain models of Kodak Professional, Nikon, Olympus, Pentax, Sanyo and Sigma digital cameras. Our digital media is compatible with substantially all digital cameras. Our ActiveMemory System is a technology designed to optimize digital photography workflow to achieve enhanced productivity in and out of the photo studio. ActiveMemory-enabled Professional CompactFlash cards enable photographers to store user preferences and host device settings in a protected area on the card.

In the second quarter of 2004 we entered into an exclusive, multi-year agreement with Eastman Kodak whereby we offer digital media for sale to customers under the Kodak brand name on a worldwide basis. We began introducing such products in the third quarter of 2004 and expect Kodak branded products to increase as a percentage of our revenues during the remainder of 2004 and 2005.

Our JumpDrive product line consists of portable data storage devices that link to a personal computer through a USB connection to allow customers to easily store, transfer and carry data. We introduced and began generating revenue from our JumpDrive products during 2002, and we now market and sell several different JumpDrive models, including JumpDrive 2.0 Pro 80X, JumpDrive Secure 2.0, JumpDrive 2.0 Elite, JumpDrive 2.0 Photo, JumpDrive 2.0 Sport, JumpDrive TouchGuard™ and JumpDrive 2.0 Traveler. We also entered the MP3 player market in the fourth quarter of 2003 with the introduction of JumpDrive Music, a USB flash drive that is also a full-featured MP3 player. In addition, we have expanded our consumer electronics product line with the introduction of our JumpGear™ MP3 product, a digital audio player that utilizes our JumpDrive 2.0 Sport flash drive as its storage medium. Together, these products target the moderately priced, flash based MP3 player market. Our JumpDrive product line represents a significant portion of our business and we intend to continue to expand our JumpDrive product line during the remainder of 2004 and in 2005.

Our digital media reader/writers are products that facilitate the transfer of digital images and other data files to personal computers and other host devices without a direct connection to the digital camera. Our JumpShot® cable connects the USB port to our USB-enabled CompactFlash digital media to quickly and easily transfer images and other data files. Our Professional CompactFlash readers are designed for concurrent downloads of data and are capable of supporting our ActiveMemory System, which can improve data transfer and project workflow.

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

Revenues.    We generate revenues primarily from the sale of digital media and connectivity products to end-users through mass market, photo, consumer electronic and OEM channels. Since the beginning of 2002, we have significantly increased our presence in the mass-market channel by increasing the number of retail storefronts in which our customers sell our products. Our products were sold in approximately 60,000 retail stores worldwide at the end of the third quarter of 2004, which represents an increase of approximately 18,000 storefronts from the end of 2003. The majority of the increase in storefronts since the end of 2003 has been from outside of the United States, although the majority of the increase in our storefronts in the third quarter of 2004 was from retail stores in North America. We intend to continue to work to increase the number of storefronts at which our products are offered. As is common practice in the mass-market channel, we offer our customers various programs and incentive offerings, including price protection, market development funds and cooperative marketing programs, rebates and other discounts. Digital media sales comprised 97.6 percent of our gross revenues for the third quarter of 2004. We also began manufacturing and distributing Kodak branded products during the third quarter of 2004.

A majority of our sales have been to a limited number of customers. Our top 5 customers accounted for 33.6 percent and 38.2 percent of our gross revenues for the first nine months of 2004 and 2003, respectively. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for at least the next several years.

Product sales in North America have historically accounted for the majority of our total net product revenues. Net product revenues in North America represented approximately 64.3 percent and 72.6 percent of our total net product revenues for the nine months ended September 30, 2004 and 2003, respectively. Over the long term, we expect our sales outside of North America will continue to increase as a percentage of our total net product revenues. Such revenue growth, however, may not be consistent between periods; for example, our product sales outside of North America as a percentage of our total net product revenues were approximately 43.1 percent in the first quarter of 2004 and 33.3 percent in the third quarter of 2004. Net product revenues in Europe represented 24.1 percent and 15.7 percent of our total net product revenues for the nine months ended September 30, 2004 and 2003, respectively.

We also generate revenues from the sales of our flash memory controllers and from license and royalty revenues under license agreements, which revenues have primarily been from Samsung. In April 2001, we entered into a license agreement with Samsung Electronics Co., Ltd. Payments under the license agreement from Samsung were fixed through March 31, 2004. After March 31, 2004, under the agreement, any license payments from Samsung are variable-based. Variable-based royalties from Samsung depend on factors such as which flash products Samsung manufactures and sells and in what volumes, as well as our relative market share and our aggregate purchases from Samsung. License and royalty revenues from all licensees were approximately $1.2 million in the third quarter of 2004. We expect that our license and royalty revenues will decrease slightly during the fourth quarter of 2004 from the third quarter of 2004. We are actively working to license our technology to other companies, including companies that we believe infringe our patents.

Cost of Revenues.    Our cost of product revenues consists primarily of materials costs, with flash memory accounting for a majority of the costs for both the products we manufacture and the products we purchase. We maintain relationships with key suppliers and, in particular, we have supply agreements with both Samsung and UMC. In April 2001, we entered into a supply agreement with Samsung. Under the supply agreement, we purchase the majority of our flash memory from Samsung, which is priced based upon an agreed methodology. Samsung has guaranteed a certain allocation of flash memory production capacity to us. In addition, Samsung also has the right to purchase our flash memory controllers. Under the agreement, Samsung provides us with intellectual property indemnification for the products we purchase from Samsung, as well as industry standard warranties. The supply agreement runs through March 29, 2006 unless we and Samsung mutually agree to extend the agreement. Under our supply agreement with UMC we purchase controllers at pricing based upon the timing and volume of purchases. The purchase commitment for such controllers is generally restricted to a forecasted time horizon based on a rolling forecast of our anticipated purchase orders, and such forecasts may only be changed by a certain percentage each month. The agreement expires on December 31, 2004 unless we and UMC mutually agree to extend the agreement. If we do not extend the agreement, we intend to continue to purchase controllers from UMC on a purchase order basis.

Our industry has historically experienced average annual price reductions of flash memory per megabyte in the range of 30 percent to 40 percent. The cost of flash memory declined significantly in 2001 and more moderately in 2002 and in the first half of 2003. In the second half of 2003 and the first quarter of 2004, prices of flash memory increased as industry wide demand for flash memory outpaced the supply of flash memory, which resulted in a general industry wide shortage. In the latter half of the second quarter of 2004 and in the third quarter of 2004, prices of flash memory declined as supply exceeded demand and in anticipation of additional supply of flash memory. We expect supply to tighten in at least the first half of the fourth quarter of 2004 and, as a result, we expect prices of flash memory components to stabilize as demand and supply come into balance during the fourth quarter. For 2004 overall, we expect average price reductions of flash memory on a cost per megabyte basis to be in a range of 30 percent to 35 percent, which is in line with historical price declines. A number of companies, including Hynix, Infineon, Micron and ST Micro, have either entered the market in 2004 or have announced that they plan to do so in the first half of 2005. In addition, other companies, including Renesas, Samsung and Toshiba, have announced that they plan to expand their production of flash memory during 2005. If these companies successfully introduce new products and/or expand output of flash memory, it could create an over-supply situation in 2005, driving costs down in excess of historical averages. Our selling prices could also decline in excess of historical averages and reduce our gross margins.

Cost of product revenues also includes expenses related to materials procurement, inventory management, other overhead expenses and adjustments.

Research and Development.    Our research and development expenses include salaries and related expenses for research and development personnel, fees for outside consultants, patent development and registration costs and prototype development and materials costs. The technology in our industry is evolving as flash cards, USB flash drives and MP3 players become smaller in size, perform at faster speeds, have increased storage capacity and require development of new hardware and software applications to meet the demands of the target markets we serve. In addition, as new suppliers of flash memory enter the market, we will continue to evaluate their flash memory and make modifications to our controller technology as necessary to be able to utilize different types of flash memory technology in our products. The number of digital media formats continues to increase and we need to develop and manufacture controllers for each significant digital media format. As a result of these and other developments, we believe that continued investment in research and development is important to enable us to attain our strategic objectives and we therefore expect research and development expenses to increase during the next twelve months.

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

General and Administrative.    Our general and administrative expenses include salaries and related expenses for executive, administrative and operational personnel, fees for professional services and other corporate expenses. During 2003, we increased our efforts to protect our intellectual property rights and license our technology to those companies that we believe infringe our intellectual property. Legal expenses for the first nine months of 2004 have further increased over 2003 levels. In addition to our current litigation, a number of companies have brought products to market that we believe may infringe our intellectual property. We expect that our legal expenses will remain at their current level during the fourth quarter of 2004 and into 2005. However, if one of our legal actions were to proceed to trial, as is currently anticipated to occur in the first quarter of 2005, or if we become involved in additional litigation, our legal expenses could significantly increase beyond current levels. In addition to increased costs associated with our litigation, we also believe that our general and administrative expenses will likely continue to increase in the fourth quarter of 2004 and in 2005 primarily as a result of costs associated with regulatory requirements related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

Other Valuation Allowances and Accrued Liabilities

We also maintain accruals and allowances for price protection, market development funds and cooperative marketing programs, rebates and other discounts. We incurred sales related discounts of $43.9 million and $30.3 million during the nine months ended September 30, 2004 and 2003, respectively. At September 30, 2004 and 2003, we had related balance sheet accruals and allowances of $45.2 million and $18.0 million, respectively. Price protection, market development funds and cooperative marketing programs, rebates and other discounts are provided for at the time the associated revenue is recognized. If market conditions were to change adversely, we may take actions to increase our customer incentive offerings, which could result in increased accruals and allowances for these programs. Historically, warranty expenses have not been material. In the event that a problem is identified that would result in the need to replace a product or products on a large scale, such an event may have a material adverse effect on our operating results and financial position.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. At September 30, 2004 and 2003, we had an allowance for doubtful accounts of $0.7 million and $1.0 million, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an increase in the allowance or a write-off of the receivable may be required.

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

Revenues, Cost of Product Revenues and Gross Margin

The following table sets forth revenues, cost of product revenues, gross margin and product gross margin amounts from our unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Product revenues	$164,069	$94,301	$487,255	$221,732
License and royalty revenues	1,152	4,369	5,891	13,065

Total net revenues	165,221	98,670	493,146	234,797
Cost of product revenues	141,650	72,326	434,641	171,820

Gross margin	$23,571	$26,344	$58,505	$62,977

Product gross margin	$22,419	$21,975	$52,614	$49,912

The following table sets forth revenues, cost of product revenues and gross margin amounts from our unaudited Condensed Consolidated Statements of Operations expressed as a percentage of total net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Product revenues	99.3%	95.6%	98.8%	94.4%
License and royalty revenues	0.7%	4.4%	1.2%	5.6%

Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of product revenues	85.7%	73.3%	88.1%	73.2%

Gross margin	14.3%	26.7%	11.9%	26.8%

The following table sets forth product revenues, cost of product revenues and product gross margin amounts from our unaudited Condensed Consolidated Statements of Operations expressed as a percentage of product revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Product revenues	100.0%	100.0%	100.0%	100.0%
Cost of product revenues	86.3%	76.7%	89.2%	77.5%

Product gross margin	13.7%	23.3%	10.8%	22.5%

Revenues

Increased sales of our digital media products in the retail channel has been the major factor for the significant overall growth in our product revenues. We continue to experience increased seasonality in our sales as the product category matures. For example, retail product sales in the fourth quarter of 2003 increased due to seasonal consumer demand during the holidays and comprised approximately 45 percent of total retail product sales in 2003. Retail product sales then declined from those levels in the first three quarters of 2004.

During the third quarter of 2004, we experienced a 67.7 percent increase in digital media units sold and a 61.0 percent increase in average capacity per digital media unit sold compared with the third quarter of 2003. The increase in digital media units sold was due to increased demand in the retail channel. We also experienced a decrease in the rate of revenue reductions as a percentage of gross product revenue, including price protection, rebates and other customer programs, to $22.4 million, or 12.0 percent of gross product revenue, in the third quarter of 2004 compared to $13.9 million, or 12.8 percent of gross product revenue, in the third quarter of 2003. The positive impact of these changes was offset by a 33.8 percent decline in our average selling price per megabyte of digital media in the same comparative periods.

During the first nine months of 2004, we experienced a 91.2 percent increase in digital media units sold and a 66.1 percent increase in average capacity per digital media unit sold compared with the first nine months of 2003. The increase in digital media units sold was due to increased demand in the retail channel. We also experienced a decrease in the rate of revenue reductions, including price protection, rebates and other customer programs, to $55.6 million, or 10.2 percent of gross product revenue, in the first nine months of 2004, compared to $36.5 million, or 14.1 percent of gross product revenue, in the first nine months of 2003. The positive impact of these changes was offset by a 32.1 percent decline in our average selling price per megabyte of digital media in the same comparative periods.

We expect that the number of units and average capacity of digital media sold will continue to increase in the fourth quarter of 2004 and that the average selling price per megabyte of digital media will decline in a range of 40 percent to 45 percent for the year, which is above historical averages of between 30 percent and 40 percent per year. We anticipate that our quarterly product revenues will increase in the fourth quarter of 2004, as a result of an increase in the number of units sold during the holiday season and an increase in megabytes sold per card, which will be partially offset by the anticipated declines in the average selling price per megabyte of digital media. We also anticipate that our product mix will continue to change with CompactFlash representing a declining percentage of our revenues and Secure Digital, Memory Stick Pro and JumpDrive products increasing as a percentage of revenues.

In the third quarter of 2004, we derived 66.7 percent, 21.8 percent, 2.1 percent and 9.4 percent of our product revenues from sales to customers in North America, Europe, Japan and the rest of the world, respectively. In the third quarter of 2003, we derived 68.6 percent, 19.2 percent, 5.1 percent and 7.1 percent of our product revenues from sales to customers in North America, Europe, Japan and the rest of the world, respectively.

In the first nine months of 2004, we derived 64.3 percent, 24.1 percent, 3.6 percent and 8.0 percent of our product revenues from sales to customers in North America, Europe, Japan and the rest of the world, respectively. In the first nine months of 2003, we derived 72.6 percent, 15.7 percent, 6.5 percent and 5.2 percent of our product revenues from sales to customers in the North America, Europe, Japan and the rest of the world, respectively.

Cost of Product Revenues

The increase in cost of product revenues for the third quarter of 2004 compared to the third quarter of 2003 was primarily the result of a 67.7 percent increase in the number of digital media units sold due to increased demand and a 61.0 percent increase in the average capacity per digital media unit sold. These factors were partially offset by an 24.6 percent decline in the cost per megabyte of digital media sold in the third quarter of 2004 compared to the third quarter of 2003.

The increase in cost of product revenues for the first nine months of 2004 compared to the first nine months of 2003 was primarily the result of a 91.2 percent increase in the number of digital media units sold due to increased demand and a 66.1 percent increase in the average capacity per digital media unit sold. These factors were partially offset by a 17.3 percent decline in the cost per megabyte of digital media sold in the first nine months of 2004 compared to the first nine months of 2003.

Gross Margin

The decrease in gross margin to 14.3 percent for the third quarter of 2004 compared to 26.7 percent for the third quarter of 2003 was due primarily to the 33.8 percent decline in the average selling price per megabyte of digital media units sold, which was partially offset by the 24.6 percent decline in average cost per megabyte of digital media units sold. We also experienced a decrease in the rate of revenue reductions as a percentage of gross product revenue, including price protection, rebates and other customer programs, to 12.0 percent of gross product revenue, in the third quarter of 2004, compared to 12.8 percent of gross product revenue, in the third quarter of 2003. Additionally, gross margin declined as a result of a change in revenue mix, as our license and royalty revenues were $1.2 million, or 0.7 percent of our total net revenue, in the third quarter of 2004 compared to $4.4 million, or 4.4 percent of our total net revenue, in the third quarter of 2003.

The decrease in gross margin to 11.9 percent for the first nine months of 2004 compared to 26.8 percent for the first nine months of 2003 was due primarily to the 32.1 percent decline in the average selling price per megabyte of digital media units sold in the first nine months of 2004, which was partially offset by the 17.3 percent decline in average cost per megabyte of digital media units sold. We also experienced a decrease in the rate of revenue reductions, including price protection, rebates and other customer programs, to 10.2 percent of gross product revenue, in the first nine months of 2004, compared to 14.1 percent of gross product revenue in the first nine months of 2003. Additionally, gross margin declined as a result of a change in revenue mix, as our license and royalty revenues were $5.9 million, or 1.2 percent of our total net revenue, in the first nine months of 2004 compared to $13.1 million, or 5.6 percent of our total net revenue, in the first nine months of 2003.

During the fourth quarter of 2004, we expect the average cost per megabyte to decline at a rate consistent with the decline in average selling price per megabyte which we currently expect will result in a slight increase in our product gross margin compared to the third quarter and first nine months of 2004. We expect that our license and royalty revenues will decrease slightly during the fourth quarter of 2004 from the third quarter of 2004.

Operating Expenses

The following table sets forth operating expense data from our unaudited Condensed Consolidated Statements of Operations (in thousands, except percent changes):

	Three Months Ended September 30,		% Change Three Months Ended September 30, 2003 to 2004	Nine Months Ended September 30,		% Change Nine Months Ended September 30, 2003 to 2004
	2004	2003		2004	2003
Research and development	$2,484	$1,825	36.1%	$7,170	$5,518	29.9%
Sales and marketing	16,180	8,004	102.1%	41,348	21,212	94.9%
General and administrative	8,292	5,593	48.3%	20,245	13,511	49.8%

Total operating expenses	$26,956	$15,422	74.8%	$68,763	$40,241	70.9%

The following table sets forth operating expenses from our unaudited Condensed Consolidated Statements of Operations expressed as a percentage of total net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Research and development	1.5%	1.8%	1.4%	2.3%
Sales and marketing	9.8%	8.1%	8.4%	9.0%
General and administrative	5.0%	5.7%	4.1%	5.8%

Total operating expenses	16.3%	15.6%	13.9%	17.1%

Research and Development

The increase in research and development expenses for the third quarter of 2004 compared to the third quarter of 2003 was primarily due to a $0.4 million increase in project materials, and a $0.3 million increase in compensation expenses as a result of hiring additional personnel to support new product development initiatives.

The increase in research and development expenses for the first nine months of 2004 compared to the first nine months of 2003 was primarily due to a $1.2 million increase in compensation expenses as a result of hiring additional personnel to support new product development initiatives and a $0.5 million increase in project materials.

Sales and Marketing

The increase in sales and marketing expenses for the third quarter of 2004 compared to the third quarter of 2003 was primarily due to costs associated with increased product revenues, which resulted in increases of $3.8 million in freight and fulfillment expenses due primarily to increased unit shipments and use of faster shipping methods, $1.6 million in market development expenses, $1.4 million in compensation expenses and $0.6 million in advertising and tradeshow expenses. The increase in compensation expenses was due to both increased headcount and increased variable selling expenses such as commissions.

The increase in sales and marketing expenses for the first nine months of 2004 compared to the first nine months of 2003 was primarily due to costs associated with increased product revenues, which resulted in increases of $9.0 million in freight and fulfillment expenses due primarily to increased unit shipments and use of faster shipping methods, $4.0 million in compensation expenses, $4.0 million in market development expenses and $1.5 million in advertising and tradeshow expenses. The increase in compensation expenses was due to both increased headcount and increased variable selling expenses such as commissions.

General and Administrative

The increase in general and administrative expenses in the third quarter of 2004 compared to the third quarter of 2003 was primarily due to an increase of $1.7 million in legal expenses in connection with our pending litigation and a $0.4 million increase in accounting fees primarily as a result of costs associated with regulatory requirements related to compliance with the Sarbanes-Oxley Act of 2002.

The increase in general and administrative expenses in the first nine months of 2004 compared to the first nine months of 2003 was primarily due to an increase of $3.9 million in legal expenses in connection with our pending litigation, and a $1.0 million increase in accounting fees primarily as a result of costs associated with regulatory requirements related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Income Taxes

The following table sets forth income tax data from our unaudited Condensed Consolidated Statements of Operations expressed as a percentage of total net revenues (in thousands, except percent changes):

	Three Months Ended September 30,		% Change Three Months Ended September 30, 2003 to 2004	Nine Months Ended September 30,		% Change Nine Months Ended September 30, 2003 to 2004
	2004	2003		2004	2003
Income taxes	$355	$733	(51.6)%	$1,369	$1,217	12.5%

Income taxes as a percentage of total net revenues	0.2%	0.7%	(71.1)%	0.3%	0.5%	(46.4)%

Effective tax rate	*	14.3%		*	5.5%

*	percentage is not meaningful

Income tax expense for the three- and nine-month periods ended September 30, 2004 relates primarily to taxes on our foreign operations. For the fourth quarter of 2004, we expect our effective tax rate to be in the range of 12 percent to 13 percent, attributable primarily to our foreign operations. Net operating loss carry forwards available to offset taxable income for both federal and California income taxes will result in insignificant federal and state income tax expense for the year.

Other Income and Expense

Foreign exchange gain, net was $0.3 million in the third quarter of 2004 compared to net loss $0.5 million in the third quarter of 2003. These gains and losses were primarily attributable to our sales activity into European and Japanese markets, which exposed us to fluctuations in foreign currencies, including the British pound, Euro and Japanese yen. During both the third quarter of 2004 and the third quarter of 2003, we entered into designated foreign currency exchange forward contracts to mitigate these exposures.

Foreign exchange loss, net was $0.5 million in the first nine months of 2004 compared to $0.6 million in the first nine months of 2003. These losses were primarily attributable to our sales activity into European and Japanese markets, which exposed us to fluctuations in foreign currencies, including the British pound, Euro and Japanese yen. During both the first nine months of 2004 and the first nine months of 2003 we entered into designated foreign currency exchange forward contracts to mitigate these exposures.

Interest and other expense for the third quarter of 2004 increased compared to the third quarter of 2003. In the third quarter of 2004, interest and other expense consisted primarily of miscellaneous taxes and interest on short-term borrowings. Interest and other expense for the third quarter of 2003 consisted primarily of miscellaneous taxes. Interest and other income increased in the third quarter of 2004 compared to the third quarter of 2003 due to interest on short-term investments. Interest and other income for both the third quarter of 2004 and the third quarter of 2003 consisted primarily of interest earned on our cash balances and short-term investments.

Interest and other expense for the first nine months of 2004 increased slightly compared to the first nine months of 2003. In the first nine months of 2004, interest and other expense consisted primarily of miscellaneous taxes. Interest and other expense for the first nine months of 2003 consisted primarily of miscellaneous taxes and interest on short-term borrowings. Interest and other income increased in the first nine months of 2004 compared to the first nine months of 2003 due to increased interest bearing cash and short-term investment balances. Interest and other income for both the first nine months of 2004 and the first nine months of 2003 consisted primarily of interest earned on our cash and short-term investment balances.

Liquidity and Capital Resources

Liquidity and Capital Resources

The following table is a summary of our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2004	2003
Net cash (used in) provided by operating activities	$(30,741)	$5,243
Net cash used in investing activities	$(23,320)	$(1,572)
Net cash provided by financing activities	$3,415	$83,774

The following table sets forth our accounts receivable days sales outstanding and inventory turns per year:

	Quarter ended September 30,
	2004	2003
Days sales outstanding (net of change in deferred revenue)	56	43
Inventory turns per year	5	6

Net cash used in operating activities for the nine months ended September 30, 2004 included a net increase in working capital accounts of $20.8 million and non-cash charges of $2.2 million. Changes in working capital accounts for the period included a $31.1 million increase in inventories, a $17.0 million increase in accounts receivable, an $8.6 million decrease in deferred license revenue and product margin and a $4.6 million increase in prepaid expenses and other assets. These amounts were partially offset by a $40.6 million increase in accounts payable and accrued liabilities. The increase in inventories was primarily to support the large seasonal increase in demand for our products that we expect to occur during the fourth quarter of 2004. The increase in accounts receivable was primarily due to the volume and timing of sales made during the third quarter of 2004 and the timing of application of price protection and other discounts earned by customers during the third quarter of 2004. The decrease in deferred license revenue and product margin resulted from the amortization of $3.9 million of license revenue and a $4.6 million decrease in net deferred product margin. The increase in prepaid expenses and other assets was primarily due to a $1.9 million increase in prepaid value added tax. The increase in accounts payable and accrued liabilities was primarily attributable to the timing of inventory receipts during the period and a $14.8 million increase in accrued price protection, rebates and market development funds resulting from the significant price decreases and the timing of claims received from customers.

Net cash provided by operating activities for the nine months ended September 30, 2003 included a net increase in working capital accounts of $18.3 million, which was partially offset by non-cash charges of $2.5 million. Increases in working capital accounts for the period included an increase in inventory of $33.6 million, which increase primarily occurred in the third quarter of 2004 to support our expected sales growth in the fourth quarter of 2004, a $9.9 million increase in net accounts receivable, resulting primarily from increased sales volume, an $8.6 million decrease in deferred license revenue and product margin, which was attributable to $13.0 million in amortization of prepaid license and royalty fees and was partially offset by a $4.4 million increase in deferred product margin and decreases in prepaid expenses and other assets of $7.0 million primarily due to prepaid inventory purchases. These increases in working capital were partially offset by an approximate $40.8 million increase in accounts payable and accrued liabilities, primarily related to inventory purchases and an approximate $4.7 million increase in accrued price protection, rebates and market development funds.

Net cash used in investing activities for the nine months ended September 30, 2004 was the result of purchases of $25.9 million in short-term investments and $4.0 million in property and equipment, which was partially offset by maturities and sales of short-term investments of $6.6 million. Net cash used in investing activities for the nine months ended September 30, 2003 was the result of $1.6 million in purchases of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2004 was the result of $1.8 million in proceeds from the exercise of stock options, $1.2 million from the issuance of stock under our employee stock purchase plan and $0.4 million from the repayment of notes receivable from stockholders.

Net cash provided by financing activities was $83.8 million for the nine months ended September 30, 2003. During the third quarter of 2003 we completed the public offering of 5.75 million shares of our common stock at a price of $16.50 per share. As a result of the offering, we raised $90.1 million after expenses. We received proceeds of $8.2 million from the exercise of stock options, the issuance of stock under our employee stock purchase plan, and repayment of notes receivable from stockholders during the first nine months of 2003, while we used $14.6 million for the repayment of notes payable.

In April 2004, we entered into a credit agreement with Wells Fargo Bank. Our credit agreement with Wells Fargo Bank enables us to borrow up to $40.0 million under a revolving line of credit note. All advances under this revolving line of credit note are to be secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and proceeds of the foregoing. We are required to comply with certain financial covenants over the term of the credit facility, which expires on April 3, 2006. At September 30, 2004, we were in technical default of one of these covenants. However, we have obtained from the bank a waiver of our compliance with this financial covenant and any corresponding event of default. Interest is payable on borrowings under this facility at either an annual rate equal to LIBOR plus 1.5 percent, or at an annual rate equal to the bank’s prime rate minus 0.5 percent, with the determination of the applicable interest rate to be made by us for each borrowing under the note. At September 30, 2004, we had no amounts outstanding under this credit facility. On October 19, 2004, we borrowed $40 million pursuant to a revolving line of credit note under this facility. We intend to use the proceeds from this loan to fund working capital requirements.

We believe that our cash and short-term investments of $84.4 million at September 30, 2004, as well as the funds available under our bank and vendor credit facilities, will be sufficient to finance our anticipated operating activities for the next 12 months. However, we might need to raise additional funds prior to the expiration of this period to fund growth beyond our current expectations. DSOs may vary in the range of 45 to 60 days during the next 12 months and inventory turns are expected to fluctuate in the range of 5 to 8 turns per year.

Commitments

We purchase substantial portions of our flash memory from Samsung pursuant to a supply agreement that expires on March 29, 2006, unless extended by mutual agreement. Samsung has guaranteed a certain allocation of its flash memory production capacity to us. Under the supply agreement, our purchases are priced based on an agreed upon methodology and Samsung provides us with intellectual property indemnification for the products we purchase from them. Either party can terminate the supply agreement in the event of the other party’s breach of the agreement or bankruptcy. We are not obligated to purchase minimum volumes of flash memory from Samsung.

We also have a supply agreement with UMC under which we purchase controllers. The purchase commitment for such controllers is generally restricted to a forecasted time horizon based on a rolling forecast of our anticipated purchase orders. This agreement expires on December 31, 2004 unless we and UMC mutually agree to extend the agreement. If we do not extend the agreement, we intend to continue to purchase controllers from UMC on a purchase order basis.

We depend on third party subcontractors for assembly and testing of our digital media products. We do not have long-term agreements with these subcontractors. Instead, we procure services from these subcontractors on a per-order basis.

The following table outlines our contractual obligations and commercial commitments at September 30, 2004:

	Payments due by period (in thousands)
	Total amount committed	Less than 1 year	1–3 years	3–5 years	After 5 years
Contractual obligations and commercial commitments:
Operating leases	$3,592	$1,015	$1,459	$1,118	$—
Unconditional purchase obligations	980	980	—	—	—
Standby letters of credit	5,000	5,000	—	—	—

Total contractual obligations and commercial commitments	$9,572	$6,995	$1,459	$1,118	$—

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases and unconditional purchase obligations as described above.

Indemnifications

We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically these obligations arise in connection with sales contracts and license agreements under which we customarily agree to hold the other party harmless against any losses incurred as a result of a claim by any third party with respect to our products. We also typically agree to pay any costs incurred in defense of any such claim. The terms of the indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, the amounts required to defend indemnification claims have been insignificant. Accordingly, we did not accrue any amounts for these indemnification obligations as of September 30, 2004.

We have agreements whereby our directors and officers are indemnified for certain events or occurrences while the officer or director is serving at our request in such capacity. The maximum amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities for these agreements as of September 30, 2004.

Warranties

We provide warranties that range from one year for digital music players to lifetime warranties for our professional products. Warranty costs are the costs to rework or scrap returned inventories. Our warranty costs have historically been minimal.

RISKS THAT COULD AFFECT FUTURE RESULTS

The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Quarterly Report on Form 10-Q.

Risks Related to Our Business

Our operating results and gross margin have fluctuated in the past, may fluctuate significantly in the future and are difficult to predict. If our future results are below the financial guidance provided by us or securities analysts, the market price of our common stock could decline significantly.

Our operating results and gross margin have fluctuated in the past and may vary significantly in the future based on a number of factors related to our industry and the markets for our products. We will have little or no control over many of these factors and any of these factors could cause our operating results and gross margin, and consequently the price of our common stock, to fluctuate significantly. These factors include, among others:

•	fluctuation in demand for our products, including seasonal demand for our products and the volume and timing of potential retail customer and distributor orders;

•	increases in the price of flash memory that we buy or the failure of cost decreases to keep up with price decreases for our products;

•	the amount of price protection, volume incentive rebates, discounts, market development funds, cooperative advertising payments and other concessions and discounts that we may need to provide to some of our customers due to competitive pricing pressures;

•	the rate of growth of the market for digital cameras, digital media, cell phones with card slots and USB flash drives;

•	competitive pricing pressures for the products we sell;

•	the timing and amount of any reductions in the average selling prices of our products and services;

•	the timely availability of flash memory, particularly flash memory that meets our technological requirements;

•	the timing and manner of revenue recognition for any given customer, including the deferral of revenue from new customers until the product is sold to their customers or our inability to accurately estimate appropriate reductions in product revenue based upon historical experience, which may lead to the deferral of revenue from our customers until product is sold to their customers;

•	the availability of sufficient silicon wafer foundry capacity and product components to meet customer demand;

•	the difficulty of forecasting sell-through rates of our products and their impact on inventory levels at our distributors and customers, which may result in additional orders being delayed or reduced and inventory being returned;

•	the timing and amount of expenses related to obsolescence and disposal of excess inventory and the difficulty of forecasting and managing our inventory levels, including inventories on consignment;

•	the mix of business among retail, OEM and licensing;

•	our ability to estimate revenue reserves for product sales to certain customers;

•	price reductions in key components, such as flash memory, could result in reduced margins when selling products that include previously purchased components held in inventory;

•	increases in costs charged by our component or card suppliers or the failure of our suppliers to decrease the prices they charge to us when industry prices decline;

•	the timing and amount of orders, cancellations from existing and new customers and penalties imposed by customers for failure to meet their requirements;

•	the commencement of, involvement in or the expansion or settlement of our litigation;

•	any changes in the trend of declining average selling prices per unit sold of digital storage media;

•	competing flash card standards, which displace the standards used in our products;

•	shortages of components such as capacitors and printed circuit boards required for the manufacturing of our products;

•	exchange rate fluctuations, particularly the U.S. dollar to British pound and Japanese yen and the British pound to Euro exchange rates;

•	the announcement or introduction of products and technologies by competitors;

•	potential product quality problems which could raise return or rework costs;

•	the inability of new NAND flash memory suppliers to fully indemnify us should we be subjected to litigation; and

•	whether we can sell controllers in the volumes and at the prices we anticipate.

In addition, as a result of the emerging nature of our market, we may be unable to accurately forecast our revenues and gross margins. We incur expenses based predominantly on operating plans and estimates of future revenues. Our expenses are to a large extent fixed in the short term and we may not be able to adjust them quickly to meet a shortfall in revenues during any particular quarter. We also plan inventory levels based on anticipated demand for our products and on anticipated product mix. As we anticipate increased demand for certain products we increase our level of inventory, so the risk of an error in forecasted demand is greater. Any significant shortfall in revenues in relation to our expenses and planned inventories would decrease our net income or increase our operating losses and harm our financial condition. Declines in our operating results or gross margins may cause us to fail to meet the expectations of investors or securities analysts, which would be likely to cause the market price of our common stock to decline.

We primarily depend upon Samsung for our flash memory. If Samsung is unable to provide us with sufficient quantities of flash memory when we need it at prices and sales terms that allow us to be competitive in the marketplace, if Samsung is unable to remain technologically competitive, or if Samsung were to reduce or eliminate our credit terms, we would not be able to manufacture and deliver digital media to our customers in accordance with their volume, price and schedule requirements which would have a serious negative impact on our revenues and gross margins.

As a result of the supply agreement we entered into with Samsung in April 2001, it is our primary supplier of flash memory, which is the primary cost of our digital media. Shortages of flash memory may occur during times of seasonally high demand, such as the latter half of the third and first half of the fourth calendar quarters of each year. If we are unable to obtain sufficient quantities of flash memory from Samsung or from another flash memory supplier in a timely manner and at competitive prices, we will not be able to manufacture and deliver flash memory products to satisfy our customers’ requirements. Although a number of semiconductor companies have begun to manufacture flash memory that would meet our needs, Samsung and Toshiba currently control most of the market for flash memory for our products. Even if additional flash memory capacity becomes available from new suppliers, these suppliers may not be able to supply our flash memory needs at competitive prices if we cannot obtain adequate supplies from Samsung. In addition, our controllers may not support the new types of flash memory introduced by new suppliers. Even if we are able to obtain flash memory in sufficient volumes and on schedules that permit us to satisfy our delivery requirements, we cannot assure you that the prices charged by Samsung or other suppliers will enable us to compete effectively in our market. If we are unable to satisfy the requirements of our customers or supply digital media to them in the volumes they request, they will likely reduce future orders or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. If we were unable to obtain flash memory at economical prices, our gross margins would decline unless we could raise the prices of our products in a commensurate manner or offset the cost increases elsewhere. The existing competitive conditions in our industry may not permit us to do so, which would adversely impact our revenues and gross margin.

In addition, if Samsung does not offer us prices, sales terms and credit terms that are appropriate to meet our needs, we might have to seek alternate suppliers or additional financing. Furthermore, if Samsung is unable to increase its output of flash memory in a manner commensurate with our needs or manufacture flash memory that is technologically and price competitive, or if it has any interruptions in shipment for any reason, we would be unable to satisfy our customers’ requirements. For example, Samsung has been emphasizing smaller flash geometries over multi-level cell technology. If multi-level cell technology can be manufactured in volume at high yields, it could offer significant cost advantages over single-level cell technologies. If we are unable to satisfy the requirements of our customers, they may reduce any future orders or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. Samsung has from time to time considered directly entering the retail market for flash media, which would make it a direct competitor to us. Samsung and other current and potential suppliers of flash memory are located in Asia, a region that has been, and in the future may be, affected by economic and political instability that could adversely affect the price and supply of flash memory.

Our products are characterized by average selling prices that have historically declined over relatively short time periods. If we are unable to effectively manage our inventories, reduce our costs, introduce new products with higher average selling prices or increase our sales volumes, our revenues and gross margins will be negatively impacted.

Consumers continue to exert pressure on digital camera manufacturers and on us to lower prices of digital photography products, such as our digital media, to prices comparable to those of traditional photography products. Our competitors also impose pricing pressures on us, as occurred in the third quarter of 2004 and as is expected to continue through at least the remainder of 2004. Often these pricing pressures have been a result of lower flash memory costs, but if our flash memory costs increase or do not decrease at the same rate as flash card price declines, we will experience lower gross margins. In addition, because a large percentage of our sales are to a small number of customers that are primarily retail consumer chains, distributors and large OEMs, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. In the past we have significantly reduced the prices of many of our flash products from time to time, and we may need to continue to do so to remain competitive. Any reduction in prices by us will hurt our gross margin unless we can manage our internal, consignment and channel inventories and our cost structure to minimize the impact of such price declines and reduce our costs.

If we are unable to reduce our costs to offset declines in average selling prices or increase the sales volume of our existing products, our revenues and gross margins will be adversely affected. We anticipate that our average selling prices will continue to decline through at least the remainder of 2004. This may negatively impact our anticipated growth in product revenues as well as our gross margin, particularly if the decline in our average selling prices is not matched by price declines in our component costs, primarily the cost of flash memory. Furthermore, even if we experience price declines in our component costs, such price reductions could result in reduced margins when we sell products that include components in inventory which were previously purchased at a higher price.

Our unit volume has increased substantially in recent periods and has strained our operations infrastructure and our supply chain.

The number of units we manufacture on a weekly basis has increased significantly. This significant increase in growth has strained our supply chain and operational capabilities. Our contract manufacturers may not be able to manufacture product at levels necessary to sustain our increased growth. Our component suppliers may not be able to keep up with the growth in our need for parts. Our other vendors, such as those that package our products, also may have trouble meeting our additional demands on them. If we are not able to continue to accommodate this increased unit demand from our customers, we may have product shortages. If we were to have product shortages, our customers would likely cancel orders, impose penalties for late shipment or delivery cancellations, require that we use faster shipping methods which would increase our freight and fulfillment expenses or seek other suppliers to replace us.

If our component suppliers are not able to meet our demand in a timely manner, we may not be able to manufacture and package products quickly enough to meet customer demand. If this were to occur, customers would likely cancel orders or switch suppliers. In addition, if we are unable to manufacture products consistent with the timing of our component deliveries and customer needs, we may have excess inventory that would later need to be written down if component prices decrease. This challenge can be particularly acute during the fourth quarter when demand for components is high and retail customers require the delivery of large volumes of products during a narrow window of time. In addition, because the first quarter typically experiences lower demand than the fourth quarter, inventory planning becomes particularly important. If we are not able to manage our component purchases and inventory appropriately, our financial results will be negatively impacted.

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

Certain new digital cameras and other consumer devices now use digital media formats such as the xD Picture Card format, which we do not currently manufacture and do not have the right to manufacture. We currently source xD Picture Cards and certain other products from third parties. Products that we purchase and resell typically have lower product gross margins. Other digital media formats, such as the Secure Digital Card which was introduced by a consortium consisting of Matsushita, SanDisk and Toshiba, require the payment of license fees to manufacture such products. The Secure Digital Card and the xD Picture Card have rapidly gained broad consumer acceptance, and by certain market share measures, Secure Digital is now the top-selling media format. We may be unable to secure licensing arrangements that give us the right to manufacture these or other future formats on reasonable terms or at all. We believe that one of our advantages is our ability to offer retailers all major flash card formats, and if we were unable to supply all flash card formats at competitive prices or if we were to have product shortages, our gross margin would be adversely impacted and our customers would likely cancel orders or seek other suppliers to replace us.

We expect the supply of flash memory to increase substantially in 2005. Unless new applications are introduced and adopted by consumers, demand may not be sufficient to absorb this expected new supply. If this were to occur, digital media prices would decline which would likely cause our revenues and gross margins to decline. In addition, it is unclear whether new applications for flash memory, such as cellular phones, will adopt removable cards, embedded memory or some other approach. If we are unable to offer digital media products that meet the demand of such new applications, our revenues will likely be negatively impacted and we may not grow as quickly as our competitors.

If we are unable to generate increased revenue from licensing our intellectual property, our operating results would be negatively impacted.

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

More than half of our product sales in 2001, 2002, 2003, and in the first nine months of 2004 were made through distributors and retailers to which we have provided price protection. Price protection allows customers to receive a price adjustment on existing inventory when its published price is reduced. In an environment of slower demand and abundant supply of products, price declines and channel promotions expenses are more likely to occur and, should they occur, are more likely to have a significant impact on our operating results. Further, in this environment, high channel inventory may result in substantial price protection charges. These price protection charges have the effect of reducing gross sales and gross margin. We anticipate that we will continue to incur price protection charges for the foreseeable future due to competitive pricing pressures. If our price protection reserves are insufficient or we are not able to estimate future charges, our revenues and gross margins would be adversely affected in future periods. Also, if, in the future, we are unable to reasonably estimate the level of product returns or other revenue allowances for these customers, it could have a significant impact on our revenue recognition, potentially requiring us to defer the recognition of sales until these customers sell the products to their end customer. In such an event, our recognized revenue could be adversely impacted in the periods in which we implement a transition to such a basis.

We market our digital media primarily on the basis of its superior technology. If we are unable to achieve or maintain technological leadership, our revenues and gross margins would likely decline significantly.

We market our digital media primarily on the basis of its performance and technology advantage over our competitors’ products. In doing so, we have emphasized our speed and other advantages over our competitors’ products and have tried to establish ourselves as the brand of choice among professional photographers. We label our CompactFlash and some of our JumpDrive and Secure Digital Card products for sustained write speed performance in which 1x is equal to a sustained write speed of 150 kilobytes per second, nomenclature similar to that used in the CD-ROM industry. For example, our 4x CompactFlash digital media is capable of sustained write speeds of at least 600 kilobytes per second. Currently, we offer CompactFlash and certain JumpDrives with write speeds ranging from 4x to 80x. Our highest capacity card is currently 8 gigabytes. From time to time our competitors have introduced products for which they have claimed high, sustained write speeds, including write speeds faster than that of some of our own competing products. If we are unable to design and manufacture products that are technologically superior to those of our competitors or if we lose our status as a brand preferred by professional photographers, we will be unable to achieve a premium price for our products. If this were to occur, our revenues and gross margins would likely decline significantly.

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

Our primary competitors are companies that sell flash media into the mass market, photo and OEM channels. Many of these companies are manufacturers with both controller and flash memory capabilities, such as Infineon, Renesas, Samsung, SanDisk, ST Micro and Toshiba. Samsung has begun to sell flash cards in larger volumes to third parties, including to our competitors, and has publicly announced its intention to sell flash cards directly to retail customers. SanDisk and Toshiba jointly develop and manufacture both low-cost and high-performance flash memory, and Infineon, Renesas, and other well-known semiconductor companies, including Hynix, Micron and ST Micro, have recently entered the AG-AND or NAND flash markets Because flash memory represents a significant portion of the cost of flash media, flash manufacturers may have a competitive advantage and may have access to flash memory at prices substantially below the prices that Samsung or others will charge to us.

We also face significant competition from manufacturers or card assemblers and resellers that either resell flash cards purchased from others or assemble cards from controllers and flash memory chips purchased from companies such as Renesas, Samsung, ST Micro or Toshiba. These companies include Crucial, Dane-Elec, I/O Data, Delkin Devices, Feiya, Fuji, Hagiwara, Hewlett Packard, Infineon, Kingston, M-Systems, Matsushita, Memorex, Memory Plus, Micron, PNY, PQI, Pretec, Ritek, Silicon Storage Technology, SimpleTech, SMART Modular Technologies, Sony, TDK, Transcend and Viking InterWorks.

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

Furthermore, many companies have introduced USB flash drives that compete directly with our JumpDrive USB flash drive line of products. These include Apacer, Belkin, Fuji, Iomega, JMTek, KTI Networks, M-Systems, Netac, PNY, Samsung, SanDisk, SimpleTech, Sony and Trek.

We also face competition from some manufacturers of traditional film products. Fuji, for example, is a significant competitor in the digital media market. Although it does not manufacture its own digital media, with its resources and worldwide brand recognition, Fuji could be a formidable competitor for our core business.

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

If we are unable to continue to develop, competitively market and sell our JumpDrive portable flash storage product line, our revenues and gross margin would be negatively impacted.

We derive a significant portion of our revenues and gross margin from sales of our JumpDrive flash storage products. We believe that the market for flash storage will become increasingly competitive, and that these products may be differentiated, in part, by software that is sold with or on the device. If we cannot continue to successfully develop, market and sell these products, our revenues and gross margins would likely decline. If our products are defective, we may have returns of such products which would negatively impact our financial results and our reputation with consumers and retailers.

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop or enhance our products, expand our operations beyond our current expectations or respond to competitive pressures.

We believe that our cash and short-term investments of $84.4 million at September 30, 2004, as well as funds available under our bank and vendor credit facilities, will be sufficient to finance our anticipated operating activities for the next twelve months. However, we might need to raise additional funds prior to the expiration of this period to fund growth beyond our current expectations. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all. We may try to obtain additional financing by issuing shares of capital stock, convertible debt securities or warrants, which could dilute our existing stockholders, or by entering into credit agreements with lenders which may impose restrictive covenants that limit our business flexibility. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to maintain our product development schedule, respond to competitive pressures or grow our business.

If we are unable to develop and introduce, on a timely basis, new products or services that are accepted by our customers and consumers, we will not be able to compete effectively in our market.

We operate in an industry that is subject to evolving industry standards, rapid technological changes, rapid changes in consumer demands and the rapid introduction of new, higher performance products that shorten product life cycles and tend to decrease average selling prices. To remain competitive in this demanding market, we must continually design, develop and introduce new products and services that meet the performance and price requirements of our customers and consumers. For example, as the number of flash card formats proliferates, it puts significant additional strain on our engineering group to design controllers for each format. Any significant delay or failure in releasing new products or services would harm our reputation, provide a competitor a second-to-market opportunity or allow a competitor to achieve greater market share. Also, we cannot assure you that any products or services we do introduce will gain market acceptance. The introduction of new products is inherently risky because it is difficult to foresee advances in technology and the adoption of new standards, coordinate our technical personnel and strategic relationships and identify and eliminate design and product flaws. We may not be able to recoup research and development expenditures if our new products or services are not widely accepted.

We have a history of losses and may not be able to return to or sustain profitability.

As of September 30, 2004, we had an accumulated deficit of approximately $104.1 million. We had a significant loss in the second quarter of 2004 and we again had a loss in the third quarter of 2004. We cannot assure you that we will be able to return to or sustain profitability in future periods, and we will likely use cash for operations. Our ability to return to and sustain profitability depends on the rate of price decreases for our products, the growth of the markets for digital cameras and digital storage media, the extent to which our products, particularly our higher margin products, are accepted by these markets, our ability to charge a premium for our higher performance products, the success of our competitors and our ability to adequately control our operating expenses, particularly our litigation costs. We also must continue to reduce the costs of producing and selling our digital media products by controlling our internal and channel inventory, securing the best available pricing for flash memory and components used in our digital media products and reducing our manufacturing costs. If we are unsuccessful in increasing revenues from our higher margin products and controlling our operating expenses, we may not be able to achieve or sustain profitability on a quarterly or an annual basis.

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

Historically, a small number of our customers have accounted for a significant portion of our revenues. During the first nine months of 2004, sales to the five customers from which we received the greatest revenues accounted for approximately 33.6 percent of our total gross revenues. Our revenues could decline if one or more of these customers were to significantly reduce, delay or cancel their orders, decide to purchase digital media manufactured by one of our competitors, develop and manufacture their own digital media or cease operations due to the downturn in the global economy or otherwise. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

Furthermore, our revenues include sales to OEMs, some of which have elected, or may in the future decide, to compete against us in the digital media market. We expect our operating results for at least the next several years to continue to depend on sales to a relatively small number of customers.

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

We sell a significant percentage of our digital media products through retailers, most notably CompUSA, Dixons Group Plc, Office Max, Ritz Camera Centers, Target and Wal-Mart, rather than through OEMs. Sales to retailers subjects us to many special risks, including the following:

•	loss of market share if the retailers that carry our products do not grow as quickly and sell as many digital media products as the retailers that carry the digital media products of our competitors;

•	loss of business or monetary penalties if we are unable to satisfy the product needs of these customers or fulfill their orders on a timely basis;

•	increased sales and marketing expenses if we are unable to accurately forecast our customer’s orders, including, among other items, increased freight and fulfillment costs if faster shipping methods are required to meet customer demand;

•	product returns could increase as a result of our strategic interest in assisting retailers in balancing their inventories;

•	reduced ability to forecast sales;

•	reduced gross margins, delays in collecting receivables and increased inventory levels due to the increasing tendency for some retailers to require products on a consignment basis;

•	retailers may emphasize our competitors’ products over our products, or decline to carry our products; and

•	continued downward pricing pressure in the retail channel has necessitated and could continue to necessitate, price protection of the inventories of our products that many of our customers carry.

Our strategic partnership with Kodak and our ongoing relationships with OEM customers pose significant challenges for us, and if we are unable to manage these relationships, our business and operating results will be adversely affected.

We have entered into an exclusive multi-year agreement with Kodak under which we will manufacture and distribute a full range of KODAK branded memory cards. This transition to the Kodak business could adversely affect our revenues and gross margins if we are, among other things, unable to:

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

In the future, a significant portion of our revenue may be derived from sales of digital media under the Kodak brand. If we were to lose the rights to sell products under that brand, our financial results could be significantly negatively impacted.

In addition, our business may also be negatively impacted if we are unable to manage our existing relationships with our OEM customers. Our OEM customers include many large domestic and international companies that have greater financial resources and bargaining power than we do. As a result, our agreements with some of these customers include restrictions and commitments that could adversely affect our revenues and gross margins. These contractual provisions include, among others: guaranteed pricing and price protection; commitments to supply product at the customer’s requested volumes; penalties for late shipment, delivery cancellation or failure to meet certain quality assurances; agreements not to sue, or assert our intellectual property rights against, such customers; and limitations on our ability to terminate such agreements.

Because we depend on single suppliers for some key components and products and do not have long-term supply contracts with those suppliers, we are exposed to a number of risks, including potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. In addition, not all of these suppliers provide us with indemnification for their products, so we also face the risk that our margins and operating results would be severely negatively impacted if such products infringe the intellectual property rights of a third party or if we are found to owe license fees or royalties relating to these products.

We have a sole source of supply for certain components in our digital media. Because we depend on single suppliers for certain key components, and do not have a long-term supply contract with these suppliers, we face the risk of inadequate component supply, price increases, late deliveries and poor component quality. Any supplier may terminate their relationships with us or pursue other relationships with our competitors, and if we were to lose our relationship with these single suppliers, the lead time required to qualify new suppliers could be as long as three months. Also, if we lose our single suppliers or these suppliers are otherwise unable to satisfy our volume and delivery schedule requirements, it may be difficult to locate any suppliers who have the ability to develop, manufacture and deliver the specialized components we need for our products. If we are unable to accurately predict our supply needs, or if our supply of components is disrupted, our reputation may be harmed and we may lose existing customers, incur penalties imposed by existing customers or be unable to attract new customers.

We also do not currently manufacture certain digital media formats, such as the xD Picture Card and currently purchase such cards from third parties for resale. We do not have long-term supply contracts with all of these suppliers, and therefore face the risks of inadequate supply, price increases, late delivery or unavailability and the need to maintain buffer inventory. If our supply of such products is disrupted, we will lose existing customers and may be unable to replace them or to attract new ones. Not all of our suppliers provide us with indemnification regarding such sales. Other suppliers impose limits on their indemnification obligations. If such products infringe the intellectual property rights of a third party or if we are found to owe license fees or royalties relating to these products, our margins and operating results would be severely negatively impacted.

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

We have entered into a supply agreement with UMC under which we are obligated to provide UMC with a rolling forecast of our anticipated purchase orders. Such forecasts may only be changed by a certain percentage each month. This limits our ability to react to significant fluctuations in demand for our products. Our current supply agreement with UMC will terminate, unless extended by mutual agreement, on December 31, 2004. If we do not extend the agreement, we intend to continue to purchase controllers from UMC on a purchase order basis. In that event, UMC would have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of UMC, and UMC could reallocate capacity to other customers on short notice, even during periods of high demand for our products. If UMC were to become unable or unwilling to continue manufacturing our controllers in the required volumes, at acceptable quality, yields and prices, and in a timely manner, we might not be able to meet customer demand for our products, which could limit the growth and success of our business. We have qualified other fabs, but we cannot assure you that they will have sufficient capacity to accommodate our demand at any particular time.

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

Our flash cards are primarily assembled and tested by PC Partner in China; Venture Manufacturing Services in Singapore and Indonesia; and Vitron in the United States. We do not have a long-term agreement with Vitron, Venture Manufacturing or PC Partner and typically obtain services from them on a per order basis. Additionally, our controllers are assembled, tested and packaged primarily by Advanced Semiconductor Engineering in Taiwan and Advanced Interconnection Technologies in Indonesia and in the United States. Our reliance on these subcontractors involves risks such as reduced control over delivery schedules, quality assurance, inventory levels and costs. These risks could result in product shortages or increase our costs of manufacturing, assembling or testing our products. If these subcontractors are either unable or unwilling to continue to provide assembly and test services and deliver products of acceptable quality, at acceptable costs and in a timely manner, we would have to identify and qualify other subcontractors. This could be time-consuming and difficult and result in unforeseen operations problems.

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

Our future success will depend to a significant extent on the continued services of our key employees, including Eric B. Stang, our Chairman of the Board of Directors, President and Chief Executive Officer, and Petro Estakhri, our Chief Technology Officer and Executive Vice President of Engineering, as well as the other members of the executive staff. Our success will also depend on our ability to attract and retain qualified technical, sales, marketing, finance and managerial personnel. If we are unable to find, hire and retain qualified individuals, we may have difficulty implementing portions of our business strategy in a timely manner, or at all.

We may experience difficulty in hiring and retaining candidates with appropriate qualifications. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to existing stockholders and, if an existing draft accounting pronouncement issued by the FASB is implemented, would require us to record compensation expense related to such grants, which would result in lower reported earnings. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which could harm our operating results. If we do not succeed in hiring and retaining candidates with appropriate qualifications, we will not be able to grow our business.

We are currently involved in stockholder litigation, which could have a negative impact on our business, operating results, financial position and liquidity.

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

Total net revenues outside of the United States accounted for approximately 41.1 percent of our total net revenues for the nine months ended September 30, 2004. We generated a majority of our international revenues from product sales in Europe and from product sales and licensing agreements in Asia. The European and Asian markets are intensely competitive. One of our principal growth strategies is to expand our presence in this and other international markets both through increased international sales and strategic relationships. For example, we are expanding distribution of our products into Latin America, China, India, Malaysia, Indonesia, the Middle East, Russia and Eastern Europe. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our net revenues in future periods. Accordingly, we are subject to international risks, including:

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

Increases in the value of the United States dollar relative to foreign currencies could cause our products to become less competitive in international markets and could adversely affect our operating results. Although the sales of our products are denominated primarily in United States dollars, we also have product sales denominated in British pounds, Euros and other European currencies, as well as the Japanese yen. To the extent our prices are denominated in foreign currencies, particularly the British pound, the Euro and Japanese yen, we will be exposed to increased risks of currency fluctuations.

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

Our financial results may be affected by mandated changes in accounting and financial reporting.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we will be required to furnish a report on our internal control over financial reporting. Such report will contain an assessment by our management of the effectiveness of our internal controls and a statement that our auditors have attested to and reported on management’s evaluation of internal controls. In this regard, Section 404 requires internal controls consistent with the guidelines issued by the Public Company Accounting Oversight Board.

We have been working to complete our assessment of the effectiveness of our internal controls over financial reporting by the time we are required to file our next Annual Report on Form 10-K. While we do not believe that our assessment has identified any material weaknesses in our internal controls, our documentation and testing to date have identified areas in the documentation and design of internal controls over financial reporting that we believe we should enhance and have been in the process of addressing. Our independent auditors have likewise been working to evaluate our assessment and to test the design and operating effectiveness of our internal controls over financial reporting.

Since this is the first ever implementation of the new Section 404 requirements, it is difficult for us or our independent auditors to predict how long it will take to complete the assessment of the effectiveness of our internal controls over financial reporting, including the final evaluation of the significance of any control deficiencies. This results in a heightened risk of unexpected delays and obstacles to completing the project on a timely basis. Accordingly, tight project management to continually gauge the status of the effort and ensure that it stays on schedule is critical to success.

While we anticipate that we will be able to comply on a timely basis with these requirements, unforeseen delays may occur which could prevent us from achieving timely compliance. If we fail to complete our evaluation on a timely basis and in a satisfactory manner, or if our independent auditors are unable to attest on a timely basis, or at all, to the adequacy of our internal controls, we could be subject to regulatory proceedings or lose investor confidence in the accuracy and completeness of our financial reports, either of which could have an adverse effect on our stock price.

Risks Related to Our Industry

Our business will not succeed unless the digital photography market continues to grow and is accepted by professional, commercial and consumer users.

We currently depend on sales of digital media and connectivity products to digital camera owners for a substantial portion of our revenues, which exposes us to substantial risk in the event the digital photography market does not grow rapidly. The digital photography market has been rapidly evolving and there are now signs that the market is maturing. The success of this market depends on many factors, including:

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

Although other applications such as USB storage devices, cell phones, personal digital assistants and MP3 players may consume large volumes of flash cards in the near future, today the digital photography market remains the primary driver of demand for flash cards. However, if these new applications do not develop, demand for our products may not increase at the same rates as they have in the past. At the present time, it is unclear whether these new applications will use or continue to use removable digital media. Cell phones, for example, could use embedded rather than removable storage. In addition, USB storage devices, cell phones or MP3s could use miniature hard disk technologies rather than flash based digital media. Such developments would likely result in a reduction of anticipated future demand for aftermarket card sales thereby negatively impacting our revenues, revenue growth and gross margins. If the digital photography market does not continue to grow and be accepted by professional, commercial and consumer users, or if any reduction in demand in digital photography is not absorbed by other new applications, our revenues will be adversely affected.

General economic conditions, political and military conditions associated with current worldwide conflicts and similar events may prevent consumers from purchasing our products, and reduced demand for digital media and related products may prevent us from achieving targeted revenues and operating results.

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

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and other methods to protect our proprietary technologies. As of October 31, 2004, we had been granted or allowed 79 patents in the United States and other countries and had more than 93 pending United States and foreign patent applications. We cannot assure you, however, that:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk.    We sell our products primarily to customers in the U.S. and, to a lesser extent, Europe, Japan, Canada and other countries. Most of our sales are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our sales will be denominated in British pounds, the Japanese yen, the Euro, the Canadian dollar, the Australian dollar and the Hong Kong dollar and possibly Latin American currencies. Foreign currency denominated revenues were approximately 28.2 percent and 14.7 percent of our total product revenues for the nine months ended September 30, 2004 and 2003, respectively. We purchase our products and the materials and services to build our products primarily from vendors in Korea, Taiwan, Indonesia, China, the United States, Germany and Japan. Most of these costs are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our costs will be denominated in the Euro, Japanese yen, the Australian dollar, Hong Kong dollar and possibly other currencies. Foreign currency denominated costs were approximately 6.4 percent and 4.3 percent of our cost of product revenues for the nine months ended September 30, 2004 and 2003, respectively. As a result, it is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar rises in comparison to the local currency, which may make it more difficult to sell our products in that market. Conversely, the prices of our products would become less expensive in a particular foreign market if the value of the U.S. dollar falls in comparison to the local currency, which may make it easier to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. These risks could become more significant as we expand business outside the U.S. or if we increase sales in non-U.S. dollar denominated currencies.

We have adopted and implemented a hedging policy to mitigate these potential risks. We use forward contracts to mitigate the exposures associated with certain net foreign currency asset or liability positions. However, we cannot assure you that any policies or techniques that we have implemented, or may implement in the future, will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes. During the nine months ended September 30, 2004, we entered into hedges on intercompany payables denominated in the British pound and Japanese yen. During the nine months ended September 30, 2004, the foreign currency exposures on our net asset and liability positions were not fully hedged. For the nine months ended September 30, 2003, net foreign exchange gain on our foreign currency net asset and liability positions was $1.0 million and was offset by losses on hedging transactions of approximately $1.6 million. For the nine months ended September 30, 2004, net loss on our foreign currency net asset and liability positions was $0.4 million, which was increased by net losses on hedging transactions of $0.1 million. As of September 30, 2004, we held forward contracts with an aggregate notional value of $72.3 million to hedge the risks associated with forecast British pound and Japanese yen denominated assets and liabilities. At September 30, 2004, our aggregate exposure to non-U.S. dollar currencies, net of currency hedge contracts, was approximately $36.2 million. If, at September 30, 2004, we applied an immediate 10 percent adverse move in the levels of foreign currency exchange rates relative to these exposures, we would incur a foreign exchange loss of approximately $3.6 million.

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we earn on our investments. The risk associated with fluctuating interest rates impacts all of our investments because of the short duration of the investments. Accordingly, our interest rate risk is primarily related to our cash-, cash equivalents and short-term investments, which amounted to $84.4 million at September 30, 2004. At September 30, 2004, we had no amounts outstanding under our facility with Wells Fargo Bank. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk and market risk. We plan to mitigate default risk by investing in investment-grade securities. We invest in investment-grade, short-term securities-to limit our market risk.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at September 30, 2004. Actual results may differ materially.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our President and Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved. We have been working to complete our assessment of the effectiveness of our internal controls over financial reporting by the time we are required to file our next Annual Report on Form 10-K as required by Section 404 of the Sarbanes-Oxley Act of 2002. While we do not believe that our assessment has identified any material weaknesses in our internal controls, our documentation and testing to date have identified areas in the documentation and design of internal controls over financial reporting that we believe we should enhance and have been in the process of addressing. Our independent auditors have likewise been working to evaluate our assessment and to test the design and operating effectiveness of our internal controls over financial reporting. Although our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, we continue to enhance our controls by hiring additional qualified personnel in key financial areas and by automating a number of procedures.

While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Claim construction in our litigation against Toshiba was held in August 2004. We are now waiting for the Court’s ruling. Our litigation against Fuji, Memtek and PNY will be stayed until after claim construction with Toshiba has been completed. Fact discovery will begin after the Court issues its ruling on claim construction.

On October 1, 2003, we reached a settlement agreement with Ritek Corporation, which supplied Fuji with CompactFlash™ cards between 2001 and 2002. Under the terms of the agreement, Ritek made a one-time payment for past damages. We have not given Ritek a license to any of our patents going forward.

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

As discussed above, this case has been coordinated for discovery purposes with our litigation against Pretec, PNY, Memtek and C-One. On September 17, 2003 and October 1, 2003, the Court held two scheduling hearings for all of these matters. As a result of these hearings, the Court determined that our patent claims against Toshiba will be heard in an initial phase. In August 2004, the Court held the claim construction hearing for this matter, and we are now waiting for the Court’s ruling. The patents at issue in this second phase will be Lexar’s U.S. Patent Nos. 5,479,638, entitled “Flash Memory Mass Storage Architecture Incorporation Wear Leveling Technique,” 6,145,051, entitled “Moving Sectors Within Block of Information in a Flash Memory Mass Storage Architecture,” 6,397,314, entitled “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash Memory Device,” 6,202,138, entitled “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash,” 6,262,918, entitled “Space Management For Managing High Capacity Nonvolatile Memory,” and 6,040,997, entitled “Flash Memory Leveling Architecture Having No External Latch.” Our litigation against Fuji, Memtek and PNY will be stayed until after claim construction with Toshiba has been completed. Fact discovery will begin after the Court issues its ruling on claim construction.

Lexar Media, Inc. v. Toshiba Corporation, Toshiba America, Inc. and Toshiba America

On November 4, 2002, we filed a lawsuit in Santa Clara County Superior Court against Toshiba Corporation, Toshiba America, Inc. and Toshiba America alleging theft of trade secrets and breach of fiduciary duty. We later filed an amended complaint to add violation of California Business and Professions Code Section 17200 and to drop without prejudice claims against Toshiba America, Inc. The basis of the allegations is that since our inception in 1996, and including the period from 1997 through 1999 when Toshiba was represented on our Board of Directors, Toshiba had access to and was presented with details of our strategy as well as our methods of achieving high performance flash devices that Toshiba has now incorporated into its flash chips and flash systems. We are seeking damages as well as an injunction against Toshiba. Fact discovery has ended, and Toshiba has filed a motion for summary judgment. The Court has tentatively scheduled a summary judgment hearing for this matter in January 2005 and has set a trial date in the first quarter of 2005.

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

The Court has tentatively scheduled a claim construction hearing date for this matter in November 2004.

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

As discussed above, this case has been coordinated for discovery purposes with our litigation against Toshiba. On September 17, 2003 and October 1, 2003, the Court held two scheduling hearings for all of these matters. As a result of these hearings, the Court determined that the litigation will be sequenced beginning with the Toshiba matter. Claim construction in our litigation against Toshiba was held in August 2004. We are now waiting for the Court’s ruling. Our litigation against Pretec, Memtek and C-One will be stayed until after the claim construction with Toshiba has been completed. Fact discovery will begin after the Court issues its ruling on claim construction.

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

Stockholder Litigation

On May 21, 2004, we, along with our Chief Executive Officer and Chief Financial Officer, were named as a defendant in a federal class action in the United States District Court for the Northern District of California. That action was brought allegedly on behalf of a class of plaintiffs who purchased our common stock between July 17, 2003 and April 16, 2004, inclusive, and asserted claims under Sections 10(b) and 20(a) of the Exchange Act, as well as Rule 10b-5 promulgated thereunder, based principally on allegations that we made misrepresentations regarding our business. Six similar class actions have since been filed in the Northern District of California. The Court has appointed a lead plaintiff and ordered that those actions to be consolidated. In October 2004, plaintiffs filed a consolidated amended complaint. We believe the plaintiffs’ claims are without merit and intend to contest them vigorously. On June 4, 2004, a stockholder derivative lawsuit was filed in the Superior Court of the State of California, Alameda County, in which we are a nominal defendant and certain of our officers and directors are defendants. A substantially identical derivative action was filed thereafter in the same court. The derivative actions are based on allegations substantially similar to those in the federal class actions. We have filed a motion to stay the state court derivative actions pending disposition of the federal class actions as well as a demurrer requesting that the judge dismiss the case on the basis of demand futility.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Exhibit

10.1	Form of stock option agreement.

10.2	Form of executive stock option agreement.

10.3	Form of director stock option agreement

10.4	Form of stock option agreement for United Kingdom employees.

10.5	Form of non-employee stock option agreement.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEXAR MEDIA, INC.

/s/ BRIAN T. MCGEE
Brian T. McGee Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: November 9, 2004

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1	Form of stock option agreement.

10.2	Form of executive stock option agreement.

10.3	Form of director stock option agreement

10.4	Form of stock option agreement for United Kingdom employees.

10.5	Form of non-employee stock option agreement.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.