Form 10-K
period 2004-12-31
LEXAR MEDIA INC
filed 2005-03-31
CIK 1058289

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31103

LEXAR MEDIA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0723123
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

47300 Bayside Parkway, Fremont, California	94538
(Address of Principal Executive Offices)	(Zip Code)

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

As of June 30, 2004, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price for the Registrant’s common stock as quoted by The Nasdaq National Market on that date) was approximately $492 million.

As of March 21, 2005, there were 79,701,327 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding. This is the only outstanding class of stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in June 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K.

LEXAR MEDIA, INC.

FORM 10-K

For The Year Ended December 31, 2004

The Lexar name and logo are trademarks that are federally registered in the United States. The titles and logos associated with our products appearing in this report, including ActiveMemory, Image Rescue, JumpDrive, JumpGear, LockTight and TouchGuard, are either federally registered trademarks or are subject to pending applications for registration. Our trademarks may also be registered in other jurisdictions. Other trademarks or trade names appearing elsewhere in this report are the property of their respective owners.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve substantial risks and uncertainties, including, among other things, statements regarding our liquidity, our anticipated revenue and costs and expenses and our planned business strategy. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project” or “continue” and variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. The risk factors contained in this report in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks That Could Affect Future Results,” as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in 2005.

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

Company Overview

We design, develop, manufacture and market high-performance digital media, as well as other flash based storage products for consumer markets that utilize digital media for the capture and retrieval of digital content for the digital photography, consumer electronics, industrial and communications markets. Our digital media products include a variety of flash memory cards with a range of speeds, capacities and special features to satisfy the various demands of different users of flash cards. To address the growing market for compact digital data and media storage solutions, we also market our JumpDrive® products, which are high-speed, portable Universal Serial Bus, or USB, flash drives for consumer applications that serve a variety of uses, including floppy disk replacement, as well as our line of digital music players, which are both portable MP3 players and storage devices. In addition, we market a variety of connectivity products that link our media products to PCs and other electronic host devices. We also license our proprietary controller technology and sell controllers to other manufacturers of flash storage media.

Our digital media products enable customers to capture digital images and download them quickly to a personal computer for editing, distributing and printing. We offer flash cards in all major media formats currently used by digital cameras and other electronic host devices: CompactFlash, Memory Stick, Memory Stick Duo, Memory Stick PRO, Secure Digital Card, mini Secure Digital, MultiMediaCard, Reduced-Size MultiMediaCard and the xD Picture Card.

Many of the CompactFlash, Memory Stick and JumpDrive products that we manufacture incorporate our patented controller technology. Other flash cards, including the Secure Digital Card and some of our JumpDrive products, incorporate third party controllers that we purchase and combine with flash memory from our suppliers which are then assembled into a flash card by our manufacturing partners. A third category of products, including Memory Stick PRO products and the xD Picture Card, are products that we do not currently manufacture, but purchase and resell from our suppliers.

A flash memory controller determines, among other things, the manner in which data is written to, and read from, the flash memory and is important in determining the overall performance of the flash card. We believe our high-performance flash cards can record data faster than other cards available on the market. This performance advantage is particularly noticeable when used in advanced digital cameras that can take advantage of our digital media’s write speed, or the rate at which our digital media can capture a digital image. It is also particularly noticeable when transferring large amounts of data to our large capacity JumpDrive products.

Our JumpDrive product line consists of portable data storage devices that link to a personal computer through a USB connection to allow customers to easily store, transfer and carry data. We introduced and began generating revenue from our JumpDrive products during 2002, and we now market and sell several different JumpDrive models, including JumpDrive Elite, JumpDrive Expression, JumpDrive Lightning, JumpDrive Photo, JumpDrive Pro 80X, JumpDrive Secure, JumpDrive Sport, JumpDrive TouchGuard™ and JumpDrive Traveler. We intend to continue to expand our JumpDrive product line in 2005.

We entered the MP3 player market in the fourth quarter of 2003 with the introduction of JumpDrive Music, a USB flash drive that is also a full-featured MP3 player. In addition, we offer JumpGear MP3, a digital music player that utilizes our JumpDrive Sport flash drive as its storage medium, and the LDP-400 and LDP-600 digital music players. We intend to expand our digital music player product line in 2005.

Our digital media reader/writers are products that facilitate the transfer of digital images and other data files to personal computers and other host devices without a direct connection to the digital camera.

Our flash memory controller technology can also be applied to a variety of consumer electronic applications, such as digital music players, laptop computers, personal digital assistants, telecommunication and network devices, digital cameras and digital video recorders. In order to extend our technology into these markets, we have selectively licensed our products and technology to third parties in business sectors such as data communications, telecommunications, industrial, computing and embedded markets. We have also initiated litigation and have taken other means to protect our technology and increase our licensing revenues.

Our principal executive offices are located at 47300 Bayside Parkway, Fremont, California 94538, and our telephone number is 510-413-1200. Our website address is www.lexar.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge, through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Our Products and Services

Flash Media.    We offer flash media in a variety of speeds and capacities to satisfy the various demands of different users of flash cards. We are one of only two companies to offer all major media formats currently used by digital cameras and other electronic host devices: CompactFlash, Memory Stick, Memory Stick Duo, Memory Stick PRO, Secure Digital Card, mini Secure Digital, MultiMediaCard, Reduced-Size MultiMediaCard and the xD Picture Card. Each of these types of flash cards is referred to as a distinct “form factor.” Each form factor generally is of a unique size and has a different set of connections to its intended host device. For example, a Memory Stick is approximately the size of a piece of chewing gum, while a Secure Digital Card is approximately the size of a postage stamp. A device that takes a Memory Stick would not typically be able to accept a Secure Digital Card, as the cards are physically and mechanically incompatible. At this time, Sony products accept primarily the Memory Stick format, cameras manufactured by Fuji and Olympus accept primarily the xD Picture

Card and cameras sold by other manufacturers (such as Nikon, Canon or Kodak) generally accept either CompactFlash or Secure Digital formats. A number of cell phone manufacturers have recently introduced products that accept Memory Stick Duo, mini Secure Digital, MultiMediaCards, Reduced-Size MultiMediaCards, and, on a more limited basis, a new industry form factor which we do not currently offer called TransFlash. Over the last few years, the Secure Digital Card has generally increased its market share while CompactFlash has decreased on a relative basis to other form factors. Our digital media is compatible with substantially all digital cameras, and we guarantee purchasers of our products that our digital film will work seamlessly with any product that uses the particular form factor. During 2004 we also announced a new form factor that we plan to introduce called a Universal Flash Card, or UFC. This form factor has dimensions similar to a flash card but is designed to operate like a USB flash drive.

In addition to offering flash memory cards in a variety of speeds and capacities, we are also offering more advanced features in some of our flash media card products, such as Write Acceleration, or WA, technology, the ActiveMemory™ System and LockTight™ CompactFlash. Our Write Acceleration technology is designed to provide additional performance advantages when enabled by firmware residing in both the digital camera and CompactFlash card. When a WA-enabled camera detects a WA-enabled card, the two are able to transfer data with less overhead, thereby increasing write speed. WA-enabled cameras include certain models of Kodak Professional, Nikon, Olympus, Pentax, Sanyo and Sigma digital cameras. Our ActiveMemory System is a technology designed to optimize digital photography workflow to enable enhanced productivity in and out of the photo studio. ActiveMemory-enabled Professional CompactFlash cards enable photographers to store user preferences and host device settings in a protected area on the card. Our LockTight technology is a digital image security solution that utilizes 160-bit encryption technology, using the SHA-1 (Secure Hash Algorithm). Central to our LockTight CompactFlash is an easy-to-use software tool for establishing security settings on the memory card and corresponding digital camera. Digital content stored on the memory card can only be accessed via the digital camera with the corresponding encryption key or via a personal computer with a valid username and password. Flash memory cards enabled with our Write Acceleration, ActiveMemory and LockTight technologies are compatible with substantially all digital cameras, even if such cameras are unable to take advantage of these advanced features.

In the second quarter of 2004, we entered into an exclusive, multi-year agreement with Eastman Kodak whereby we offer digital media for sale to customers under the Kodak brand name on a worldwide basis. We began introducing such products in the third quarter of 2004 and expect Kodak branded products to increase as a percentage of our revenues during 2005.

To address the growing market for compact digital data and media storage solutions, we also market our JumpDrive products. We introduced and began generating revenue from our JumpDrive products during 2002, and we now market and sell several different JumpDrive models in a range of sizes, memory capacities, speeds and functionality, to target specific consumer needs. Our JumpDrive products include the following:

•	JumpDrive Lightning—our premium JumpDrive product, which offers a 120x (18MB/sec) minimum sustained write speed capability and a 160x (24 MB/sec) minimum sustained read speed capability, password protection, 256-bit AES encryption and file synchronization;

•	JumpDrive Photo—ideal for carrying and transferring large photo files, this JumpDrive includes our Image Rescue™ 2.0 image recovery software;

•	JumpDrive Pro 80X—a high capacity, high-speed USB 2.0 compliant version of JumpDrive;

•	JumpDrive Secure—a rugged, portable USB storage device with encrypted password protected security software for PCs and Macs, which is designed to protect data from unauthorized access;

•	JumpDrive TouchGuard—a USB flash drive with an integrated biometric fingerprint sensor to authenticate a user’s identity and provide easy access to secured files and password protected web sites;

•

JumpDrive Traveler—which offers portable email, file synchronization and private Internet browsing, allowing users to both browse the Internet without leaving history or session information on the host computer and save their Internet settings, including bookmarks, site history and temporary files, for access to such settings on other computers; and

•	JumpDrive Elite, JumpDrive Expression and JumpDrive Sport—which feature USB 2.0 file transfer speeds and stylish designs.

We also offer digital music players with a variety of features, including JumpDrive Music, a USB flash drive that is also a full-featured MP3 player, JumpGear MP3, a digital music player that utilizes our JumpDrive Sport flash drive as its storage medium, the LDP- 400, a compact digital music player and USB flash drive combined into one unit, and the LDP-600, a full-featured digital music player with a built-in FM radio tuner and integrated FM transmitter. In addition, we have recently announced the expansion of our digital music player product line with the introduction of the economical LPD-200, an MP3 player with removable Secure Digital Card for storage, and the LDP-800, a high performance digital music player with a built-in FM radio tuner, integrated FM transmitter and voice recorder.

We label some of our CompactFlash, Secure Digital and JumpDrive products with write speed performance in which 1x is equal to a sustained write speed of 150 kilobytes per second, nomenclature similar to that used in the CD-ROM industry. For example, our 4x CompactFlash digital film is capable of minimum sustained write speeds of at least 600 kilobytes per second. Currently, we offer CompactFlash, Secure Digital and JumpDrive flash drives capable of minimum sustained write speeds up to 80x, 32x and 120x, respectively.

Digital media sales represented 96.9% of our gross revenues in 2004, 91.9% of our gross revenues in 2003, and 85.4% of our gross revenues in 2002.

Connectivity, Software and Other Products.    We offer a broad line of digital media reader/writers. Our reader/writer products facilitate the transfer of digital images and other data files directly to personal computers or other host devices through a USB or Firewire port without a direct connection to the digital camera. We have also announced the introduction of our Professional CompactFlash readers that are designed for concurrent downloads of data and are capable of supporting our ActiveMemory System, which can improve data transfer and project workflow. We also offer software products, including our Image Rescue 2.0 software, that recover lost or deleted image files (JPEG, TIFF and RAW) from a CompactFlash card, even if the card has become corrupted. We are also the exclusive distributor of Photo Mechanic software from Camera Bits, a fast and easy-to-use image browser for digital camera files. In addition, we offer our Professional Card Wallet for organizing and categorizing multiple memory card products.

Controllers/Licensing.    In certain instances, we sell our controllers as a stand-alone product to original equipment manufacturers, or OEMs. These customers primarily target adjacent markets such as industrial or commercial computers. These customers typically integrate our high-performance controller into their business sectors such as data communications, telecommunications, industrial, computing and embedded markets. We also sell the controllers for our flash drives to customers who integrate these controllers in their USB flash drives and market them primarily to major personal computer OEM customers. Generally, our agreements with our controller customers have a one-year term and are automatically renewed for an additional one-year term unless either party provides the other party with written notice of non-renewal at least 90 days prior to the end of the one-year term. We also provide the purchaser with a one-year warranty and intellectual property indemnification.

We believe that our controllers have competitive advantages in speed, cost and compatibility. We further believe that a number of the solid-state storage controllers currently on the market infringe our patents, and we are in litigation or negotiations with a number of such companies involved in such infringement.

Our controller technology and products can also be used in a number of emerging markets other than digital film, which require high-performance, low power and durable data storage, including the following:

•	mobile computing such as notebooks, handheld personal computers and personal digital assistants;

•	internal or external storage for personal computers and mobile phones;

•	networking applications such as routers and switches;

•	data communications devices;

•	consumer digital applications such as MP3 players, digital cameras and digital video recorders, electronic books, Internet appliances and television;

•	automotive applications such as navigation systems;

•	government applications such as flight recorders and field computers; and

•	general industrial applications such as retail checkout systems, meters, test equipment, sensing and medical instruments.

Our controller technology can also be used for industrial CompactFlash, certain PC Cards, USB flash drives and other flash memory based storage applications.

In April 2001, we finalized a license agreement with Samsung Electronics Co., Ltd. Under the license agreement, Samsung entered into a royalty-bearing license for our technology for some of their products. We received the first payment under the license agreement in April 2001. The license payments were primarily fixed through the first three years of the agreement and were to become variable thereafter based on the types and volumes of flash cards sold by Samsung. In March 2002, we terminated our prior license agreement with Samsung and executed a new license agreement that renewed and extended the prior license. Under this new agreement, Samsung prepaid fixed royalties due under the prior license agreement at a 5% discount rate. Samsung also paid additional licensing fees for expanded rights to license our technology. The license payments from Samsung were fixed through the first eight quarters of the agreement through March 31, 2004. After that date, any license payments from Samsung became variable-based. Whether we will be paid any royalties under the variable-based royalty obligations depends on many factors, including which flash products Samsung manufactures and sells and in what volumes, as well as our relative market share and our aggregate purchases from Samsung. Since March 31, 2004, variable-based royalties from Samsung under this agreement have been minimal, and we expect that trend to continue for the foreseeable future.

We also have license agreements with Samsung and Sony. Unless extended, the Samsung license agreement terminates in March 2006. Prior to termination, either party can terminate the agreement only in the event of the other party’s breach of the agreement, our supply agreement with Samsung or bankruptcy. We have the right to assign this license in the event we are acquired. We do not provide any intellectual property indemnification to Samsung under the license agreement. Unless extended, the Sony license agreement terminates in March 2010. Prior to termination, either party can terminate the agreement only in the event of the other party’s breach of the agreement, the other party’s challenge to the validity of the licensed technology or the other party’s bankruptcy. We have the right to assign this license in the event we are acquired. We do not provide any intellectual property indemnification to Sony under the license agreement.

As we license our patents to certain of our competitors, competition will increase and may harm our business, financial condition and results of operations. Currently we are engaged in licensing discussions and/or litigation with several of our competitors. There can be no assurance that we will be successful in concluding licensing agreements or resolve these litigation matters under terms that are favorable to us, or at all.

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

Our growth in the retail channel was a major factor in the significant increase in our product revenues during 2004. Increased sales into the retail market continued to introduce an element of seasonality to our business. For example, our retail shipments typically increase significantly in our fiscal fourth quarter due to seasonal consumer demand during the holidays.

We currently sell our products in the United States, Europe, Asia and other parts of the world, either directly, through our wholly owned subsidiaries located in Japan and the U.K., or through international distributors. We also have sales and marketing offices in Australia, Hong Kong, Shanghai and Singapore. We also market our products directly to end users through our website. In connection with the majority of our distributor sales, we pay commissions to independent contractors based upon the sales to their clients from our distributors. In addition, we do business with certain of our customers on a consignment basis.

To support our sales efforts, we conduct marketing programs designed to educate our target markets about the differences in digital media offerings. Our retail marketing programs include merchandising programs, in-store promotions, trade events, involvement with certain well-known professional photographers and photography companies, and print advertising.

Customers

Our customers include retailers, distributors, OEMs and licensees. During 2004, revenues from one customer, Wal-Mart, represented greater than 15% of our gross revenues.

During 2004, approximately 41.6% of our total net revenues were generated by customers outside the United States, consisting of approximately 22.4% from Europe, 6.0% from Canada, 3.0% from Japan and 10.2% from other countries.

We protect some of our customers against the effects of price decreases on their inventories. Accordingly, if we reduce our prices, we pay certain distributors and consumer retailers the difference between the price paid for the product still in their inventory and the reduced price. Additionally, many of our retail customers and distributors have the right to return limited amounts of products still in their inventory for credit. We are currently asking many of our customers to accept price increases on certain products to better align our selling prices with our cost structure. We may be required to take back large quantities of unsold customer inventory from them, particularly if they decide to terminate their relationship with us and purchase from other vendors. We also offer in-store and mail in rebates to end-users through some of our customers.

Competition

Our industry is characterized by intense competition, supply shortages or oversupply, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. Our existing competitors include many large domestic and international companies that have longer operating histories and have or may have greater brand name recognition, greater access to flash memory, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with retailers, OEMs and end users.

We compete with semiconductor companies that manufacture and sell flash memory chips or flash memory cards. These include Hynix Semiconductor Inc., Infineon Technologies AG, Micron Technology Inc., Renesas Technology Corp. (a joint venture between Hitachi and Mitsubishi), Samsung, SanDisk Corporation, ST Micro, and Toshiba Corporation. SanDisk and Toshiba jointly develop and manufacture both low-cost and high-performance flash memory through their Flash Vision joint venture. Because flash memory represents a significant portion of the cost of flash media, SanDisk and other flash manufacturers may have a competitive advantage and may have access to flash memory at prices substantially below the prices that our suppliers charge to us. SanDisk has other competitive advantages in that it also collects substantial royalties pursuant to license agreements with Samsung and others. SanDisk also collects royalties, through the SD Association, on the manufacture and sale of SD Cards. In conjunction with the SanDisk/Samsung license agreement, SanDisk has announced that Samsung sells flash to SanDisk at very favorable pricing.

We also face significant competition from manufacturers or card assemblers and resellers that either resell flash cards purchased from others or assemble cards from controllers and flash memory chips purchased from companies such as Renesas, Samsung or Toshiba into flash cards. These companies include Crucial Technology, Dane-Elec Memory, Delkin Devices Inc., Feiya Corporation, Fuji, Hagiwara Sys-Com Co., Ltd., Hewlett Packard Company, Data I/O Corporation, Infineon, Kingston Technology Company, Inc., M-Systems, Matsushita Electric Industrial Co., Ltd., Memorex Products, Inc., Memory Plus, Inc., Micron, PNY Technologies Inc., PQI Corporation, Pretec Electronics Corp., Ritek Corporation, Samsung, SanDisk Corporation, Silicon Storage Technology, Inc., SimpleTech, Inc., SMART Modular Technologies, Inc., Sony Corporation, TDK Corporation, Transcend Information Inc., Viking InterWorks and many others.

In addition, an increasing number of companies are manufacturing their own controllers, including Genesys Logic, Inc., Hyperstone AG, Prolific Technology Inc., SanDisk, Sigmatel, Inc., Silicon Storage Technology, SMI, Solid State System Co. Ltd., Sony, and Zoran Corporation. Such companies either combine their controllers with flash memory from third parties to manufacture their own flash cards or sell their controllers to third parties who use them to assemble flash cards. Additionally, major semiconductor companies such as, Infineon, Micron, Renesas, Samsung, ST Micro, and Toshiba have also developed or are currently developing their own controllers that will likely compete with our controller and/or card sales.

Furthermore, many companies have introduced USB flash drives that compete directly with our JumpDrive line of products. These include Apacer, Inc., Belkin Corporation, Fuji, Iomega Corporation, JMTek Corporation, KTI Networks, Inc., M-Systems, Netac Technology Co., Ltd., PNY, Samsung, SanDisk, SimpleTech, Sony and Trek 2000 International Ltd.

Many of our competitors are larger than we are and, because they manufacture their own controllers and flash memory, do not depend to the extent we do on third parties to supply them with those products. Flash memory has been in short supply for a number of quarters, which has resulted in our flash costs decreasing at a slower rate than product pricing in the market. Companies that manufacture their own flash memory will have a significant advantage so long as this allocation situation continues.

Our competitors have also introduced certain flash card formats. For example, a consortium consisting of SanDisk, Matsushita and Toshiba have developed the Secure Digital Card, a media format used in digital cameras as well as in other electronic applications, and Fuji and Olympus introduced the xD Picture Card. Although we currently sell these flash memory products, which we source from third parties, we must pay significant royalties or higher costs to do so and may not be able to do so in the future at a reasonable rate or at all. In addition, SanDisk has introduced TransFlash which is designed to be used in cell phone applications, and SanDisk and M-Systems have established U3 LLC to create standards for USB flash drives.

We also face competition from some manufacturers of traditional film products. Kodak and Fuji are the largest and best-known manufacturers of traditional film products. Fuji has entered the flash card market, but does not yet manufacture its own flash cards. Last year, we entered into an agreement with Kodak to sell flash cards under the Kodak brand on a worldwide basis. With their resources and worldwide brand recognition, Fuji and Kodak, if we were to lose the rights to sell products under the Kodak brand, would be formidable competitors for our core business.

Several companies, such as Cornice Inc., IBM Corporation and Matrix Semiconductor, have introduced competing technologies for use in digital cameras. These include products such as Digital Capture Technology and the MicroDrive. Although the cost per megabyte of rotating media such as Digital Capture Technology and the MicroDrive is lower than that of flash cards, rotating media has historically had higher power consumption and lower reliability than flash cards. Compact discs can also be used as a storage medium for digital cameras and other devices and, while inexpensive, are quite bulky. We expect to continue to face competition from existing or future competitors that design and market similar or alternative data storage solutions that may be less costly or provide additional features.

Our markets historically have not lent themselves to standardized definitions. Accordingly, our market data is not broken down in any standardized fashion. This is in part because our products involve rapidly evolving technologies, and because demand for our products is derivative of host technologies that are themselves evolving. As a result, we believe that market data is inconclusive as an indication of total sales or relative share. Lexar, by some estimates, is the second largest seller of flash cards through U.S. retail channels. According to some data, we hold a top vendor position in certain narrowly delineated categories, (such as measuring certain categories of U.S. retail sales), though we are unable to confirm these estimates or measurements. We do not have reliable total market data for international or OEM sales, which comprise a sizable part of our business. Other measures of market performance, such as worldwide NAND flash sales, do not typically include us at all, though we have sales in these product categories. Performance measured in these categories may not be a meaningful predictor of future sales.

We believe the principal competitive factors in the digital media market are price, performance, design and service, as well as the technologies adopted in host devices, monetary exchange rates and other factors that affect demand for our products. We have historically competed by offering premium products with superior performance and service, and competitive prices. We intend to change our pricing strategy going forward and do not expect to aggressively match product price declines in the market unless and until our costs adjust in a way that allows us to do so. We believe that the superior performance of products manufactured with our proprietary controller, such as our CompactFlash cards and JumpDrive products, is primarily related to their capability for higher sustained write speeds, which means that data can be written to the flash card more quickly. This is particularly important to enable users to capture multiple photos in quick succession or full motion video.

Technology

Our technology is the result of more than ten years of research and development. As part of the Solid-State Storage Business Unit of Cirrus Logic, Inc., which we acquired in 1996, our engineering group initially pioneered mass storage controller devices to work with magnetic devices. This expertise expanded into controllers for solid-state storage systems, and more specifically for flash memory. Solid-state storage systems have no moving parts. As of March 1, 2005, we had 83 patents granted or allowed in the United States or other countries, while an additional 96 remain pending in the United States Patent and Trademark Office and foreign jurisdictions. Most of our patents revolve around our core expertise in developing and designing a programmable controller and achieving system-level performance. We are actively pursuing companies which are marketing products that we believe infringe our patents.

Our patented system and circuit technology and proprietary Space Manager technology enable high write speed operations to the flash memory with minimal overhead. We believe our high-speed technology provides an advantage when used in applications requiring large amounts of data to be transferred quickly, such as digital imaging and digital sound recordings. Our controllers integrate various digital and advanced analog modules by using a combination of proprietary and standardized tools. We believe our controller technology enables us to provide a high performance solution to our customers, while remaining cost-effective.

Our patented controller architecture also allows the controller’s operating software, which we refer to as firmware, to reside in the flash storage device. The firmware is downloaded into the controller’s internal random access memory for execution and can easily be upgraded using simple utilities. This feature allows us to reprogram the firmware for any specific host requirements, e.g. optimized firmware for digital cameras or other digital devices. As a result, we can provide digital film solutions with high-performance and low power consumption without physically altering the digital storage device.

Research and Development

We believe that in order to compete successfully, we must continually design, develop and introduce new products that take advantage of market opportunities and address emerging standards. As of March 21, 2005, we had a staff of 47 research, development and engineering personnel. In addition, we have, on occasion, engaged outside consultants to assist in the development of technologies to our specifications. We intend to continue this selective use of outside consultants in the future. During 2002, 2003 and 2004, we spent approximately $6.0 million, $8.1 million and $10.5 million, respectively, on research and development activities.

In addition, we endeavor to develop and maintain close relationships with key suppliers of components and technologies in order to enable us to quickly introduce new products that incorporate the latest technologies. We also receive prototypes of digital camera models from manufacturers prior to their market introduction to ensure compatibility with our digital film. We have also worked with some digital camera manufacturers to optimize the performance of their digital camera when used with our digital film. We believe our relationships with digital camera manufacturers provide valuable insights into their current and future requirements.

Manufacturing and Operations

We have three basic categories of products. Many of the CompactFlash, Memory Stick and JumpDrive products that we manufacture use our patented controller technology, and some incorporate software for USB connectivity, security and image recovery. Other flash cards, including the Secure Digital Card and some of our JumpDrive products, incorporate third party controllers that we purchase and combine with flash memory from our suppliers when we manufacture the flash card. Finally, some other products, including Memory Stick PRO and the xD Picture Card and our readers and digital music players, are products that we do not currently manufacture, but purchase and resell from our suppliers in order to meet the demand of our markets. We are planning to expand to manufacture additional flash card formats with our proprietary controller in 2005.

We contract with an independent foundry and assembly and testing organizations to manufacture flash media products. This allows us to focus on our design efforts, minimize fixed costs and capital expenditures and gain access to advanced manufacturing capabilities. We maintain a comprehensive quality and testing program to help ensure that our products meet our quality standards. We also typically require that our major subcontractors are ISO 9002 certified.

There are three major types of flash memory: NAND, AND and NOR. We typically use industry standard NAND flash memory. Our controllers can also be configured to work with NAND flash memory produced by Hynix, Micron, ST Micro, or Toshiba, as well as AND flash memory produced by Renesas. Our controller technology can also be applied to other proprietary types of flash memory or other solid-state storage devices such as NROM from Infineon.

Under a supply agreement we finalized with Samsung in April 2001, we purchase the majority of our flash memory from Samsung, which is priced based upon an agreed methodology. Samsung has guaranteed a certain allocation of flash memory production capacity to us. In addition, Samsung also has the right to purchase our flash memory controllers. Under the agreement, Samsung provides us with intellectual property indemnification for the products we purchase from Samsung, as well as industry standard warranties. The supply agreement runs through March 29, 2006 unless the agreement is extended. Prior to the termination, either party can terminate the agreement in the event of the other party’s breach of the agreement or bankruptcy.

United Microelectronics Corporation, or UMC, based in Taiwan, currently manufactures most of our controller chips. Our flash cards are primarily assembled and tested by PC Partner Limited in China; Venture Manufacturing in Singapore and Indonesia; Power Digital Card in Taiwan, Vitron Manufacturing Corporation, Macrotron Systems, Inc. and PC Partner in the United States. Additionally, our controllers are assembled, tested and packaged primarily by Advanced Semiconductor Engineering, Inc. in Taiwan; and Advanced Interconnection Technology in Indonesia and in the United States. In August 2003, we entered into a supply agreement with UMC under which we purchase controllers at pricing based upon the timing and volume of our purchases. The purchase commitments for such controllers are generally restricted to a forecasted time horizon based on a rolling forecast of our anticipated purchase orders. Such forecasts may only be changed by a certain percentage each month. This may limit our ability to react to significant fluctuations in demand for our products. The agreement expires on December 31, 2005 unless the agreement is extended.

We maintain significant levels of inventories to meet customer demand for products that we do not manufacture and to compensate for irregular deliveries from our suppliers.

Backlog

We sell our products pursuant to standard purchase orders, which are officially acknowledged by us according to our standard terms and conditions. Due to industry practice, which allows customers to cancel or reschedule orders with limited advance notice to us prior to shipment without significant penalties, and because many of our retail customers have a right to return limited amounts of unsold product still in their inventory for credit, we believe that our backlog, while useful for scheduling production, is not a meaningful indicator of future sales.

Employees

At March 21, 2005, we had 291 full time employees, of which 128 were employed in marketing and sales, 47 in research, development and engineering, 57 in operations and 59 in administration. We also employ 43 part-time employees, contractors and consultants. Our continued success will depend, in part, on our ability to attract and retain skilled and motivated personnel. None of our employees is represented by labor unions. We believe that we have good relations with our employees.

ITEM 2	PROPERTIES

Our corporate headquarters and principal operating facility is located in Fremont, California. Our headquarters is comprised of approximately 72,500 square feet and is the primary location for all our engineering, operations, administrative and worldwide sales and marketing functions. We occupy this facility under a lease that expires on April 30, 2009 and have an option to renew this lease for an additional five-year period.

We also lease facilities in Woking, England, Tokyo, Japan, Shanghai and Hong Kong, China, and Boca Raton, Florida. We lease approximately 10,100 square feet at our Woking, England facilities where we carry out sales, marketing and distribution operations under a lease that expires on December 28, 2014. We lease approximately 2,200 feet of office space in Tokyo, Japan for sales, marketing and distribution operations under a lease that expires on September 29, 2005 and have the option to renew this lease for an additional two-year period. We lease approximately 2,200 square feet of office space in Boca Raton, Florida for product development activities. The lease for the Florida office expires on May 31, 2006. We lease approximately 1,000 square feet of office space in Shanghai and Hong Kong, China for sales and marketing operations under leases that expire on February 19, 2008 and June 1, 2006, respectively. We have an option to renew the lease in Hong Kong for an additional three-year period.

ITEM 3	LEGAL PROCEEDINGS

Legal Proceedings

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

Trial began on February 7, 2005, and after a six-week trial, on March 23, 2005 the jury found that Toshiba Corporation and Toshiba America Electronic Components, Inc. misappropriated Lexar’s trade secrets and breached their fiduciary duty to us. The jury awarded Lexar $255.4 million in damages for Toshiba’s misappropriation of trade secrets. The jury also awarded Lexar $58.7 million in damages for Toshiba’s breach of fiduciary duty, $58.7 million in damages for TAEC’s breach of fiduciary duty and $8.2 million in prejudgment interest for breach of fiduciary duty. The jury also found Toshiba and TAEC’s breach of fiduciary duty was oppressive, fraudulent or malicious which supported an award of punitive damages. On March 25, 2005 the jury awarded an additional $84.0 million in punitive damages.

We are also seeking an injunction to prevent the importation of chips or cards manufactured by Toshiba or its Flash Vision affiliate that incorporate our technology. Our claim for unfair competition, based on California Business and Professions Code Section 17200 was not given to the jury and will be decided by the Court. We expect that the Court will rule on that claim, our motion for an injunction, as well as on anticipated post-trial motions shortly after a hearing currently scheduled for April 13, 2005.

Toshiba Corporation v. Lexar Media, Inc.; Lexar Media, Inc. v. Toshiba Corporation

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

Claim construction in our litigation against Toshiba was held in August 2004. The Court issued a claim construction ruling on January 24, 2005. We believe that the claim construction ruling favorably construes the claims of our patents.

Discovery has now commenced and we expect that a trial will take place in late 2006. The patents at issue in this first phase will be Lexar’s U.S. Patent No.’s 5,479,638 entitled “Flash Memory Mass Storage Architecture Incorporation Wear Leveling Technique”; 6,145,051 entitled “Moving Sectors Within Block of Information in a Flash Memory Mass Storage Architecture”; 6,397,314 entitled “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash Memory Device”; 6,202,138 entitled “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash”; 6,262,918 entitled “Space Management For Managing High Capacity Nonvolatile Memory”; and 6,040,997 entitled “Flash Memory Leveling Architecture Having No External Latch.”

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

This case has been coordinated for discovery purposes with our litigation against Toshiba, Pretec, PNY, Memtek and C-One, which is discussed below. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court has determined that the various actions pending before it will be sequenced beginning with the Toshiba matter. Our litigation against Fuji, Memtek and PNY will be stayed until after the claim construction with Toshiba has been completed.

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

Shareholder Litigation

On May 21, 2004, we, along with our Chief Executive Officer and Chief Financial Officer, were named as defendants in a federal class action in the United States District Court for the Northern District of California. That action was brought allegedly on behalf of a class of plaintiffs who purchased our common stock, and asserted claims under Sections 10(b) and 20(a) of the Exchange Act, as well as Rule 10b-5 promulgated thereunder, based principally on allegations that we made misrepresentations regarding our business. Six similar class actions have since been filed in the Northern District of California. The Court has appointed a lead plaintiff and ordered that those actions be consolidated. In October 2004, plaintiffs filed a consolidated amended complaint, on behalf of those who purchased our stock between October 16, 2003 and April 16, 2004. In January 2005, we filed a motion to dismiss the consolidated amended complaint that is currently scheduled to be heard in May 2005. We believe the plaintiffs’ claims are without merit and intend to contest them vigorously.

On June 4, 2004, a shareholder derivative lawsuit was filed in the Superior Court of the State of California, Alameda County, in which we are a nominal defendant and certain of our officers and directors are defendants. A substantially identical derivative action was filed thereafter in the same court. The derivative actions are based on allegations substantially similar to those in the federal class actions. On November 29, 2004, the Court sustained defendants’ demurrer to the complaint but granted plaintiffs leave to amend. On December 21, 2004, plaintiff filed an amended complaint. On March 21, 2005, the Court sustained defendants’ demurrer to the amended complaint without leave to amend, on the grounds that plaintiffs failed to show that pre-suit demand on our board of directors should be excused.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table presents information concerning our executive officers as of March 31, 2005.

Name	Age	Position
Eric B. Stang	45	Chairman of the Board of Directors, President and Chief Executive Officer
Petro Estakhri	47	Director, Chief Technology Officer and Executive Vice President, Engineering
Brian T. McGee	45	Vice President, Finance and Chief Financial Officer
Eric S. Whitaker	38	Executive Vice President, Corporate Strategy, General Counsel and Corporate Secretary

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

Eric S. Whitaker has served as our Executive Vice President, Corporate Strategy since January 2005 and as our General Counsel and Secretary since April 2000. Mr. Whitaker previously served as our Director of Legal Affairs from December 1999 until April 2000, as our Vice President, Technology Licensing from November 2000 through April 2004 and as our Vice President, Corporate Strategy from April 2004 through January 2005. From October 1995 to December 1999, Mr. Whitaker was in private law practice with Latham & Watkins. Mr. Whitaker holds a B.A. in politics from Princeton University and a J.D. from Stanford Law School.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Fiscal Year Ended December 31, 2004
First quarter	$18.70	$13.00
Second quarter	18.55	6.50
Third quarter	9.20	4.86
Fourth quarter	10.45	6.21

Fiscal Year Ended December 31, 2003
First quarter	$6.48	$2.94
Second quarter	9.97	3.22
Third quarter	20.75	9.11
Fourth quarter	24.49	14.23

Stockholders

As of March 18, 2005, we had approximately 106 record holders of our common stock. In addition, there are several thousand beneficial holders of our common stock.

Dividends

We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business, and do not anticipate paying any cash dividends in the foreseeable future. Our credit facility with Wells Fargo Foothill includes restrictions on our ability to pay dividends.

ITEM 6	SELECTED FINANCIAL DATA

	Years Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Total net revenues	$87,977	$73,641	$174,039	$412,265	$681,671
Income (loss) from operations	(48,612)	(39,086)	10,738	44,621	(72,997)
Net income (loss) per common share—basic	$(2.09)	$(0.82)	$0.07	$0.57	$(0.96)
Net income (loss) per common share—diluted	$(2.09)	$(0.82)	$0.06	$0.49	$(0.96)

	As of December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Consolidated Balance Sheets Data:
Total assets	$74,848	$36,452	$126,921	$320,355	$411,996
Debt, current	6,450	2,392	14,568	—	40,000
Debt, non-current	1,521	13	—	—	—

Starting in the fourth quarter of 2004, we determined that due to the high volatility of prices in the retail market, we are no longer able to reasonably estimate the level of revenue allowances and product returns, and accordingly, we became unable to determine the selling price of our products at the time the sale takes place. As a result, effective October 1, 2004, for certain customers (primarily our retail customers and distributors, which we collectively refer to in this report as “resellers”), revenues and the cost of revenues are deferred until these customers have either sold the product to their customers or a time period that is reasonably estimated to allow these customers to sell the product to their customers has elapsed. The change in the timing of recognizing revenue related to all resellers now on a sell-through basis, some of which were previously recognized on a sell-to basis, had the initial one-time effect of reducing net revenues recorded in the fourth quarter of 2004 by $63.6 million, reducing gross margin by $9.4 million, and increasing net loss by $8.6 million. As of December 31, 2003 and December 31, 2004, deferred product margin from sales to resellers was $7.0 million and $23.3 million, respectively.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about trends and uncertainties in our business, such as our expectations about our liquidity, flash memory supply, pricing strategy, plans to manufacture new flash memory products, and expected future trends in component costs and operating expense levels. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including, but not limited to, those set forth under “Risks That Could Affect Future Results” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date hereof.

Overview

We design, develop, manufacture and market high-performance digital media as well as other flash based storage products for consumer markets that utilize digital media for the capture and retrieval of digital content for the digital photography, consumer electronics, computer, industrial and communications markets. Our digital media products include a variety of flash memory cards with a range of speeds, capacities and special features to satisfy the various demands of different users of flash cards. To address the growing market for compact digital data and media storage solutions, our digital media products also include our JumpDrive products, which are high-speed, portable USB flash drives for consumer applications that serve a variety of uses, including floppy disk replacement, as well as our line of digital music players, which are both portable MP3 players and storage devices. In addition, we market a variety of connectivity products that link our media products to PCs and other electronic host devices. We also license our proprietary controller technology and sell controllers to other manufacturers of flash storage media.

The average gross selling price per megabyte of our digital media products declined 61.8% from the fourth quarter of 2003 to the fourth quarter of 2004. Our component costs did not decrease as quickly as market pricing, which resulted in our reporting a significant loss in both the fourth quarter and the full year of 2004. We are now trying to ensure that our pricing strategy going forward reflects our intention to focus on profitability. We have significantly reduced promotional programs and increased prices on certain products to most of our customers to better align our selling prices with our cost structure. In addition, we are planning to emphasize more of our premium products, which have higher margins. As a result, we do not expect to continue to aggressively match product price declines unless and until our product costs adjust in a way that allows us to sell our products profitably. Our resellers may not accept these price increases and may decide to reduce their orders, purchase from other vendors or return unsold product to us. In the past several months, we have lost product placements to our competitors at Wal-Mart, Comp USA and other resellers in part because of our pricing strategy. At Wal-Mart, which accounted for more than 15% of our gross revenue in 2004, we may experience a significant decline in sales due to the addition of other vendors.

In order to meet the expected demand for our products, we are also focused on efforts to ensure that our costs for flash memory and components will enable us to sell our products at competitive prices, that we have sufficient cash to fund our operations, that our supply of flash memory and flash card components is sufficient to meet our anticipated supply needs, that our supply chain can support our expected rates of growth and that we have sufficient engineering resources to design the products demanded by our customers. In the second quarter of 2004, our component costs did not decrease as quickly as market pricing, which resulted in our reporting a net loss for the second quarter. During the third quarter of 2004 supply and demand came into better balance, and as new flash memory suppliers entered the market, our costs came into line with market pricing resulting in improved margins. During the fourth quarter of 2004, we experienced rapid decreases in market pricing for our products, which resulted in our reporting a substantial net loss for the fourth quarter and 2004. Starting in the fourth quarter of 2004, we determined that due to the recent high volatility of prices in the retail market, we are no longer able to reasonably estimate the level of revenue allowances and product returns, and accordingly, we became unable to determine the selling price of our products at the time the sale takes place. As a result, effective October 1, 2004, for all of our retail customers, revenues and the cost of revenues are deferred until these customers have either sold the product to their customers or a time period that is reasonably estimated to allow these customers to sell the product to their customers has elapsed. The change in the timing of recognizing revenue related to all resellers now on a sell-through basis, some of which were previously recognized on a sell-to basis, had the initial one-time effect of reducing net revenues recorded in the fourth quarter of 2004 by $63.6 million, reducing gross margin by $9.4 million, and increasing net loss by $8.6 million. As of December 31, 2003 and December 31, 2004, deferred product margin from sales to resellers was $7.0 million and $23.3 million, respectively.

During the second quarter of 2004, we began to diversify our suppliers of flash memory. However, most of the flash supply from new suppliers is to date lower density chips, which are only cost effective for use in manufacturing lower capacity cards. We expect that Samsung and Toshiba will dominate the market for high density flash chips for at least the next twelve months as new flash memory suppliers generally expect to begin their production with lower density products and transition to producing higher density chips over a period of time.

The rapid price declines during 2004 strained our operations and financial resources. During periods of rapid price declines, we must manage our internal, consignment and channel inventory carefully while balancing the need to meet the demands of our customers quickly. Any reduction in prices by us will hurt our gross margin unless we can manage our internal, consignment and channel inventories and our cost structure to minimize the impact of such price declines and reduce our costs. As a result, we are actively focusing our planning efforts to optimize our supply chain and reduce our inventories. This includes adjusting our business model to build products to a buffer inventory based on when our customers order those products rather than build products to forecast and in advance of receiving orders from our customers. Our build to buffer based on orders model will still include certain inventory to enable us to adequately support our customers. In addition, we are working with our suppliers to reduce our cycle times and reduce the component and assembly cost of our products. We are also expecting to rationalize the number of products we offer to the market in order to make our internal and channel inventory management more effective. We are also focused on expanding our distribution channels, particularly internationally, and trying to ensure that our products are available at outlets where consumers look to purchase these products and expanding our sales to markets other than retail, particularly to OEM customers.

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

Revenues.    We generate revenues primarily from the sale of digital media and connectivity products to end-users through mass market, photo and OEM channels. Since the beginning of 2002, we significantly increased our presence in the mass-market channel by increasing the number of retail storefronts in which our customers sell our products. Our products were sold in more than 65,000 retail stores worldwide at the end of 2004, which represents an increase of approximately 23,000 storefronts from the end of 2003 and an increase of approximately 34,000 storefronts from the end of 2002. As is common practice in the mass-market channel, we offer our customers various programs and incentive offerings, including price protection, market development funds and cooperative marketing programs, rebates and other discounts. Digital media sales comprised 96.9% of our gross revenues for 2004.

We also generate revenues from the sales of our flash memory controllers and from license and royalty revenues under license agreements, which revenues have primarily been from Samsung. In April 2001, we entered into a license agreement with Samsung Electronics Co., Ltd. Payments under the license agreement from Samsung were fixed through March 31, 2004. After March 31, 2004, under the agreement, any license payments from Samsung became variable-based. Variable-based royalties from Samsung depend on factors such as which flash products Samsung manufactures and sells and in what volumes, as well as our relative market share and our aggregate purchases from Samsung. Since March 31, 2004, variable-based royalties from Samsung under this agreement have been minimal, and we expect that trend to continue for the foreseeable future. License and royalty revenues from all licensees were approximately $7.1 million during 2004. We are actively working to license our technology to other companies, including companies that we believe infringe our patents.

A majority of our sales have been to a limited number of customers. Our top 10 customers accounted for 63.1% of our gross revenues in 2002, 53.4% in 2003, and 49.1% in 2004. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for at least the next several years.

Product sales in North America have historically accounted for the majority of our total net product revenues. Net product revenues in North America represented approximately 70.3%, 72.2% and 65.4% of our total net product revenues in 2002, 2003 and 2004, respectively. Over the long term, we expect our sales outside of North America will continue to increase as a percentage of our total net product revenues. Such revenue growth, however, may not be consistent between periods; for example, our product sales outside of North America as a percentage of our total net product revenues were approximately 43.1% in the first quarter of 2004 and 31.6% in the fourth quarter of 2004. Net product revenues in Europe represented 12.6%, 17.2% and 22.6% of our total net product revenues in 2002, 2003 and 2004, respectively. Net product revenues in Japan and the rest of the world represented 17.1%, 10.6% and 12.0% of our total net product revenues in 2002, 2003 and 2004, respectively.

The markets we serve with our digital film, JumpDrive and MP3 products have been expanding rapidly. This has increased the pressure on our ability to ensure an adequate supply of components and the scalability of our operations to meet surges in product demand such as we experienced in the fiscal fourth quarter of 2004 when product revenues grew 14.2% sequentially over the third quarter of 2004. On a continuing basis, we must forecast our customer’s product mix and volume accurately to ensure that we can meet their demands. If we are unable to forecast our customer’s product mix and volume accurately it may affect our ability to grow our revenues as projected and could result in product obsolescence or inventory write-downs, which would harm our operating results.

In the second quarter of 2004, we entered into an exclusive, multi-year agreement with Eastman Kodak whereby we offer digital media for sale to customers under the Kodak brand name on a worldwide basis. We began introducing such products in the third quarter of 2004. Kodak branded products increased as a percentage of our revenues during the third and fourth quarter of 2004. Kodak branded products were less than ten percent of our sales in the fourth quarter. We expect Kodak branded products to continue to increase as a percentage of revenues during 2005.

Cost of Product Revenues.    Our cost of product revenues consists primarily of materials costs, with flash memory accounting for a majority of the costs for both the products we manufacture and the products we purchase. We maintain relationships with key suppliers and, in particular, we have supply agreements with both Samsung and UMC. In April 2001, we entered into a supply agreement with Samsung. Under the supply agreement, we purchase the majority of our flash memory from Samsung, which is priced based upon an agreed methodology. Samsung has guaranteed a certain allocation of flash memory production capacity to us. In addition, Samsung also has the right to purchase our flash memory controllers. Under the agreement, Samsung provides us with intellectual property indemnification for the products we purchase from Samsung, as well as industry standard warranties. The supply agreement runs through March 29, 2006 unless the agreement is extended. Under our supply agreement with UMC we purchase controllers at pricing based upon the timing and volume of purchases. The purchase commitment for such controllers is generally restricted to a forecasted time horizon based on a rolling forecast of our anticipated purchase orders, and such forecasts may only be changed by a certain percentage each month. The agreement expires on December 31, 2005 unless the agreement is extended.

Our industry has historically experienced average annual price reductions of flash memory per megabyte in the range of 30% to 40%. The cost of flash memory declined moderately in 2002 and in the first half of 2003. In the second half of 2003 and the first quarter of 2004, prices of flash memory remained stable or increased as industry wide demand for flash memory outpaced the supply of flash memory, which resulted in a general industry wide shortage. In the latter half of 2004, prices of flash memory declined as supply exceeded demand in certain densities and in anticipation of additional supply of flash memory. We expect supply to remain tight in at least the first half of 2005 and, as a result, we expect prices of flash memory components in the first half of 2005 to generally remain stable or to decrease slightly in certain densities. Price reductions of flash memory from the fourth quarter of 2003 to the fourth quarter of 2004 on a cost per megabyte basis were approximately 47%. A number of companies, including Hynix, Infineon, Micron and ST Micro, have either entered the market in 2004 or have announced that they plan to do so in the first half of 2005. In addition, other companies, including Renesas, Samsung and Toshiba, have announced that they plan to expand their production of flash memory during 2005. If these companies successfully introduce new products and/or expand output of flash memory, it could create an over-supply situation in the second half of 2005, driving product prices down and lowering our cost of flash. However, most of the new flash supply is lower density chips that can only be used cost effectively to manufacture lower capacity cards. We expect that Samsung and Toshiba will dominate the market for high density flash chips for at least the next twelve months as new flash memory suppliers generally expect to begin their production with lower density products or do not bring significant supply of larger capacity flash to market over the period. Also, because of irregular component shipments from certain of our suppliers, we have had to carry a higher level of inventory as a buffer against delivery delays.

Cost of product revenues also includes expenses related to materials procurement, inventory management, other overhead expenses and adjustments.

Research and Development.    Our research and development expenses include salaries and related expenses for research and development personnel, fees for outside consultants, patent development and registration costs and prototype development and materials costs. The technology in our industry is evolving as flash cards, USB flash drives and MP3 players become smaller in size, perform at faster speeds, have increased storage capacity and require development of new hardware and software applications to meet the demands of the target markets we serve. In addition, as new suppliers of flash memory enter the market, we will continue to evaluate their flash memory and make modifications to our controller technology as necessary to be able to utilize different types of flash memory technology in our products. The number of digital media formats continues to increase, and we need to develop and manufacture controllers for each significant digital media format. As a result of these and other developments, we believe that continued investment in research and development is important to enable us to attain our strategic objectives and we therefore expect research and development expenses to increase during the next twelve months.

Sales and Marketing.    Our sales and marketing expenses include freight and fulfillment, market development expenses, salaries and related expenses for sales and marketing personnel, advertising, customer service, technical support, distribution and travel and trade shows, and allowances for bad debt. We expect sales and marketing expenses to vary during the next twelve months primarily in conjunction with changes in sales volumes throughout the year. In addition, although we expect our sales and marketing expenses to decline as a percentage of revenues during 2005, we expect to increase our expenses related to the sales of Kodak branded memory cards worldwide.

General and Administrative.    Our general and administrative expenses include salaries and related expenses for executive, administrative and operational personnel, fees for professional services and other corporate expenses. During 2003, we increased our efforts to protect our intellectual property rights and license our technology to those companies that we believe infringe our intellectual property. Legal expenses for 2004 have increased substantially over 2003 levels as our legal actions against Toshiba moved toward trial and we became involved in additional litigation, including securities and product class action litigation. In addition to our current litigation, a number of companies have brought products to market that we believe may infringe our intellectual property. Our legal expenses will increase substantially in the first quarter of 2005 due to the trial against Toshiba. If another of our legal actions were to proceed to trial, or if we become involved in additional litigation, our legal expenses could significantly increase beyond current levels. In addition to increased costs associated with our litigation, we also believe that our general and administrative expenses will likely continue to remain significant in 2005 primarily as a result of costs associated with regulatory requirements related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Subsequent Events

On February 28, 2005, we entered into a three-year asset-based revolving credit facility arranged and agented by Wells Fargo Foothill. The maximum loan commitment is $80.0 million, with the actual amount available for borrowing depending upon the value of our North American accounts receivable base. On February 28, 2005, we borrowed approximately $40.2 million under the Wells Fargo Foothill facility. At February 28, 2005, the annual interest rate for borrowings under the facility was 5.75 percent determined using the bank’s prime rate. The maximum amount available to us under this facility on March 1, 2005 was $43.9 million. On March 29, 2005, we obtained a waiver from the lenders relating to the material weaknesses described in Item 9A of this report and permitting us to issue the senior convertible notes described below.

On March 30, 2005, we issued $60 million in aggregate principal amount of 5.625% senior convertible notes due April 1, 2010 in a private offering. We have granted the purchasers of the notes a 60 day option to acquire an additional $10 million in aggregate principal amount of notes. The initial conversion price of the notes is $6.68 per share.

See Note 16 to our Notes to Consolidated Financial Statements for additional information regarding the credit facility and the notes.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to price protection, customer programs and incentives, product returns, doubtful accounts, inventory valuation reserves, investments, intangible assets, income taxes and related valuation allowances, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Estimates and assumptions about future events and their effects cannot be determined with certainty. These estimates and assumptions may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have been included in the consolidated financial statements as soon as they became known. In addition, we are periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. These uncertainties are discussed in this report in the section entitled “Risks That Could Affect Future Results.”

We believe the following critical accounting policies reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition, including price protection, rebates and other customer programs; and

•	Valuation allowances and accrued liabilities, including sales returns and other allowances, inventory valuation reserves, the allowance for doubtful accounts and deferred tax asset valuation allowances.

Revenue Recognition

Product Revenues

We derive our revenues primarily from sales of our digital media products, which include flash memory devices, controllers and connectivity products. We sell our products to OEMs, end users, distributors and retailers. As discussed below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

With respect to sales to OEMs and end users we generally recognize product revenue upon delivery when persuasive evidence of an arrangement exists, the selling price is fixed or determinable and collectibility is reasonably assured.

With respect to sales to distributors and retailers we generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Many of our distributors and retailers (collectively referred to herein as “resellers”) have return rights. For resellers where we are able to reasonably estimate the level of product returns and sales incentives, we recognize revenue upon shipment (“ship-to” basis) and, at the time revenue is recorded, we record estimated reductions to product revenue based upon our customer sales incentive programs and the historical experience of product returns, and the impact of special pricing agreements, price protection, promotions and other volume-based incentives. In order to make such estimates, we analyze historical returns, current economic conditions, customer demand and other relevant specific customer information. For resellers where we are unable to reasonably estimate the level of product returns or other revenue allowances, revenues and the costs of revenues are deferred (“sell-through basis”) until these resellers have either sold the product to their customers or a time period that is reasonably estimated to allow these resellers to sell the product to their end customers has elapsed. Historically, for certain resellers we were able to reasonably estimate the level of product returns and sales incentives and, therefore, revenue with respect to such resellers was recognized on a ship-to basis. In prior public filings of our financial information, we noted that if, in the future, we were unable to reasonably estimate the level of product returns or other revenue allowances for these resellers, it could have a significant impact on our revenue recognition, potentially requiring us to defer the recognition of additional sales and recognize such sales on the “sell-through” basis. In such an event, we noted, in our prior public filings, that our recognized revenue could be adversely impacted in the period in which we implemented a transition to such a basis. Over the past several years, revenue related to all new resellers that have return rights or other revenue allowances were accounted for on a sell-through basis.

Starting in the fourth quarter of 2004, we determined that due to the recent high volatility of prices in the retail market, we were no longer able to reasonably estimate the level of revenue allowances and product returns, and accordingly, we became unable to determine the selling price of our products at the time the sale took place. As a result, effective October 1, 2004, for all of our resellers, revenues and the cost of revenues are deferred until these resellers have either sold the product to their customers or a time period that is reasonably estimated to allow these resellers to sell the product to their customers has elapsed. The change in the timing of recognizing revenue related to all resellers now on a sell-through basis, some of which were previously recognized on a sell-to basis, had the initial one-time effect of reducing net revenues recorded in the fourth quarter of 2004 by $63.6 million, reducing gross margin by $9.4 million and increasing net loss by $8.6 million. As of December 31, 2003 and December 31, 2004, deferred product margin from sales to resellers was $7.0 million and $23.3 million, respectively.

We record estimated reductions to revenue for customer and distributor incentive programs and offerings, including price protection, promotions, co-op advertising, and other volume-based incentives and expected returns. Additionally, we have incentive programs or rebates that require us to estimate, based on historical experience, the number of customers who will actually redeem the incentive. Marketing development programs are either recorded as a reduction to revenue or as an addition to marketing expense in compliance with the consensus reached by the Emerging Issues Task Force, or EITF, of the Financial Standards Accounting Board, or FASB, on issue 01-09.

License and Royalty Revenues

When we have a signed license agreement, the technology has been delivered, there are no remaining significant obligations under the contract, the fee is fixed or determinable and non-refundable and collectibility is reasonably assured, we recognize license fees and fixed non-refundable royalties ratably over the term of the license or fixed royalty arrangement during which the customer has rights to the technology. When royalties are based on the volume of products sold that incorporate our technology, revenue is recognized in the period licensed sales are reported to us.

We actively enforce our patented technologies and aggressively pursue third parties that are utilizing our intellectual property without a license or who have under-reported the amount of royalties owed under license agreement with us. As a result of such activities, from time to time, we may recognize royalty revenues that relate to infringements that occurred in prior periods. These royalty revenues may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. Differences between amounts initially recognized and amounts subsequently determined as an adjustment to those amounts are recognized in the period such adjustment is determined as a change in accounting estimate.

Valuation Allowances and Accrued Liabilities

Valuation of Inventory

Our inventories are stated in the lower of cost or market value. Cost includes materials, labor and other overhead costs. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes for future periods. We primarily utilize estimated selling prices for measuring any potential declines in market value below cost. Any adjustment for market value provision is charged to cost of revenues.

We evaluate our ending inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales levels by product. Inventories on hand in excess of forecasted demand are provided for. In addition, we write-off inventories that are considered obsolete based on several factors including competitiveness of product offerings, market conditions and product life cycles when determining obsolescence.

Changes to increase the inventory valuation reserve for lower of cost or market provision or excess and obsolete inventory provision are charged to cost of revenues. At the point of this loss recognition, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-costed inventory is subsequently sold, the related allowance is matched to the movement of related product inventory, resulting in lower costs and higher gross margins for those products.

We operate in an industry that is characterized by intense competition, supply shortages or oversupply, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. If actual product demand or selling prices are less favorable than we estimate, we may be required to take additional inventory write-downs.

Deferred Tax Valuation Allowance

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes, which involves estimating our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes, such as deferred revenue. These differences have resulted in a net deferred tax asset. Our judgment is required to assess the likelihood that the net deferred tax asset will be recovered from future taxable income. We have determined that it is more likely than not that the net deferred tax asset will not be realizable. Accordingly, a full valuation allowance has been recorded against the net deferred tax asset. In the event management determines that it has become more likely than not that the net deferred tax asset will be realizable in the future, an adjustment to the deferred tax asset valuation allowance would be made, which would increase income and additional paid-in-capital in the period such determination is made. As of December 31, 2004, we had a deferred tax asset valuation allowance of $80.8 million of which $19.3 is attributable to stock option plans, the benefit from which will be credited to additional paid in capital when recognized.

Other Valuation Allowances and Accrued Liabilities

We also maintain accruals and allowances for price protection, market development funds and cooperative marketing programs, rebates and other discounts. We incurred sales related discounts of $24.6 million, $55.1 million, and $120.8 million during 2002, 2003 and 2004, respectively. At December 31, 2003 and 2004, we had related accruals and allowances of $33.6 million and $55.2 million, respectively. Price protection, market development funds and cooperative marketing programs, rebates and other discounts are provided for at the time the associated revenue is recognized. If market conditions were to change adversely, we may take actions to increase our customer incentive offerings, which could result in increased accruals and allowances for these programs. Historically, warranty expenses have not been material. In the event that a problem is identified that would result in the need to replace a product or products on a large scale, such an event will result in changes that would be recorded in the determination of net income (loss) in the period in which the additional cost is identified and may have a material adverse effect on our operating results and financial position.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. At December 31, 2003 and 2004, we had an allowance for doubtful accounts of $1.0 million and $1.2 million, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an increase in the allowance may be required.

Results of Operations

In view of the rapidly changing nature of our market and our operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful, and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily indicative of our future growth.

Revenues, Cost of Product Revenues and Gross Margin

The following table sets forth revenues, cost of product revenues and gross margin amounts from our consolidated statements of operations:

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004	% Change 2002 to 2003	% Change 2003 to 2004
Product revenues	$156,744	$394,562	$674,605	151.7%	71.0%
License and royalty	17,295	17,703	7,066	2.4%	(60.1)%

Total net revenues	174,039	412,265	681,671	136.9%	65.3%
Cost of product revenues	128,199	306,817	644,857	139.3%	110.2%

Gross margin	$45,840	$105,448	$36,814	130.0%	(65.1)%

Product gross margin	$28,545	$87,745	$29,748	207.4%	(66.1)%

The following table sets forth revenues, cost of product revenues and gross margin amounts from our consolidated statements of operations expressed as a percentage of total net revenues:

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Product revenues	90.1%	95.7%	99.0%
License and royalty	9.9%	4.3%	1.0%

Total net revenues	100.0%	100.0%	100.0%
Cost of product revenues	73.7%	74.4%	94.6%

Gross margin	26.3%	25.6%	5.4%

The following table sets forth cost of product revenues and product gross margin amounts from our consolidated statements of operations expressed as a percentage of product revenues:

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Product revenues	100.0%	100.0%	100.0%
Cost of product revenues	81.8%	77.8%	95.6%

Gross product margin	18.2%	22.2%	4.4%

Revenues

Fiscal 2004 Compared with Fiscal 2003

Starting in the fourth quarter of 2004, we determined that due to the recent high volatility of prices in the retail market, we were no longer able to reasonably estimate the level of revenue allowances and product returns, and accordingly, we became unable to determine the selling price of our products at the time the sale took place. As a result, effective October 1, 2004, for all of our resellers, revenues and the cost of revenues are deferred until these resellers have either sold the product to their customers or a time period that is reasonably estimated to allow these resellers to sell the product to their customers has elapsed. The change in the timing of recognizing revenue related to all resellers now on a sell-through basis, some of which were previously recognized on a sell-to basis, had the initial one-time effect of reducing net revenues recorded in the fourth quarter of 2004 by $63.6 million.

Increased sales of our flash memory products in the retail channel was the major factor for the significant growth in our product revenues in 2004. Increased sales into the retail market continued to introduce an element of seasonality to our business. For example, retail sales were very strong in both the fourth quarters of 2003 and 2004 due to seasonal consumer demand during the holidays. We experienced a 54.4% increase in digital media units sold in 2004 compared with 2003 due to increased demand in the retail and OEM channels and a 45.5% increase in average capacity per digital media unit sold. These increases were offset by a 44.2% decline in our average gross selling price per megabyte of digital media.

In 2004, we derived 59.0%, 22.6%, 3.0% and 15.4% of our product revenues from sales to customers in the United States, Europe, Japan and the rest of the world, respectively. In 2003, we derived 67.9%, 17.2%, 4.7% and 10.2% of our product revenues from sales to customers in the United States, Europe, Japan and the rest of the world, respectively. During 2004, gross revenues from one customer, Wal-Mart, represented greater than 15% of our gross revenues.

We generate license and royalty revenues primarily from our agreement with Samsung under which we license the use of our intellectual property. Our license and royalty revenues decreased from $17.7 million in 2003 to $7.1 million in 2004 due to license and royalty revenues from Samsung becoming variable in April 2004 as we have generated minimal variable-based royalties under this agreement to date. We will continue to seek new licensing opportunities in 2005. However, to the extent that we are unsuccessful in licensing our intellectual property or recovering license and royalty revenues from third parties who are infringing our patents or under-reporting royalty revenues, our total license and royalty revenues will decline in 2005.

We sell our controllers as a stand-alone product to flash card manufacturers and license this technology to OEMs. Controller revenues for 2004 decreased $4.2 million, or 38.5%, to $6.7 million compared to $10.9 million during 2003.

Fiscal 2003 Compared with Fiscal 2002

Increased sales of our flash memory products in the retail channel was the major factor for the significant growth in our product revenues in 2003. Increased sales into the retail market continued to introduce an element of seasonality to our business. For example, retail sales were very strong in both the fourth quarters of 2002 and 2003 due to seasonal consumer demand during the holidays. We experienced a 93.4% increase in digital media units sold in 2003 compared with 2002 due to increased demand in the retail and OEM channels and a 121.5% increase in average capacity per digital media unit sold. These increases were partially offset by a 40.6% decline in our average gross selling price per megabyte of digital media.

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

In 2003, we generated license and royalty revenues primarily from our agreement with Samsung under which we licensed the use of our intellectual property. Our license and royalty revenues for 2003 were essentially unchanged compared to 2002.

We sell our controllers as a stand-alone product to flash card manufacturers and license this technology to OEMs. Controller revenues for 2003 increased $8.2 million, or 303.7%, to $10.9 million compared to $2.7 million during 2002.

Cost of Product Revenues

Fiscal 2004 Compared with Fiscal 2003

The increase in cost of product revenues was primarily the result of both a 54.4% increase in the number of digital media units sold due to increased demand and a 45.5% increase in the average capacity per digital media unit sold. In addition, cost of revenues in 2004 were impacted by an increase in inventory valuation reserve of $15.8 million. These factors were partially offset by a 30.3% decline in the average cost per megabyte of digital media sold in 2004 compared to 2003.

Fiscal 2003 Compared with Fiscal 2002

The increase in cost of product revenues was primarily the result of both a 93.4% increase in the number of digital media units sold due to increased demand and a 121.5% increase in the average capacity per digital media unit sold. These factors were partially offset by a 43.3% decline in the average cost per megabyte of digital media sold in 2003 compared to 2002.

Gross Margin

Fiscal 2004 Compared with Fiscal 2003

The decrease in gross margin percentage for product revenues was primarily the result of the 44.2% decline in the average gross selling price per megabyte of digital media sold partially offset by the 30.3% decline in average cost per megabyte of digital media unit sold. Gross margin in 2004 was also impacted by the increase in inventory valuation reserve of $15.8 million and the sale of inventories that had previously been written off by approximately $0.6 million in 2004.

Fiscal 2003 Compared with Fiscal 2002

The increase in gross margin percentage for product revenues was primarily the result of the 43.3% decline in average cost per megabyte of digital media unit sold partially offset by the 40.6% decline in the average gross selling price per megabyte of digital media sold. Our product gross margin also benefited from a reduction in the rate of price protection to $13.3 million, or 3.0% of gross revenues in 2003 compared to $7.6 million, or 4.2% of gross revenues, in 2002. In addition, during 2003 we sold inventories that had previously been written off by approximately $0.6 million and increased our inventory valuation reserve by $4.1 million. However, our product gross margin was negatively affected by a shift in the mix of our products sold. Products we purchase became a larger part of our revenues during 2003 compared to 2002, and we generally had higher gross margins on products we manufactured compared with products we purchased.

Operating Expenses

The following table sets forth operating expense data from our consolidated statements of operations:

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004	% Change 2002 to 2003	% Change 2003 to 2004
Research and development	$6,020	$8,148	$10,530	35.3%	29.2%
Sales and marketing	17,811	32,623	67,000	83.2%	105.4%
General and administrative	11,442	20,056	32,281	75.3%	61.0%
Restructuring charge (credit)	(171)	—	—	* %	* %

Total operating expenses	$35,102	$60,827	$109,811	73.3%	80.5%

*	percentage is not meaningful

The following table sets forth operating expenses from our consolidated statements of operations expressed as a percentage of total net revenues:

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Research and development	3.5%	2.0%	1.5%
Sales and marketing	10.2%	7.9%	9.8%
General and administrative	6.6%	4.9%	4.7%
Restructuring charge (credit)	(0.1)%	—%	—%

Total operating expenses	20.2%	14.8%	16.1%

Research and Development

The increase in research and development expenses for 2004 compared to 2003 was primarily due to the $1.5 million increase in compensation expenses as a result of hiring additional personnel and $1.0 million in project materials to support existing products and new product development initiatives including controllers for new flash memory types and form factors as well as new flash products.

The increase in research and development expenses for 2003 compared to 2002 was primarily due to the $1.6 million increase in compensation expenses as a result of hiring additional personnel to support existing products and new product development initiatives.

Sales and Marketing

The increase in sales and marketing expenses for 2004 compared to 2003 was due to increased sales, which resulted in increases of $12.8 million in freight and fulfillment expenses, $7.8 million in market development expenses, and $6.3 million in compensation expenses. The increase in compensation expenses was due to both increased headcount and increased variable selling expenses. In addition, there were increases of $3.1 million in advertising expenses, $2.3 million in promotional and other marketing costs, $0.8 million in travel expenses, $0.4 million in outside service expenses, and $0.4 million in project materials and sample expenses.

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

General and Administrative

The increase in general and administrative expenses in 2004 compared to 2003 was primarily due to an increase of $5.9 million in legal expenses in connection with our ongoing litigation and a $2.9 million increase in costs associated with regulatory requirements related in part to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The increase was also due to increases of $0.5 million in compensation expenses, $0.5 million in computer expenses, $0.4 million in outside service expenses, $0.4 million in outside shareholder cost, $0.4 million in insurance expense and $0.3 million in travel expenses.

The increase in general and administrative expenses in 2003 compared to 2002 was primarily due an increase of $4.9 million in legal expenses in connection with our pending litigation and a $2.2 million increase in compensation expenses related to increased headcount.

Income Taxes

The following table sets forth income tax data from our consolidated statements of operations:

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004	% Change 2002 to 2003	% Change 2003 to 2004
Income taxes	$6,453	$4,186	$1,353	(35.1)%	(67.7)%

The following table sets forth income tax from our consolidated statements of operations expressed as a percentage of total net revenues:

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Income taxes	3.7%	1.0%	0.2%

The following table sets forth income taxes from our consolidated statements of operations expressed as a percentage of income (loss) before income taxes:

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Effective tax rate	61.7%	9.5%	*	%

*	percentage is not meaningful

Income tax expense for 2004 includes $0.3 million related to federal and state income taxes and $1.1 million in foreign income taxes (including $0.2 million related to income derived from foreign license revenue). Income tax expense for 2003 includes $2.5 million related to state income taxes, which resulted primarily from the State of California’s decision during the third quarter of 2002 to retroactively suspend the state income tax net operating loss deduction for a two-year period, $1.0 million in foreign income taxes and $0.7 million in federal alternative minimum taxes. Income tax expense for 2002 included $5.4 million representing foreign taxes withheld from a license prepayment received from Samsung and $1.1 million in California state income taxes, which resulted primarily from the State of California’s decision to retroactively suspend the state income tax net operating loss deduction.

At December 31, 2004, for federal and state income tax reporting purposes we had net operating loss carryforwards of approximately $151 million and $96 million, respectively, available to offset future taxable income. $57 million of the $151 million is attributable to stock option and employee stock purchase plan deductions; when and if utilized, the $19.3 million tax benefit from a portion of the stock option and employee stock purchase plan deductions will be recognized as an increase in additional paid-in capital. At December 31, 2004, we had federal research credits and state research credits of approximately $2.0 million and $0.8 million, respectively, available to offset future taxes. The federal operating loss and research credit carryforwards will begin to expire in 2011 if not utilized. The state operating loss carryforwards begin to expire in 2005 if not utilized. The state research credits have no expiration date.

Other Income and Expense

The following table sets forth other income and expense data from our consolidated statements of operations:

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004	% Change 2002 to 2003	% Change 2003 to 2004
Other income (expense):
Interest and other expense	$(849)	$(429)	$(961)	49.5%	124.0%
Interest and other income	393	580	855	47.6%	47.4%
Foreign exchange gain (loss)	180	(674)	(1,074)	* %	59.3%

Total other income (expense)	$(276)	$(523)	$(1,180)	(89.5)%	(125.6)%

*	percentage is not meaningful

The following table sets forth operating expenses from our consolidated statements of operations expressed as a percentage of total net revenues:

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Other income (expense):
Interest and other expense	(0.5)%	(0.1)%	(0.1)%
Interest and other income	0.2%	0.1%	0.1%
Foreign exchange gain (loss)	0.1%	(0.1)%	(0.2)%

Total other income (expense)	(0.2)%	(0.1)%	(0.2)%

Fiscal 2004 Compared with Fiscal 2003

Interest and other expense for 2004 and 2003 consisted primarily of interest on short-term borrowings and miscellaneous taxes. The increase in interest and other expense for 2004 compared to 2003 was primarily due to higher bank debt and bank fees in 2004 compared to 2003.

Interest and other income for 2004 and 2003 consisted primarily of interest on our cash balances and on short-term investments. The increase in interest and other income for 2004 compared to 2003 was primarily due to higher average cash balances in 2004 compared to 2003.

The net foreign exchange loss for 2004 and 2003 was primarily attributable to our sales activity into European and Japanese markets, which exposed us to fluctuations in foreign currencies including the British pound, Euro and Japanese yen against the U.S. dollar in each of the periods. During both 2004 and 2003, we entered into designated foreign currency exchange hedging contracts to mitigate these exposures.

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

The net foreign exchange loss for 2003 and gain for 2002 was primarily attributable to our sales activity into European and Japanese markets which exposed us to fluctuations in foreign currencies including the British pound, Euro and Japanese yen against the U.S. dollar in each of the periods. During both 2003 and 2002, we entered into designated foreign currency exchange hedging contracts to mitigate these exposures.

Quarterly Results of Operations

The following table sets forth quarterly statements of operations data for the eight quarters in the two years ended December 31, 2004. This quarterly information has been derived from our unaudited financial statements and, in the opinion of management, includes all adjustments necessary for a fair presentation of the information for the periods covered. The quarterly data should be read in conjunction with our consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Quarters Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(unaudited. in thousands, except per share amounts)
Total net revenues	$54,636	$81,491	$98,670	$177,468	$164,734	$163,191	$165,221	$188,525
Cost of product revenues	39,966	59,527	72,326	134,998	135,805	157,186	141,650	210,216
Gross margin	14,670	21,964	26,344	42,470	28,929	6,005	23,571	(21,691)
Income (loss) from operations	4,283	7,531	10,922	21,885	10,510	(17,383)	(3,385)	(62,739)
Net income (loss)	4,273	7,048	9,731	18,860	9,426	(18,094)	(3,516)	(63,346)
Net income (loss) per common share—basic	$0.06	$0.10	$0.14	$0.24	$0.12	$(0.23)	$(0.04)	$(0.80)
Net income (loss) per common share—diluted	$0.06	$0.09	$0.12	$0.21	$0.11	$(0.23)	$(0.04)	$(0.80)

	Percentage of net revenues for the quarter ended:
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 20041
Total net revenues	100%	100%	100%	100%	100%	100%	100%	100%
Cost of product revenues	73.1	73.0	73.3	76.1	82.4	96.3	85.7	111.5
Gross margin	26.9	27.0	26.7	23.9	17.6	3.7	14.3	(11.5)
Income (loss) from operations	7.8	9.2	11.1	12.3	6.4	(10.7)	(2.0)	(33.3)
Net income (loss)	7.8%	8.6%	9.9%	10.6%	5.7%	(11.1)%	(2.1)%	(33.6)%

[1]	In the quarter ended December 31, 2004, total net revenues, cost of product revenues, gross margin, net loss and net loss per basic and fully diluted share includes the $63.6 million, $54.2 million, $9.4 million, $8.6 million, and $0.11 respective negative impact of the change in estimate related to certain customers previously reported on a sell-in basis being reported on a sell-through basis. In addition, the fourth quarter of 2004 cost of product revenues includes inventory valuation adjustments of $15.8 million.

Liquidity and Capital Resources

For the year ended December 31, 2004, we incurred a loss from operations of approximately $73.0 million and used approximately $115.8 million of cash in operations. As of December 31, 2004, we had an accumulated deficit of approximately $167.5 million, cash and short-term investments (excluding restricted cash) of $35.4 million and bank debt of $40 million. We operate in an industry characterized by intense competition, supply shortages or oversupply, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. We intend to incur significant expenses to fund operations to develop new products and to support existing product sales. Failure to generate sufficient revenues to offset the cost of revenues and other operating costs may require us to constrain our operations.

The following table is a summary of our cash flows from operating, investing and financing activities:

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Net cash provided by (used in) operating activities	$1,609	$(16,247)	$(115,750)
Net cash (used in) investing activities	(1,913)	(2,095)	(16,304)
Net cash provided by financing activities	39,123	86,655	43,515

The following table sets forth our days sales outstanding and inventory turns per year:

	2002	2003	2004
Days sales outstanding (net of change in deferred revenue)	57	40	49
Inventory turns per year	8	8	7

Net cash used in operating activities for the year ended December 31, 2004 included net increases in working capital of $62.3 million, which were partially offset by non-cash charges of $22.1 million comprised primarily of $2.4 million of depreciation and amortization, $3.2 million of increases in allowance for sales returns, discounts and doubtful accounts and $15.8 million of increase in inventory valuation reserve. Changes in working capital for the period included a $89.8 million increase in inventory, a $82.3 million increase in accounts receivable and a $6.7 million increase in prepaid expenses and other assets. The increase in our inventory was due primarily to the increased levels of inventory required to satisfy demand for our products and the increase in consigned inventory balances of $3.2 million at December 31, 2004 compared to December 31, 2003. The increase in accounts receivable was primarily due to increased shipments of our products during 2004 and the increase in our days sales outstanding from 40 days during 2003 to 49 days in 2004 due to providing certain significant customers with 60 day payment terms during 2004. The increase in prepaid expenses and other assets was primarily due to deferred freight and fulfillment costs, increased value added tax receivables and increased prepayments made for inventory purchases and the increased balance of value added tax prepayments due to increased shipments to our European and Japanese subsidiaries. These changes in working capital were offset by a $76.5 million increase in accounts payable, a $30.1 million increase in accrued liabilities and a $9.9 million increase in deferred license revenue and product margin. The increase in accounts payable was due primarily to significantly increased inventory purchases in the fourth quarter of 2004 compared to the fourth quarter of 2003. The increase in accrued liabilities was due primarily to the increase in provisions for market development funds of $6.7 million, legal fees of $5.1 million, rebates of $11.7 million and freight and fulfillment costs of $4.0 million. The increases in these provisions were primarily the result of increased gross product revenues during 2004 compared to 2003. The increase in deferred license revenue and product margin was primarily due to recording revenue from all of our retail customers on a sell-through basis beginning in the fourth quarter of 2004, compared to 2003 when revenue for certain of our retail customers was recorded on a sell-to basis as discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue Recognition.”

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

Net cash used in investing activities for the year ended December 31, 2004 was the result of purchases of short-term investments of $25.9 million, which was partially offset by proceeds from the sale and maturity of short-term investments of $18.0 million.

Net cash used in investing activities for the years ended December 31, 2003 and 2002 was the result of purchases of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2004 was primarily the result of drawing $40.0 million under our credit facility with Wells Fargo as described below and net proceeds of $3.1 million from stock option exercises and sales under our employee stock purchase program. Net cash provided by financing activities for the year ended December 31, 2003 was primarily the result of raising $90.1 million of net proceeds in September 2003 through the sale of approximately 5.8 million shares of our common stock at a price of $16.50 per share in a public offering and $11.1 million from net proceeds from stock option exercises, sales under our employee stock purchase program and reduction of notes receivable from stockholders. These sources of cash were partially offset by $14.6 million from the repayment of notes payable under our credit facility with Greater Bay Bank. Net cash provided by financing activities for the year ended December 31, 2002 was primarily the result of raising $27.7 million in December 2002 through the sale of approximately 4.9 million shares of our common stock at $6.00 per share in a public offering, debt proceeds of $63.2 million which were primarily from our asset based credit facility with Greater Bay Bank, and net proceeds from equity transactions of $1.9 million, offset by debt repayments of $51.0 million primarily against our asset based credit facility with Greater Bay Bank and the $2.7 million increase in restricted cash. Restricted cash represents cash and cash equivalents used to collateralize standby letters of credit related to purchasing agreements with our suppliers.

In April 2004, we entered into a credit agreement with Wells Fargo Bank. Our credit agreement with Wells Fargo Bank enabled us to borrow up to $40.0 million under a revolving line of credit note, which we did on October 19, 2004. Subsequently, on February 28, 2005, we entered into a three-year asset based revolving credit facility arranged and agented by Wells Fargo Foothill, with a maximum loan commitment of $80.0 million. The actual amount available for borrowing depends upon the value of our North American accounts receivable base. On February 28, 2005, we borrowed approximately $40.2 million under the Wells Fargo Foothill facility. The maximum amount available to us under this facility on March 1, 2005 was $43.9 million. At February 28, 2005, the annual interest rate for borrowings under the facility was 5.75 percent determined using the bank’s prime rate. We used the proceeds to repay, in full, our credit agreement with Wells Fargo Bank. As a condition of our asset based facility with Wells Fargo Foothill, we terminated our credit agreement with Wells Fargo Bank.

Pursuant to the credit agreement with Wells Fargo Foothill, we must comply with certain affirmative and negative covenants. The affirmative covenants include a restriction on capital expenditures of up to $3.5 million in any fiscal year and a requirement that we report losses before interest, tax and amortization, commonly referred to as “EBITDA,” of a loss of not more than $20.1 million for the three months ending March 31, 2005, a loss of not more than $22.5 million for the six months ending June 30, 2005, a loss of not more than $18.2 million for the nine months ending December 31, 2005, a loss of not more than $4 million for the year ending December 31, 2005 and a loss of not more than the loss in the immediately preceding period for any trailing twelve month period thereafter. The negative covenants include, among others, limitations on indebtedness; liens; distribution or disposal of assets; changes in the nature of our business; investments; mergers or consolidations with or into third parties; transactions with affiliates; and modifications to material agreements.

Upon the occurrence of an event of default, our obligations under the credit facility may become immediately due and payable. Events of default include, among others, our failure to pay our obligations under the credit facility when due; our failure to comply with any covenant set forth in the credit agreement; the attachment or seizure of a material portion of our assets; an insolvency proceeding is commenced by or against us; we are restrained from conducting any material part of our business; any judgment in excess of $250,000 is filed against us and not released, discharged, bonded against or stayed pending an appeal within 30 days; breach of any material warranty in the credit agreement; breach or termination of a material contract; or the acceleration of, or default in connection with, any indebtedness involving an aggregate amount of $250,000 or more.

On March 30, 2005, we issued $60 million aggregate principal amount of 5.625% senior convertible notes due April 1, 2010 in a private offering. As a result of this issuance, we received net proceeds of $57.075 million.

The Notes are convertible into shares of our common stock any time at the option of the holders of the Notes at a price equal to approximately $6.68 per share, subject to adjustment in certain circumstances, which represents a 30% premium over our closing price of $5.14 on March 29, 2005. The Notes bear interest at a rate of 5.625% per annum, and interest on the Notes will be payable on March 31 and September 30 of each year, beginning on September 30, 2005.

The Notes will be redeemable, in whole or in part, for cash at our option beginning on April 1, 2008 at a redemption price equal to the principal amount of the Notes being redeemed plus accrued but unpaid interest, if any, up to but excluding the redemption date; provided, however, that Lexar may only exercise such redemption right if its common stock has exceeded 175% of the conversion price of the Notes for at least 20 trading days in the 30 consecutive trading days ending on the trading day prior to the date upon which we deliver the notice of redemption. Upon redemption, we will be required to make a payment equal to the net present value of the remaining scheduled interest payments through April 1, 2010. See Note 16 to our Notes to Consolidated Financial Statements for additional terms of the credit facility and the notes.

We currently believe that, including the proceeds from issuing the convertible notes on March 30, 2005, we have sufficient cash and availability under our asset based credit facility to meet our operating, capital and debt service requirements for at least the next twelve months. There can be no assurance, however, that we will be successful in executing our business plan, achieving profitability or maintaining our existing customer base. Our cash needs are also dependent on the credit terms extended to us by our suppliers, particularly Samsung which supplies the majority of flash memory, and if our suppliers do not provide us with credit terms that are appropriate to meet our needs, we may have to seek alternate suppliers or additional financing. To the extent that we do not generate sufficient revenues and reduce the cost of revenues or reduce the cost of discretionary expenditures and, as a result, cash, short term investments and available credit is insufficient to satisfy liquidity requirements, additional cash may be needed to finance operating and investing needs. However, depending on market conditions, any additional financing needed may not be available on acceptable terms, or at all.

Purchase Commitments

We purchase the majority of our flash memory from Samsung pursuant to a supply agreement that expires on March 29, 2006, unless the agreement is extended. Samsung has guaranteed a certain allocation of its flash memory production capacity to us. Under the supply agreement, our purchases are priced based on an agreed upon methodology and Samsung provides us with intellectual property indemnification for the products we purchase from them. Either party can terminate the supply agreement in the event of the other party’s breach of the agreement or bankruptcy. We are not obligated to purchase minimum volumes of flash memory from Samsung.

We also have a supply agreement with UMC under which we purchase controllers. The purchase commitment for such controllers is generally restricted to a forecasted time horizon based on a rolling forecast of our anticipated purchase orders. This agreement expires on December 31, 2005 unless the agreement is extended. If we do not extend the agreement, we intend to continue to purchase controllers from UMC on a purchase order basis.

We depend on third party subcontractors for assembly and testing of our digital media products. We do not have long-term agreements with these subcontractors. Instead, we procure services from these subcontractors on a per-order basis.

The following table outlines our contractual obligations and commercial commitments at December 31, 2004:

	Payments due by period (in thousands)
	Total amount committed	Less than 1 year	1–3 years	3–5 years	After 5 years
Contractual obligations and commercial commitments:
Operating leases	$6,424	$1,338	$3,035	$841	$1,210
Unconditional purchase obligations	1,161	1,161	—	—	—
Standby letters of credit	5,000	5,000	—	—	—

Total contractual obligations and commercial commitments	$12,585	$7,499	$3,035	$841	$1,210

In the normal course of business, we place cancelable purchase orders with our vendors and suppliers.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases and purchase obligations as described above.

Indemnifications

We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically these obligations arise in connection with sales contracts and license agreements under which we customarily agree to hold the other party harmless against any losses incurred as a result of a claim by any third party with respect to our products. We also typically agree to pay any costs incurred in defense of any such claim. The terms of the indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, the amounts required to defend indemnification claims have been insignificant. Accordingly, we have not accrued any amounts for these indemnification obligations as of December 31, 2004 or 2003.

We have agreements whereby our directors and officers are indemnified for certain events or occurrences while the officer or director is serving at our request in such capacity. The maximum amount of future payment we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities for these agreements as of December 31, 2004 or 2003.

Warranties

We provide warranties that range from one year for digital music players and the xD Picture Card to lifetime warranties for our professional products. Warranty costs are the costs to rework or scrap returned inventories. Our warranty costs have historically been minimal.

Recent Accounting Developments

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We have complied with the disclosure requirements and will evaluate the impact of EITF 03-1 once final guidance is issued.

In November 2004, the FASB issued Financial Accounting Standard No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS 151 is not expected to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. Management is currently evaluating the impact of adopting SFAS 123R; however, it believes the adoption of SFAS No. 123R will have a significant impact on net income (loss) and net income (loss) per share. The impact on our financial statements will be dependent on the transition method, the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life. The pro-forma disclosures of the impact of SFAS 123 provided in Note 2 to the Consolidated Financial Statements may not be representative of the impact of adopting SFAS 123R.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We are required to adopt SFAS 153, on a prospective basis, for nonmonetary exchanges beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on our consolidated results of operations.

RISKS THAT COULD AFFECT FUTURE RESULTS

The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Annual Report on Form 10-K.

Risks Related to Our Business

We are substantially leveraged, which could adversely affect our ability to adjust our business, to develop or enhance our products, expand our operations, respond to competitive pressures or obtain additional financing.

We have significant indebtedness. On February 28, 2005, we borrowed approximately $40.2 million under our asset based credit facility with Wells Fargo Foothill. On March 30, 2005, we issued $60 million aggregate principal amount of 5.625% senior convertible notes due April 1, 2010.

The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	a substantial portion of our cash flow from operations will be dedicated to the payment of the principal and interest of our indebtedness;

•	if we elect to pay any premium on the senior convertible notes with shares of our common stock or we are required to pay a “make-whole” premium with our shares of common stock, our existing stockholders’ interest in us would be diluted; and

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

Our ability to pay interest and principal on our asset based credit facility and debt securities, to satisfy other debt obligations which may arise and to make planned expenditures will be dependent on our future operating performance, which could be affected by changes in economic conditions and other factors, some of which are beyond our control. A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of the debt under such instruments and in some cases acceleration of debt under other instruments that may contain cross-default or cross-acceleration provisions. If we are at any time unable to generate sufficient cash flow from operations to service our indebtedness, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

If we cannot raise needed funds on acceptable terms, or at all, we may not be able to maintain our product development schedule, respond to competitive pressures or grow our business. Failure to obtain additional funds when required could also result in inadequate capital to operate our business in accordance with our plans and require us to cut back operations, which could result in a further decline in revenues, or to cease our operations. Historically, cash generated from operations have not been sufficient to fund our capital requirements. If we need to raise additional funds during the next twelve months to fund potential growth or our operations, it could be difficult to obtain additional financing on favorable terms, or at all. We may try to obtain additional financing by issuing shares of common stock, preferred stock, convertible debt securities, or warrants or otherwise, which could dilute our existing stockholders.

We expect that Toshiba and Toshiba America Electronics Company, Inc. will appeal a jury’s award to us of over $465 million in damages, and an unfavorable outcome could lead to a decline in our stock price and have a negative impact on our ability to increase our licensing revenues.

In March 2005, a jury found Toshiba Corporation and Toshiba America Electronic Components, Inc. liable to us for breach of fiduciary duty and theft of trade secrets and awarded us over $465 million in damages, including a punitive damage award for conduct by Toshiba that the jury found to be oppressive, fraudulent or malicious. Toshiba has indicated that it intends to pursue vigorously an appeal of these rulings. The outcome of any post trial motions or an appeal is inherently uncertain and could result in the damage award being reduced or eliminated or the case being remanded to the trial court for further proceedings. An appeal could take a significant amount of time during which we would not be able to collect on the verdict. During the time the case remains pending, we expect to incur substantial additional legal costs. If Toshiba prevailed on having the verdict set aside either by the trial court or through an appeal of this verdict, the damages awarded to us could be reduced or eliminated. This could adversely affect our ability to secure additional licensing revenue either from Toshiba or other potential licensees which would likely have a negative impact on the value of our stock.

We have a history of losses and may not be able to return to or sustain profitability.

We incurred net losses in each of the second, third and fourth quarters of 2004, including a net loss of $63.3 million in the fourth quarter of 2004, and as of December 31, 2004, had an accumulated deficit of approximately $167.5 million. We cannot assure you that we will be able to return to or sustain profitability in future periods, and we will likely use cash for operations. Our ability to return to or sustain profitability depends on the rate of price decreases for our products, the cost of our components, particularly flash memory, the growth of the markets for digital cameras or other host devices that use digital storage media, the extent to which our products, particularly our higher margin products, are accepted by these markets, our ability to charge a premium for our higher performance products, the success of our products and our ability to adequately manage our inventory and control our operating expenses, particularly our litigation costs. We also must continue to reduce the costs of producing and selling our flash media products by controlling our internal and channel inventory, securing the best available pricing for flash memory and components used in our digital media products and reducing our manufacturing costs. If we are unsuccessful in increasing revenues from our higher margin products and controlling our operating expenses, we may not be able to return to or sustain profitability on a quarterly or an annual basis.

A lack of effective internal control over financial reporting could result in an inability to accurately report our financial results that could lead to a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Effective internal control over financial reporting is essential for us to produce reliable financial reports. If we cannot provide reliable financial information or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal control over financial reporting. In connection with our management’s evaluation of our internal control over financial reporting as of December 31, 2004, management identified two control deficiencies that constitute material weaknesses. As more fully described in Item 9A of this report, as of December 31, 2004, our management determined that we did not maintain effective internal control over:

•	revenue recognition with respect to certain customers (primarily our resellers), including adequate consideration of our estimates regarding offsets to or discounts from revenue such as price protection and promotional activities; and

•	the accounting for inventory valuation reserves.

These deficiencies resulted in audit adjustments that were recorded in our consolidated financial statements for the fourth quarter of 2004. As a result of the material weaknesses identified, we concluded that our internal control over financial reporting was not effective as of December 31, 2004, and PricewaterhouseCoopers LLP, our independent registered public accounting firm, issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2004. A failure to implement and maintain effective internal control over financial reporting, including a failure to implement corrective actions to address the control deficiencies identified above, could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Our operating results and gross margins have fluctuated in the past, may fluctuate significantly in the future and are difficult to predict. If our future results are below the financial guidance provided by us or the expectations of investors or securities analysts, the market price of our common stock could decline significantly.

Our operating results and gross margins have fluctuated in the past and may vary significantly in the future based on a number of factors related to our industry and the markets for our products. We will have little or no control over many of these factors and any of these factors could cause our operating results and gross margins, and consequently the price of our common stock, to fluctuate significantly. These factors include, among others:

•	increases in the price of flash memory that we buy or the failure of cost decreases to keep up with price decreases for our products;

•	the decision of our customers to return products or rotate their stock;

•	the amount of price protection, volume incentive rebates, discounts, market development funds, cooperative advertising payments and other concessions and discounts that we may need to provide to some of our customers due to competitive pricing pressures;

•	fluctuation in demand for our products, including seasonal demand for our products and the volume and timing of potential retail customer and distributor orders;

•	competitive pricing pressures for the products we sell;

•	the rate of growth of the market for digital cameras, digital media, cell phones with card slots and USB flash drives;

•	the timely availability of flash memory, particularly flash memory that meets our technological requirements;

•	the availability of sufficient silicon wafer foundry capacity and product components to meet customer demand;

•	the difficulty of forecasting sell-through rates of our products and their impact on inventory levels at our distributors and customers if sell-through data is not timely reported to us, which may result in additional orders being delayed or reduced and inventory being returned;

•	the timing and amount of expenses related to obsolescence and disposal of excess inventory and the difficulty of forecasting and managing our inventory levels, including inventories on consignment;

•	the timing and amount of any reductions in the average selling prices of our products and services;

•	the mix of business between retail, OEM and licensing;

•	price reductions in key components, such as flash memory, could result in reduced margins when selling products that include previously purchased components held in inventory;

•	increases in costs charged by our component or card suppliers or the failure of our suppliers to decrease the prices they charge to us when industry prices decline;

•	the timing and amount of orders, cancellations from existing and new customers and penalties imposed by customers for failure to meet their requirements;

•	the commencement of, involvement in or the expansion, appeal or settlement of our litigation;

•	any changes in the trend of declining average selling prices per unit sold of digital storage media;

•	competing flash card standards, which displace the standards used in our products;

•	shortages of components such as capacitors and printed circuit boards required for the manufacturing of our products;

•	exchange rate fluctuations, particularly the U.S. dollar to British pound and Japanese yen and the British pound to Euro exchange rates;

•	the announcement or introduction of products and technologies by competitors;

•	the inability of new NAND flash memory suppliers to fully indemnify us should we be subjected to litigation;

•	potential product quality problems which could raise return or rework costs; and

•	whether we can sell controllers in the volumes and at the prices we anticipate.

In addition, as a result of the emerging nature of our market, we may be unable to accurately forecast our revenues and gross margins. We incur expenses based predominantly on operating plans and estimates of future revenues. Our expenses are to a large extent fixed in the short term and we may not be able to adjust them quickly to meet a shortfall in revenues during any particular quarter. We also plan inventory levels based on anticipated demand for our products and on anticipated product mix. As we anticipate increased demand for certain products we increase our level of inventory, which results in increased risk if we inaccurately estimate anticipated demand. Also, because of irregular component shipments from certain of our suppliers, we have had to carry a higher level of inventory as a buffer against delivery delays. Any significant shortfall in revenues in relation to our expenses and planned inventories would decrease our net income or increase our operating losses and harm our financial condition. Declines in our operating results or gross margins may cause us to fail to meet the expectations of investors or securities analysts, which would be likely to cause the market price of our common stock to decline.

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

As a result of the supply agreement we entered into with Samsung in April 2001, it is our primary supplier of flash memory, which is the primary cost of our digital media. During much of 2004, the demand for flash memory was substantially greater than the supply of flash memory due to the continuing demand for digital cameras, increased use of flash memory in cellular phones and other digital consumer products, and increasing demand for USB flash drives. Shortages of flash memory now continue and we expect that the demand for flash memory during 2005 will continue to be greater than the available supply. If we are unable to obtain sufficient quantities of flash memory from Samsung or from another flash memory supplier in a timely manner and at competitive prices, we will not be able to manufacture and deliver flash memory products to satisfy our customers’ requirements. Although a number of semiconductor companies have begun to manufacture flash memory that would meet some of our needs, Samsung and Toshiba continue to control virtually all of the market for flash memory for our products. The new flash suppliers have been delayed in their efforts to enter the flash chip market and their technical roadmaps may now be substantially behind the products manufactured and sold by Samsung and Toshiba. Even as additional flash memory capacity becomes available from new suppliers, these suppliers may not be able to supply our flash memory needs at competitive prices if we cannot obtain adequate supplies from Samsung. Even if we are able to obtain flash memory in sufficient volumes and on schedules that permit us to satisfy our delivery requirements, we cannot assure you that the prices charged by Samsung or other suppliers will enable us to compete effectively in our market. If we are unable to satisfy the requirements of our customers or supply digital media to them in the volumes they request, they will likely reduce future orders or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. If we are unable to obtain flash memory at economical prices, our gross margins would decline unless we could raise the prices of our products in a commensurate manner or offset the cost increases elsewhere. The existing competitive conditions in our industry may not permit us to do so, which would adversely impact our revenues and gross margins.

In addition, if Samsung does not offer us prices, sales terms and credit terms that are appropriate to meet our growing needs, we might have to seek alternate suppliers or additional financing. Furthermore, if Samsung is unable to increase its output of flash memory in a manner commensurate with our needs, or to manufacture flash memory that is technologically and price competitive, or if it has any interruptions in shipment for any reason, we would be unable to satisfy our customers’ requirements. For example, Samsung has previously emphasized smaller flash geometries over multi-level cell technology. In contrast, Toshiba and SanDisk appear to be manufacturing multi-level cell technology in volume at high yields, which appears to give them significant cost advantages over single-level cell technologies.

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

Our agreements with Samsung terminate in March 2006 unless extended. Either party can terminate the agreement in the event of the other party’s breach of the agreement or bankruptcy.

The solid-state storage market is evolving and we may not have rights to manufacture and sell certain types of flash card formats or we may be forced to pay a royalty to sell digital media in these formats. Future digital media formats may not use our core technology.

Many new digital cameras and other consumer devices now use digital media formats such as the Secure Digital Card or xD Picture Card formats, which we do not have the rights to manufacture. Our cost structure on these products is higher than our cost structure for other products. The Secure Digital Card was introduced by a consortium consisting of SanDisk, Matsushita and Toshiba. The consortium charges significant license fees to other companies that want to manufacture SD Cards. The Secure Digital Card and the xD Picture Card have rapidly gained broad consumer acceptance. This has resulted, and will likely continue to result in a decline in demand, on a relative basis, for products that we have the rights to manufacture without the payment of a royalty.

In 2004, products we purchase and resell significantly increased as a percentage of our total net revenues. We believe that one of our advantages is our ability to offer retailers all major flash card formats, and if we were unable to supply all flash card formats at competitive prices or if we were to have product shortages, our margins would be adversely impacted and our customers would likely cancel orders or seek other suppliers to replace us.

We have recently modified our pricing strategy and have significantly reduced promotional programs and increased prices on certain products to most of our customers to better align our selling prices with our cost structure. Many of our retail customers and distributors have rights of return and we may be required to take back large quantities of unsold customer inventory if as a result of our recent actions or otherwise they decide to terminate their relationship with us and purchase from other vendors.

Substantially all of our sales of our digital media products to end-users are made through distributors and retailers. Our sales through these channels often include rights to return unsold customer inventory still in the customers’ inventory for credit. We have recently modified our pricing strategy and have significantly reduced promotional programs and increased prices on certain products to most of our customers to better align our selling prices with our cost structure. Our resellers or their customers may not accept these price increases and may decide to reduce their orders, purchase from other vendors or return unsold product to us. In the past several months, we have lost product placements to our competitors at Wal-Mart, CompUSA and other resellers in part because of our pricing strategy. At Wal-Mart in particular, which accounted for more than 15% of our gross revenue in 2004, we may experience a significant decline in sales due to the addition of other vendors.

If our resellers reduce or cancel their orders, they may also decide to exercise their rights of return and require that we take back large quantities of unsold customer inventory. Our customers generally place orders on the expectation of certain promotional support from us, and as we reduce our promotional activities, those customers may decide to return significant amounts of products to us. If there are significant inventories of old products in our distribution channel when a new product is released, or if these distributors and retailers are unsuccessful in selling our products, there could be substantial product returns. If our reserves are insufficient to account for these returns or if we are unable to resell these products on a timely basis at similar prices, our revenues may be reduced. Because the market for our products is rapidly evolving, we may not be able to resell returned products at attractive prices or at all.

If we are unable to generate increased revenue from licensing our intellectual property, our gross margins and results of operations would be negatively impacted.

We have historically derived the substantial majority of our licensing revenue from a limited number of sources. If we fail to generate significant licensing revenues or increase the revenues we derive from our higher margin controller sales, we may not grow our revenues and margins as planned. In March 2002, we executed a license agreement with Samsung that provided for fixed license payments through March 31, 2004 and variable based royalties thereafter. Whether we will be paid any royalties under the variable based royalty obligations depends on many factors, including which flash products Samsung manufactures and sells and in what volumes, as well as our relative market share and our aggregate purchases from Samsung. Since March 31, 2004, variable-based royalties from Samsung under this agreement have been minimal and we expect that trend to continue for the foreseeable future. We cannot assure you that we will be successful in our efforts to secure new license or royalty revenues, and our failure to do so could negatively impact our operating results.

Our unit volume has increased substantially in recent periods and has strained our operations infrastructure and our supply chain.

The number of units we manufacture on a weekly basis has increased significantly and has strained our supply chain and operational capabilities. Our contract manufacturers may not be able to manufacture product at levels necessary to sustain our increased growth. Our component suppliers may not be able to keep up with the growth in our need for parts. Our other vendors, such as those that package our products, also may have trouble meeting our additional demands on them. If we are not able to continue to accommodate this increased unit demand from our customers, we may have product shortages. If we were to have product shortages, our customers would likely cancel orders, impose penalties for late shipment or delivery cancellations, require that we use faster shipping methods which would increase our freight and fulfillment expenses or seek other suppliers to replace us.

If our component suppliers are not able to meet our demand in a timely manner, we may not be able to manufacture and package products quickly enough to meet customer demand. If this were to occur, customers would likely cancel orders or switch suppliers. In addition if we are unable to manufacture products at rates sufficient to keep up with our component purchases, we may have too much inventory that would later need to be written down if component prices decrease. This challenge can be, and has in the past been, particularly acute during the fourth quarter when demand for components is high and retail customers require the delivery of large volumes of products during a narrow window of time. In addition, because the first quarter typically experiences lower demand than the fourth quarter, inventory planning becomes particularly important. If we are not able to manage our component purchases and inventory appropriately, our financial results will be negatively impacted.

In addition, we must continue to make significant investments in our existing internal information management systems to support increased manufacturing, as well as accounting and other management related functions. Our systems, procedures and controls may not be adequate to support rapid growth, and as described in further detail in Item 9A of this report, we have identified two deficiencies in our internal control over financial reporting that were determined to be material weaknesses. We cannot assure you that we will not have internal control deficiencies in the future, including deficiencies that may be deemed to be material weaknesses, which could in turn harm our business, financial condition and results of operations. In addition, the improvement in economic conditions will likely extend the lead-time for procuring components. If we do not plan properly or if the demand rises too quickly, we will face material shortages.

We market our digital media primarily on the basis of its superior technology. If we are unable to achieve or maintain technological leadership, our revenues and gross margins would likely decline significantly.

We market our digital media primarily on the basis of its performance and technology advantage over our competitors’ products. In doing so, we have emphasized our speed and other advantages over our competitors’ products and have tried to establish ourselves as the brand of choice among professional photographers. We label our CompactFlash and some of our JumpDrive and Secure Digital Card products as capable of sustained write speed performance in which 1x is equal to a write speed of 150 kilobytes per second, nomenclature similar to that used in the CD-ROM industry. For example, our 4x CompactFlash digital film is capable of sustained write speeds of at least 600 kilobytes per second. Currently, we offer CompactFlash, Secure Digital and JumpDrive flash drives capable of minimum sustained write speeds up to 80x, 32x and 120x, respectively. Our highest capacity card is currently eight gigabytes. From time to time our competitors have introduced products for which they have claimed high, sustained write speeds, including write speeds faster than that of some of our own competing products. If we are unable to design and manufacture products that are technologically superior to those of our competitors or if we lose our status as a brand preferred by professional photographers, we will be unable to achieve a premium price for our products. If this were to occur, our revenues and gross margins would likely decline significantly.

Increased competition in the digital media market may lead to a decrease in our revenues and market share.

Our industry is characterized by intense competition, supply shortages or oversupply, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. Our existing competitors include many large domestic and international companies that have longer operating histories and have or may have greater brand name recognition, greater access to flash memory, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with retailers, OEMs and end users. As a result, these competitors may be able to better absorb price declines, ensure more stable supply, adapt more quickly to new or emerging technologies or devote greater resources to the promotion and sale of their products than we may. Ultimately, this may lead to a decrease in our sales and market share.

We compete with semiconductor companies that manufacture and sell flash memory chips or flash memory cards. These include Hynix, Infineon, Micron, Renesas, Samsung, SanDisk, ST Micro and Toshiba. SanDisk and Toshiba jointly develop and manufacture both low-cost and high-performance flash memory through their Flash Vision joint venture. Because flash memory represents a significant portion of the cost of flash media, SanDisk and other flash manufacturers may have a competitive advantage and may have access to flash memory at prices substantially below the prices that our suppliers charge to us. SanDisk has other competitive advantages in that it also collects substantial royalties pursuant to license agreements with Samsung and others. SanDisk also collects royalties on the manufacture and sale of SD Cards. In conjunction with the SanDisk/Samsung license agreement, SanDisk has announced that Samsung sells flash to SanDisk at very favorable pricing.

We also face significant competition from manufacturers or card assemblers and resellers that either resell flash cards purchased from others or assemble cards from controllers and flash memory chips purchased from companies such as Renesas, Samsung or Toshiba, into flash cards. These companies include Crucial, Dane-Elec, Delkin Devices, Kodak, Feiya, Fuji, Hagiwara, Hewlett Packard, Data I/O, Infineon, Kingston, M-Systems, Matsushita, Memorex, Memory Plus, Micron, PNY, PQI, Pretec, Ritek, Samsung, SanDisk, Silicon Storage Technology, SimpleTech, SMART Modular Technologies, Sony, TDK, Transcend, Viking InterWorks and many others.

In addition, an increasing number of companies are manufacturing their own controllers, including Genesys, Hyperstone, Prolific, SanDisk, Sigmatel, Silicon Storage Technology, SMI, Solid State System, Sony and Zoran. Such companies either combine their controller with flash memory from third parties to manufacture their own flash cards or sell their controllers to third parties who use them to assemble flash cards. Additionally, major semiconductor companies such as Infineon, Micron, Renesas, Samsung and Toshiba have also developed or are currently developing their own controllers that will likely compete with our controller and/or card sales.

Furthermore, many companies have introduced USB flash drives that compete directly with our JumpDrive line of products. These include Apacer, Belkin, Fuji, Iomega, JMTek, KTI Networks, M-Systems, Netac, PNY, Samsung, SanDisk, SimpleTech, Sony, Trek and many others.

Many of our competitors are larger than we are and, because they manufacture their own controllers and flash memory, do not depend to the extent we do on third parties to supply them with those products. Flash memory has been in short supply for a number of quarters which has resulted in our flash costs decreasing at a slower rate than product pricing in the market. Companies that manufacture their own flash memory will have a significant advantage so long as this allocation situation continues.

Our competitors have also introduced certain flash card formats. For example, a consortium consisting of SanDisk, Matsushita and Toshiba have developed the Secure Digital Card, a media format used in digital cameras as well as in other electronic applications, and Fuji and Olympus introduced the xD Picture Card. Although we currently sell these flash memory products, which we source from third parties, we must pay significant royalties or higher costs to do so and may not be able to do so in the future at a reasonable rate or at all. In addition, SanDisk has introduced TransFlash which is designed to be used in cell phone applications. If we are unable to obtain the rights to manufacture these products, our business will be adversely affected.

We also face competition from some manufacturers of traditional film products. Kodak and Fuji are the largest and best-known manufacturers of traditional film products. Fuji has entered the flash card market, but does not yet manufacture its own flash cards. Last year, we entered into an agreement with Kodak to sell flash cards under the Kodak brand on a worldwide basis. With their resources and worldwide brand recognition, Fuji and Kodak, if we were to lose the rights to sell products under that brand, would be formidable competitors for our core business.

Several companies, such as Cornice, IBM, and Matrix Semiconductor have introduced competing technologies for use in digital cameras. These include products such as Digital Capture Technology and the MicroDrive. Although the cost per megabyte of rotating media such as Digital Capture Technology and the MicroDrive is lower than that of flash cards, rotating media has historically had higher power consumption and lower reliability than flash cards. Compact discs can also be used as a storage medium for digital cameras and other devices, and, while inexpensive, are quite bulky. We expect to continue to face competition from existing or future competitors that design and market similar or alternative data storage solutions that may be less costly or provide additional features. If a manufacturer of digital cameras or other consumer electronic devices designs one of these alternative competing standards into its products, the digital media we manufacture, as currently configured, will not be compatible with that product and our revenues may decline.

If we are unable to continue to develop, competitively market and sell our JumpDrive portable flash storage product line, our revenues and gross margins and results of operations would be negatively impacted.

We derive a significant portion of our revenues and gross margin from sales of our JumpDrive flash storage products. The market for USB drives has become increasingly competitive. We believe that design has become an important selling feature for these products unlike other flash cards which have fixed dimensions and specifications. If we cannot continue to develop, market and sell these products, particularly with designs that appeal to a broad group of customers, our revenues, gross margins and profits may decline.

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

Our competitors and customers impose significant pricing pressures on us. At times, these pricing pressures have been possible as a result of lower flash memory costs. At other times, such as in the fourth quarter of 2004, our prices have fallen faster than our costs which has resulted in additional margin pressure. In addition, because a large percentage of our sales are to a small number of customers that are primarily retail consumer chains, distributors and large OEMs, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. In the past, we have significantly reduced the prices of many of our flash products from time to time, and we may need to continue to do so to remain competitive even though we are currently asking many of our customers to accept price increases. Any reduction in prices by us will hurt our gross margins unless we can manage our internal and channel inventories and our cost structure to minimize the impact of such price declines and reduce our costs. We also sell our products to certain customers on a consignment basis, which has resulted in us carrying higher inventory levels.

If we are unable to reduce our costs to offset declines in average selling prices or increase the sales volume of our existing products, our revenues and gross margins will be adversely affected. We anticipate that our average selling prices will continue to decline in 2005. This may negatively impact our anticipated growth in product revenues as well as our gross margins, particularly if the decline in our average selling prices is not matched by price declines in our component costs, primarily the cost of flash memory. Furthermore, even if we experience price declines in our component costs, such price reductions could result in reduced margins when we sell products that include components in inventory which were previously purchased at a higher price.

Because we protect many of our retail customers and distributors against the effects of price decreases on their inventories of our products, we have in the past and may in the future incur large price protection charges if we reduce our prices when there are large quantities of our products in our distribution channel.

Nearly all of our retail product sales in 2002, 2003 and 2004 were made through our resellers to which we have provided price protection. Price protection allows customers to receive a price adjustment on existing inventory when its published price is reduced. In an environment of slower demand and abundant supply of products, price declines and channel promotions expenses are more likely to occur and, should they occur, are more likely to have a significant impact on our operating results. Further, in this environment, high channel inventory may result in substantial price protection charges. These price protection charges have the effect of reducing gross sales and gross margin. Price protection in our retail channel during 2003, was approximately $13.3 million, or 3.4% of product revenues, and in 2004, we incurred price protection of approximately $52.6 million, or 7.8% of product revenues. We anticipate that we will continue to incur price protection charges for the foreseeable future due to competitive pricing pressures. If our price protection reserves are insufficient or we continue to have difficulties estimating future charges, our revenues and gross margins would be adversely affected in future periods.

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

In the future, a significant portion of our revenue may be derived from sales of digital media under the Kodak brand. We have a number of obligations that we must fulfill under our agreement with Kodak to keep the license exclusive and to keep it in effect. These obligations include compliance with Kodak guidelines and trademark usage, customer satisfaction, and a number of market share goals and target minimum royalty payments. If we were to lose the rights to sell products under the Kodak brand, our financial results could be significantly negatively impacted.

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

We may need to write-down our inventory if our sales levels do not match our expectations or if pricing declines more than we anticipate, which could adversely impact our revenues and gross margins.

We operate in an industry that is characterized by intense competition, supply shortages or oversupply, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence, all of which make it more challenging to effectively manage our inventory. Our inventories are stated in the lower of cost or market value. Determining market value of inventories involves numerous judgments, including judgments regarding average selling prices and sales volumes for future periods. We primarily utilize estimated selling prices for measuring any potential declines in market value below cost. When market value is determined to be below cost, we make appropriate allowances to reduce the value of inventories to net realizable value. This may occur where we determine that inventories are slow moving, obsolete or excess or where the selling price of the product is insufficient to cover product costs and selling expenses. If actual product demand or selling prices are less favorable than we estimate, we may be required to take additional inventory write-downs and our revenues and gross margins will be negatively impacted.

We depend on a few key customers and the loss of any of them could significantly reduce our revenues.

Historically, a small number of our customers have accounted for a significant portion of our revenues. During 2004, sales to the ten customers from which we received the greatest revenues accounted for approximately 49.1% of our total gross revenues. Sales to one customer, Wal-Mart, represented greater than 15% of our gross revenues. We have lost product placements to our competitor at Wal-Mart and expect that it will be a smaller portion of our business in 2005. Our revenues could decline if one or more of these customers were to significantly reduce, delay or cancel their orders, decide to purchase digital media manufactured by one of our competitors, develop and manufacture their own digital media or cease operations due to the downturn in the global economy or otherwise. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

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

We sell a significant percentage of our digital media products through retailers, most notably Best Buy, CompUSA, Dixons Group Plc, Office Max, Ritz Camera Centers, Target and Wal-Mart, rather than through OEMs. Sales to retailers subject us to many special risks, including the following:

•	continued downward pricing pressure in the retail channel has, and we expect will continue to, necessitate price protection of the inventories of our products that many of our customers carry;

•	loss of market share if the retailers that carry our products do not grow as quickly and sell as many digital media products as the retailers that carry the digital media products of our competitors;

•	loss of business or monetary penalties if we are unable to satisfy the product needs of these customers or fulfill their orders on a timely basis;

•	increased sales and marketing expenses if we are unable to accurately forecast our customer’s orders, including, among other items, increased freight and fulfillment costs if faster shipping methods are required to meet customer demand;

•	product returns could increase as a result of our strategic interest in assisting retailers in balancing their inventories;

•	reduced ability to forecast sales;

•	reduced gross margins, delays in collecting receivables and increased inventory levels due to the increasing tendency for some retailers to require products on a consignment basis; and

•	retailers may emphasize our competitors’ products over our products, or decline to carry our products.

Availability of reliable sell-through data varies throughout the retail channel, which makes it difficult for us to determine actual retail product revenues until after the end of each of our fiscal quarters. Unreliable sell-through data may result in either an overstatement or understatement of our reported revenues and results of operations. Our arrangements with our customers also provide them price protection against declines in our recommended selling prices. Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors and therefore must rely on them to effectively sell our products over those of our competitors.

Because we depend on single suppliers for some key components and products and do not have long-term supply contracts with those suppliers, we are exposed to the risks, including, price increases, late deliveries, poor component quality and a potential inability to obtain an adequate supply of components In addition, not all of these suppliers provide us with indemnification for their products, so we also face the risk that our margins and operating results would be severely negatively impacted if such products infringe the intellectual property rights of a third party or if we are found to owe license fees or royalties relating to these products.

We have a sole source of supply for certain components in our digital media. Because we depend on single suppliers for certain key components, and do not have a long-term supply contract with any of these suppliers, we face the risk of inadequate component supply, price increases, late deliveries and poor component quality. Any supplier may terminate their relationships with us or pursue other relationships with our competitors, and if we were to lose our relationship with these single suppliers, the lead time required to qualify new suppliers could be as long as three months. Also, if we lose our single suppliers or these suppliers are otherwise unable to satisfy our volume and delivery schedule requirements, it may be difficult to locate any suppliers who have the ability to develop, manufacture and deliver the specialized components we need for our products. If we are unable to accurately predict our supply needs, or if our supply of components is disrupted, our reputation may be harmed and we may lose existing customers, incur penalties imposed by existing customers or be unable to attract new customers.

We also do not currently manufacture certain digital media formats, such as the Memory Stick Duo, Memory Stick PRO, xD Picture Card, Secure Digital Card or mini –Secure Digital, with our own controllers. Until we are able to develop our own flash memory controller for these and other products, we must purchase such cards from third parties for resale. We do not have long-term supply contracts with all of these suppliers, and therefore face the risks of inadequate supply, price increases, late delivery or unavailability and the need to maintain buffer inventory. If our supply of such products is disrupted, we will lose existing customers and may be unable to replace them or to attract new ones. Furthermore, not all of our suppliers provide us with indemnification regarding such sales. Other suppliers impose limits on their indemnification obligations. If such products infringe the intellectual property rights of a third party or if we are found to owe license fees or royalties relating to these products, our margins and operating results would be severely negatively impacted.

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

We have entered into a supply agreement with UMC under which we are obligated to provide UMC with a rolling forecast of our anticipated purchase orders. Such forecasts may only be changed by a certain percentage each month. This limits our ability to react to significant fluctuations in demand for our products. If UMC were to become unable or unwilling to continue manufacturing our controllers in the required volumes, at acceptable quality, yields and prices, and in a timely manner, we might not be able to meet customer demand for our products, which could limit the growth and success of our business. We have qualified other fabs, but we cannot assure you that they will have sufficient capacity to accommodate our demand at any particular time. Our contract with UMC terminates in December 2005.

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

Our flash cards are primarily assembled and tested by PC Partner in China; Power Digital Card in Taiwan; Venture Manufacturing Services in Singapore and Indonesia; and Venture Manufacturing, Vitron, Macrotron and PC Partner in the United States. We do not have a long-term agreement with Vitron, Venture Manufacturing or PC Partner and typically obtain services from them on a per order basis. Additionally, our controllers are assembled, tested and packaged primarily by Advanced Semiconductor Engineering in Taiwan, Advanced Interconnection Technologies in Indonesia and in the United States. Our reliance on these subcontractors involves risks such as reduced control over delivery schedules, quality assurance, inventory levels and costs. These risks could result in product shortages or increase our costs of manufacturing, assembling or testing our products. If these subcontractors are unable or unwilling to continue to provide assembly and test services and deliver products of acceptable quality, at acceptable costs and in a timely manner, we would have to identify and qualify other subcontractors. This could be time-consuming and difficult and result in unforeseen operations problems.

If our efforts to optimize our supply chain are unsuccessful and we are unable to meet our customers’ requirements, our business could be negatively impacted.

In order to improve our ability to operate within an increasingly competitive environment, we are taking a variety of measures designed to improve operational efficiency, including, among other items, streamlining our logistics to improve inventory management and reducing manufacturing costs and operating expenses. One impact of these changes will be that we will carry less inventory as a buffer against irregular deliveries from our suppliers. If we are unsuccessful in our efforts to achieve the foregoing, or, if the third-party subcontractors and suppliers on whom we depend fail to deliver or manufacture products in a timely manner or are unable or unwilling to provide the products and services we obtain from them at the cost and quality we require, our supply of components may be adversely affected. If this were to occur, we would not be able to deliver products to our customers in a timely manner necessary to meet their requirements. As a result, our business could be harmed, we may lose customers, and we may be unable to achieve our goal of returning to profitability.

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

We may experience difficulty in hiring and retaining candidates with appropriate qualifications. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to existing stockholders and, as a result of a recent accounting pronouncement issued by the FASB, would require us to record compensation expense related to such grants, which would result in lower reported earnings. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which could harm our operating results. If we do not succeed in hiring and retaining candidates with appropriate qualifications, we will not be able to grow our business.

We are currently involved in stockholder litigation, and could be involved in additional litigation in the future, which could have a negative impact on our business, operating results, financial position and liquidity.

In the past, securities class action litigation has often been brought against a company following a period of volatility in the market price of its securities. Following just such a period of volatility in the market price of our securities, we were named (along with our Chief Executive Officer and Chief Financial Officer) as a defendant in federal class action litigation, based principally on allegations that we made misrepresentations regarding our business. In addition, derivative litigation against certain of our officers and directors (in which we are a nominal defendant), based on allegations substantially similar to those in the class action litigation, has been commenced in California state court. The Court has granted our motion to dismiss the plaintiff’s complaint in the derivative action, but the federal class action continues to proceed. Although we are unable to predict the scope or outcome of that litigation, it and similar litigation in the future, if any, could result in substantial costs and divert management’s attention and resources, which could harm our operating results and our business. In addition, the conduct of these proceedings could negatively impact our stock price, and an unfavorable outcome could have a material adverse impact on our financial position and liquidity.

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

Total net revenues outside of the United States accounted for approximately 41.6% of our total net revenues for the year ended December 31, 2004. We generated a majority of our international revenues from product sales in Europe and from product sales and licensing agreements in Asia. The European and Asian markets are intensely competitive. One of our principal growth strategies is to expand our presence in this and other international markets both through increased international sales and strategic relationships. For example, we are expanding distribution of our products into Latin America, China, India, Malaysia, Indonesia, the Middle East, Russia and Eastern Europe. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our net revenues in future periods. Accordingly, we are subject to international risks, including:

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

We have foreign subsidiaries in Australia, Great Britain, Japan, Hong Kong and Shanghai that operate and sell our products in various global markets. As a result, we are exposed to risks associated with changes in foreign currency exchange rates for our sales as well as our costs denominated in those currencies. We use forward contracts, to manage the exposures associated with our net asset or liability positions. However, we cannot assure you that any policies or techniques that we have implemented will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations.

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

Changes in securities laws and regulations have increased our costs; further, in the event we are unable to satisfy regulatory requirements relating to internal control over financial reporting, or if our internal control over financial reporting is not effective, our business could suffer.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 required changes in our corporate governance, public disclosure and compliance practices. The number of rules and regulations applicable to us have increased, and will continue to increase, our legal and financial compliance costs and have made some activities more difficult, such as stockholder approval of new option plans. In addition, we have incurred and expect to continue to incur significant costs in connection with compliance with Section 404 of that law regarding internal control over financial reporting. These laws and regulations and perceived increased risk of liability could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We cannot estimate the timing or magnitude of additional costs we may incur as a result.

Our stock price and those of other technology companies have experienced extreme price and volume fluctuations, and, accordingly, our stock price may continue to be volatile.

The trading price of our common stock has fluctuated significantly since our initial public offering in August 2000. Many factors could cause the market price of our common stock to fluctuate, including:

•	variations in our quarterly operating results;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new products or new pricing policies by us or by our competitors;

•	departure of key personnel;

•	the gain or loss of significant orders or customers;

•	sales of common stock by our officers and directors;

•	changes in the estimates of our operating performance or changes in recommendations by securities analysts;

•	announcements related to our outstanding litigation; and

•	market conditions in our industry and the economy as a whole.

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

Risks Related to Our Industry

Our business will not succeed unless the digital photography market and other markets that use flash media continue to grow and are accepted by consumers.

We currently depend on sales of digital media and connectivity products to digital camera owners for a substantial portion of our revenues, which exposes us to substantial risk in the event the digital photography market does not continue to grow rapidly. The digital photography market has grown very rapidly over the last several years and may now be reaching maturity and lower growth rates. The success of this market depends on many factors, including:

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

Over the last several years, we have derived the majority of our revenue from the digital camera market. Although other applications such as USB storage devices, cell phones, personal digital assistants and MP3 players may consume large volumes of flash cards in the near future, today the digital photography market still remains the primary driver of demand for flash cards. As this market begins to experience slower growth rates, our growth will be increasingly dependent on the development of new markets and new products for NAND flash memory. However, if these new applications do not develop, demand for our products may not increase at the same rates as they have in the past. At the present time, it is unclear whether these new applications will use or continue to use removable digital media. Cell phones, for example, could use embedded rather than removable storage. In addition, USB storage devices, cell phones or MP3s could use miniature hard disk technologies rather than flash based digital media. Such developments would likely result in a reduction of anticipated future demand for flash media sales thereby negatively impacting our revenues, revenue growth and gross margins.

There can be no assurance that new markets and products will develop and grow fast enough, or that new markets will adopt NAND flash technologies or our products, to enable us to continue our growth. If the digital photography market does not continue to grow and be accepted by professional, commercial and consumer users, or if any reduction in demand in digital photography is not absorbed by other new applications, we will not continue to grow at the rates that we have in prior years.

General economic conditions, political and military conditions associated with current worldwide conflicts and similar events may prevent consumers from purchasing our products, and reduced demand for digital media and related products may prevent us from achieving targeted revenues and profitability.

Our revenues and our ability to return to profitability depend significantly on the overall demand for flash cards and related products. Sales of consumer electronic goods, including our products, have historically been dependent upon discretionary spending by consumers, which may be adversely affected by general economic conditions. Changes in the U.S. and the global economy, such as a decline in consumer confidence or a slowdown in the United States economy, may cause consumers to defer or alter purchasing decisions, including decisions to purchase our products. If the economy declines as a result of recent economic, political and social turmoil, consumers may reduce discretionary spending and may not purchase our products, which would harm our revenues as softening demand caused by worsening economic conditions has done in the past.

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

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and other methods to protect our proprietary technologies. As of March 1, 2005, we had been granted or allowed 83 patents in the United States and other countries and had more than 96 pending United States and foreign patent applications. We cannot assure you, however, that:

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

Foreign Currency Risk.    We sell our products primarily to customers in the U.S. and, to a lesser extent, Europe, Japan and Canada. Most of our sales are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our sales will be denominated in British pounds, the Japanese yen, the Euro and the Canadian dollar. Foreign currency denominated revenues were approximately 20.5%, 17.7%, and 28.3% of our total product revenues for the years ended December 31, 2002, 2003 and 2004, respectively. We purchase our products and the materials and services to build our products primarily from vendors in Korea, Taiwan, Indonesia, China, the United States, the United Kingdom, Germany and Japan. Most of these costs are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our costs will be denominated in the Euro, Japanese yen, pound sterling and possibly other currencies. Foreign currency denominated costs were approximately 0.4%, 3.7%, and 6.4% of our cost of product revenues for the years ended December 31, 2002, 2003 and 2004, respectively. As a result, it is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar rises in comparison to the local currency, which may make it more difficult to sell our products in that market. Conversely, the prices of our products would become less expensive in a particular foreign market if the value of the U.S. dollar falls in comparison to the local currency, which may make it easier to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. These risks could become more significant as we expand business outside the U.S. or if we increase sales in non-U.S. dollar denominated currencies.

We have adopted and implemented a hedging policy to mitigate these potential risks. We use forward contracts to mitigate the exposures associated with certain net foreign currency asset or liability positions. However, we cannot assure you that any policies or techniques that we have implemented, or may implement in the future, will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes. During the year ended December 31, 2004, we entered into hedges on intercompany payables denominated in the British pound and Japanese yen. During the year ended December 31, 2004, the foreign currency exposures on our net asset and liability positions were not fully hedged. For the year ended December 31, 2002, foreign exchange gains on our foreign currency net asset and liability positions were $0.6 and were offset by losses on hedging transactions of approximately $0.4 million. For the year ended December 31, 2003, gains on our foreign currency net asset and liability positions were $3.2 million and were offset by losses on hedging transactions of $3.8 million. For the year ended December 31, 2004, gains on our foreign currency net asset and liability positions were $4.1 million and were offset by losses on hedging transactions of $5.1 million. As of December 31, 2004, we held forward contracts with an aggregate notional value of $59.5 million to hedge the risks associated with forecast British pound and Japanese yen denominated assets and liabilities. At December 31, 2004, our aggregate exposure to non-U.S. dollar currencies, net of currency hedge contracts, was approximately $69.3 million. If, at December 31, 2004, we applied an immediate 10% adverse move in the levels of foreign currency exchange rates relative to these exposures, we would incur a foreign exchange loss of approximately $6.9 million.

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we earn on our investments and the amount of interest expense we pay on borrowings under our line of credit. The risk associated with fluctuating interest rates impacts all of our investments because of the short duration of the investments and our borrowings under our line of credit. Accordingly, our interest rate risk is primarily related to our short term investments which amounted to $7.7 million at December 31, 2004, and our $40.0 million of borrowings under our line of credit facility with Wells Fargo Bank at December 31, 2004. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk and market risk. We plan to mitigate default risk by investing in investment-grade securities. We have historically invested in investment-grade, short-term securities that we have held until maturity to limit our market risk.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at December 31, 2004. Actual results may differ materially.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

2.	INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements:

Schedule		Page
II	Valuation and Qualifying Accounts	102

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Lexar Media, Inc.

We have completed an integrated audit of Lexar Media, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Lexar Media, Inc. and its subsidiaries (“the Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Lexar Media, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective internal controls over (i) revenue recognition with respect to certain customers (primarily the Company’s retail customers and distributors) including adequate consideration of its estimates regarding offsets to or discounts from revenue such as price protection and promotional activities and (ii) the accounting for inventory valuation reserves, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment. As of December 31, 2004, management concluded that the Company did not maintain effective internal controls over (i) revenue recognition with respect to certain customers (primarily the Company’s retail customers and distributors), including adequate consideration of its estimates regarding offsets to or discounts from revenue such as price protection and promotional activities and (ii) the accounting for inventory valuation reserves. A description of the material weaknesses that existed as of December 31, 2004 is included below.

•	Revenue recognition. As of December 31, 2004, the Company’s control procedures did not include adequate review over the requirements that must be satisfied before recognizing revenue in accordance with generally accepted accounting principles upon the sale of the Company’s products to certain customers (primarily the Company’s retail customers and distributors, collectively referred to herein as “resellers”), as the Company became unable to estimate its price protection obligations with reasonable accuracy in the fourth quarter of 2004. Specifically, management determined that it did not have effective controls in place to (i) accurately account for all price reductions implemented by the Company on both a customer-by-customer basis and on a national level, (ii) anticipate with sufficient accuracy the impact of competitors’ price moves on the Company’s price protection obligations, (iii) approve and track the Company’s promotional commitments, including rebate programs offered to its customers, and (iv) record revenue upon the sale of the Company’s products to a reseller versus upon the sale of the Company’s products by the reseller to the end-customer.

•	Accounting for Inventory Valuation Reserves. As of December 31, 2004, the Company did not maintain effective internal controls over the accounting for inventory valuation reserves. Specifically, the Company’s controls did not effectively identify all excess and slow moving products and all necessary write-downs of inventory to lower of cost or market or net realizable value as of December 31, 2004.

These control deficiencies resulted in audit adjustments to revenues, cost of revenues, deferred revenue, price protection and other sales related accruals, and inventory and related reserves in the Company’s consolidated financial statements for the fourth quarter of 2004. Additionally, these control deficiencies could result in the misstatement of revenues, cost of revenues, deferred revenue, price protection and other sales related accruals, or inventory and related reserves that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitute material weaknesses.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Lexar Media, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Lexar Media, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 31, 2005

LEXAR MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$115,698	$27,705
Restricted cash	5,000	5,000
Short-term investments		7,738
Accounts receivable, net of allowances for sales returns, discounts and doubtful accounts of $7,394 and $16,085	89,579	170,365
Inventories	99,620	177,655
Prepaid expenses and other current assets	5,778	12,799

Total current assets	315,675	401,262
Property and equipment, net	3,579	7,433
Intangible assets, net	499	347
Other assets	602	2,954

Total assets	$320,355	$411,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,812	163,341
Accrued liabilities	42,507	70,029
Deferred license revenue and product margin	11,066	23,759
Note payable to bank	—	40,000

Total current liabilities	133,385	297,129
Deferred license revenue, net of current portion	691	173

Total liabilities	134,076	297,302

Commitments and contingencies (Notes 13 and 14)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 78,038,798 and 79,234,651 shares issued and outstanding	8	8
Additional paid-in capital	278,837	282,501
Notes receivable from stockholders	(412)	—
Accumulated deficit	(91,935)	(167,465)
Accumulated other comprehensive loss	(219)	(350)

Total stockholders’ equity	186,279	114,694

Total liabilities and stockholders’ equity	$320,355	$411,996

The accompanying notes are an integral part of these consolidated financial statements.

LEXAR MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2002	2003	2004
Net revenues:
Product revenues	$156,744	$394,562	$674,605
License and royalty revenues	17,295	17,703	7,066

Total net revenues	174,039	412,265	681,671
Cost of product revenues	128,199	306,817	644,857

Gross margin	45,840	105,448	36,814

Operating expenses:
Research and development	6,020	8,148	10,530
Sales and marketing	17,811	32,623	67,000
General and administrative	11,442	20,056	32,281
Restructuring (credit)	(171)	—	—

Total operating expenses	35,102	60,827	109,811

Income (loss) from operations	10,738	44,621	(72,997)

Other income (expense):
Interest and other expense	(849)	(429)	(961)
Interest and other income	393	580	855
Foreign exchange gain (loss), net	180	(674)	(1,074)

Total other income (expense)	(276)	(523)	(1,180)

Income (loss) before income taxes	10,462	44,098	(74,177)

Income taxes	6,453	4,186	1,353

Net income (loss)	$4,009	$39,912	$(75,530)

Net income (loss) per common share:
Basic	$0.07	$0.57	$(0.96)

Diluted	$0.06	$0.49	$(0.96)

Shares used in net income (loss) per common share calculation:
Basic	59,918	70,557	78,869

Diluted	66,644	81,792	78,869

The accompanying notes are an integral part of these consolidated financial statements.

LEXAR MEDIA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Unearned Stock-based Compensation	Notes Receivable from Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Gain Loss	Total
	Shares	Amount
Balances, January 1, 2002	59,759	$6	$147,609	$(1,969)	$(3,453)	$(135,856)	$(129)	$6,208
Issuance of shares under employee stock purchase plan	378	—	365	—	—	—	—	365
Exercise of stock options	965	—	1,138	—	—	—	—	1,138
Unearned stock-based compensation	—	—	167	(167)	—	—	—	—
Amortization of unearned stock-based compensation, net	—	—	—	1,643	—	—	—	1,643
Issuance of common stock for warrants—net exercise	1,035	—	—	—	—	—	—	—
Issuance of common stock for patents	105	—	381	—	—	—	—	381
Repayment of notes receivable—stock	(667)	—	(2,057)	—	2,057	—	—	—
Repayment of notes receivable—cash	—	—	—	—	395	—	—	395
Repayment of loans to officers—stock	(26)	—	(80)	—	—	—	—	(80)
Payment of interest on option notes and loans to officers—stock	(132)	—	(406)	—	—	—	—	(406)
Public offering of common stock (net of issuance costs of $1,936)	4,945	1	27,733	—	—	—	—	27,734
State tax benefit related to options and employee stock purchase plan	—	—	270	—	—	—	—	270
Net income	—	—	—	—	—	4,009	—
Foreign currency translation adjustments	—	—	—	—	—	—	(92)
Total comprehensive income	—	—	—	—	—	—	—	3,917

Balances, December 31, 2002	66,362	7	175,120	(493)	(1,001)	(131,847)	(221)	41,565
Issuance of shares under employee stock purchase plan	695	—	777	—	—	—	—	777
Exercise of stock options	4,463	—	9,762	—	—	—	—	9,762
Unearned stock-based compensation	—	—	4	(4)	—	—	—	—
Amortization of unearned stock-based compensation, net	—	—	—	497	—	—	—	497
Issuance of common stock for warrants—net exercise	769	—	—	—	—	—	—	—
Repayment of notes receivable—stock	—	—	—	—	589	—	—	589
Public offering of common stock (net of issuance costs of $4,780)	5,750	1	90,094	—	—	—	—	90,095
Tax benefit related to options and employee stock purchase plan	—	—	3,080	—	—	—	—	3,080
Net income	—	—	—	—	—	39,912	—
Foreign currency translation adjustments	—	—	—	—	—	—	2
Total comprehensive income	—	—	—	—	—	—	—	39,914

Balances, December 31, 2003	78,039	8	278,837	—	(412)	(91,935)	(219)	186,279
Issuance of shares under employee stock purchase plan	236	—	1,198	—	—	—	—	1,198
Exercise of stock options	960	—	1,905	—	—	—	—	1,905
Repayment of notes receivable—stock	—	—	—	—	412	—	—	412
Tax benefit related to options and employee stock purchase plan	—	—	561	—	—	—	—	561
Cumulative translation adjustments	—	—	—	—	—		(118)
Unrealized (loss) on available for sale securities	—	—	—	—	—	—	(13)
Net loss						(75,530)
Total comprehensive loss								(75,661)

Balances, December 31, 2004	79,235	$8	$282,501	$—	$—	$(167,465)	$(350)	$114,694

The accompanying notes are an integral part of these consolidated financial statements.

LEXAR MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income (loss)	$4,009	$39,912	$(75,530)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss on disposition of fixed assets	—	—	42
Depreciation and amortization	1,366	1,543	2,415
Allowances for sales returns, discounts and doubtful accounts	1,442	4,695	3,187
Increase in inventory valuation reserve	1,377	4,063	15,753
Restructuring charge (credit)	(171)	—	—
Tax benefit from stock option and stock purchase plans	270	3,080	561
Amortization of stock-based compensation	1,643	497	—
Imputed and other non-cash interest	4	—	—
Amortization of deferred financing costs and other	19	—	—
Amortization of short-term investment premium	—	—	110
Change in operating assets and liabilities:
Accounts receivable	(29,863)	(51,665)	(82,289)
Inventory	(20,154)	(78,079)	(89,834)
Prepaid expenses and other assets	(1,410)	(3,593)	(6,688)
Accounts payable	12,023	58,111	76,542
Accrued liabilities	11,750	20,597	30,093
Deferred license revenue and product margin	19,255	(15,359)	9,888
Other non-current liabilities	49	(49)	—

Net cash provided by (used in) operating activities	1,609	(16,247)	(115,750)

Cash flows from investing activities:
Purchase of property and equipment	(1,839)	(2,095)	(8,443)
Purchase of intangible assets	(74)	—	—
Proceeds from sale and maturity of short-term investments	—	—	18,049
Purchase of short-term investments	—	—	(25,910)

Net cash used in investing activities	(1,913)	(2,095)	(16,304)

Cash flows from financing activities:
Proceeds from public offering net of issuance costs	27,734	90,095	—
Increase in restricted cash due to standby letters of credit	(2,667)	—	—
Issuance of stock under employee stock purchase plan	365	777	1,198
Repayment of notes receivable from stockholders	395	589	412
Exercise of stock options and warrants	1,138	9,762	1,905
Repayment of notes payable	(50,872)	(14,568)	—
Repayment of notes payable to stockholders	(172)	—	—
Proceeds from notes payable	63,202	—	40,000

Net cash provided by financing activities	39,123	86,655	43,515

Net effect of exchange rates on cash and cash equivalents	(92)	2	546

Net increase (decrease) in cash and cash equivalents	38,727	68,315	(87,993)
Cash and cash equivalents at beginning of year	8,656	47,383	115,698

Cash and cash equivalents at end of year	$47,383	$115,698	$27,705

The accompanying notes are an integral part of these consolidated financial statements.

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

Overview

We design, develop, manufacture and market high-performance digital media as well as other flash-based storage products for consumer markets that utilize digital media for the capture and retrieval of digital content for the photography, consumer electronics, industrial and communications markets.

Certain of our products, including many of the CompactFlash, Memory Stick and JumpDrive products that we manufacture, incorporate our patented controller technology. Other flash products, including the Secure Digital Card and some of our JumpDrive products, incorporate third party controllers that we purchase and combine with flash memory from our suppliers when we manufacture the flash card. We purchase the majority of our flash memory from Samsung. A third category of products, including Memory Stick PRO and the xD Picture Card, are products that we do not currently manufacture, but purchase and resell from our suppliers.

A flash memory controller determines, among other things, the manner in which data is written to, and read from, the flash memory and is important in determining the overall performance of the flash card. Our flash memory controller technology can be applied to a variety of consumer electronic applications, such as digital music players, laptop computers, personal digital assistants, telecommunication and network devices and digital video recorders. In order to extend our technology into these markets, we have selectively licensed our product and technology to third parties in business sectors such as data communications, telecommunications, industrial, computing and embedded markets.

We sell our digital media and connectivity products to end-users primarily through mass market, photo and OEM channels. The mass-market channel includes national, international and regional retailers and select corporate accounts. We also use a direct sales force, as well as distributors, value-added resellers and independent sales representatives, and our website, www.lexar.com. We currently sell our products in the United States, Europe, Asia and other parts of the world, either directly, through our wholly owned subsidiaries located in Japan and the U.K., or through international distributors.

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

Liquidity

On February 28, 2005, we borrowed approximately $40.2 million pursuant to a credit agreement with Wells Fargo Foothill. We used the proceeds to repay, in full, our note with Wells Fargo Bank. On March 30, 2005, we issued $60 million aggregate principal amount of 5.625% senior convertible notes due April 1, 2010 in a private offering. We have granted the purchasers of the notes a 60 day option to acquire an additional $10 million aggregate principal amount of notes.

For the year ended December 31, 2004, we incurred a loss from operations of approximately $73.0 million and used approximately $115.8 million of cash in operations. As of December 31, 2004, we had an accumulated deficit of approximately $167.5 million, cash and short-term investments (excluding restricted cash) of $35.4 million and bank debt of $40 million. We operate in an industry characterized by intense competition, supply

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shortages or oversupply, rapid technological change, evolving industry standards, declining average prices and rapid product obsolescence. We intend to incur significant expenses to fund operations to develop new products and to support existing product sales. Failure to generate sufficient revenues to offset the cost of revenues and other operating costs may require us to constrain our operations.

We currently believe that, including the proceeds from issuing the convertible notes on March 30, 2005, we have sufficient cash and availability under our asset based credit facility to meet our operating, capital and debt service requirements for the next twelve months. There can be no assurance, however, that we will be successful in executing our business plan, achieving profitability or maintaining our existing customer base. Our cash needs are also dependent on the credit terms extended to us by our suppliers, particularly Samsung which supplies the majority of our flash memory, and if our suppliers do not provide us with credit terms that are appropriate to meet our needs, we may have to seek alternate suppliers or additional financing. To the extent that we do not generate sufficient revenues and reduce the cost of revenues or reduce the cost of discretionary expenditures and, as a result, cash, short term investments and available credit is insufficient to satisfy liquidity requirements, additional cash may be needed to finance operating and investing needs. However, depending on market conditions, any additional financing needed may not be available on acceptable terms, or at all.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Financial Statement Presentation

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years’ financial statements have been reclassified to conform to the fiscal 2004 presentation. Such reclassifications had no effect on the net income (loss) or the stockholders’ equity.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to price protection, customer programs and incentives, product returns, doubtful accounts, inventory valuation reserves, investments, intangible assets, income taxes and related valuation allowances, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Estimates and assumptions about future events and their effects cannot be determined with certainty. These estimates and assumptions may change as new events occur, as additional information is obtained and as our operating environment changes. These changes are included in the consolidated financial statements as soon as they become known. Differences between amounts initially recognized and amounts subsequently determined as an adjustment to those amounts are recognized in the period such adjustment is determined as a change in accounting estimate.

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash represents cash and cash equivalents used to collateralize standby letters of credit related to purchasing agreements with our suppliers. Cash restricted under standby letters of credit amounted to $5.0 million at both December 31, 2003 and 2004.

Short-Term Investments

Short-term investments consist of taxable commercial paper, U.S. government agency obligations, and corporate and municipal notes and bonds with high-credit quality ratings.

We classify our entire investment portfolio as available-for-sale at the time of purchase and periodically reevaluate such designation. Debt securities classified as available-for-sale are reported at fair value. Unrecognized gains or losses on available-for-sale securities are included in equity until their disposition. As of December 31, 2004, the amount of unrecognized loss related to our available-for-sale investment portfolio was approximately $13,000. If realized gains and losses and declines in value are judged by management to be other than temporary on available-for-sale securities, then the cost basis of the security is written down to fair value and the amount of the write-down is included in current net income (loss). The cost of securities sold is based on the specific identification method.

Fair value of available-for-sale securities is based upon quoted market prices. Gross realized gains and losses on sales of available-for-sale securities were immaterial for the years ended December 31, 2004 and 2003.

Our short-term investments at December 31, 2004 included U.S. government obligations of $4.0 million and corporate debt securities of $3.7 million. All short-term investments have a contractual maturity of less than six months at December 31, 2004. There were no short-term investments at December 31, 2003.

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

Our accounts receivable are derived from revenues earned from customers located primarily in the U.S., Europe, Canada, Asia and Japan. We perform credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. One customer accounted for 15% of accounts receivable at December 31, 2003. One customer accounted for 20% of accounts receivable at December 31, 2004. Revenues from two customers represented 13% and 12% of our gross revenues for the year ended December 31, 2002. Revenues from two customers represented 12% and 11% of our gross revenues for the year ended December 31, 2003. Revenues from one customer represented 16% of our gross revenues for the year ended December 31, 2004.

Certain components necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers.

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We operate in an industry characterized by intense competition, supply shortages or oversupply, rapid technological change, evolving industry standards, declining average prices and rapid product obsolescence.

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable and note payable, approximate fair value due to their short maturities.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using standard costs that approximate actual cost under the first-in, first-out method. Appropriate allowances are made to reduce the value of inventories to net realizable value where this is below cost. This may occur where we determine that inventories may be slow moving, obsolete or excess or where the selling price of the product is insufficient to cover product costs and selling expenses. Allowances, once established, are not reversed until the related inventory has been sold or scrapped.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line basis over the estimated useful lives of the assets, generally 3 to 5 years, as follows:

Useful Life
Computer and other equipment	3 years
Engineering equipment	5 years
Software	3 years
Furniture, fixtures and improvements	5 years

Depreciation expense related to our property and equipment was $1.3 million in 2002, $1.4 million in 2003, and $2.3 million in 2004.

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

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues and long-lived assets by region (in thousands):

	Years Ended December 31,
	2002	2003	2004
Revenues:
United States	$131,789	$316,326	$461,138
United Kingdom	6,652	22,941	38,644
Germany	2,272	20,809	26,725
Korea	16,428	20,339	5,826
Japan	25,146	20,288	28,958
Canada	2,273	18,252	45,693
France	3,337	6,196	30,388
Rest of Europe	8,194	21,278	64,486
Rest of world	2,546	20,916	62,142

Gross revenues	198,637	467,345	764,000
Less: Discounts and allowances	24,598	55,080	82,329

Total net revenues	$174,039	$412,265	$681,671

Korean revenues decreased as a result of the decline in royalties from Samsung.

Regional revenues are reported according to the location of the customers who have purchased our products or licensed our technology.

	At December 31,
	2003	2004
Long-lived assets:
Property and equipment:
United States	$3,370	$6,881
Japan	83	101
Europe	126	451

Total property and equipment	3,579	7,433

Intangible and other assets:
United States	855	3,055
Europe	246	246

Total intangible and other assets	1,101	3,301

Total long-lived assets	$4,680	$10,734

Revenue Recognition

Product Revenues

We derive our revenues primarily from sales of our digital media products, which include flash memory devices, controllers and connectivity products. We sell products to distributors, retailers, OEMs and end users. As discussed below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

With respect to sales to OEMs and end users we generally recognize product revenue upon delivery when persuasive evidence of an arrangement exists, the selling price is fixed or determinable and collectibility is reasonably assured.

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With respect to sales to distributors and retailers we generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Many of our distributors and retailers (collectively referred to herein as “resellers”) have return rights. For resellers where we are able to reasonably estimate the level of product returns and sales incentives, we recognize revenue upon shipment (“ship-to” basis) and, at the time revenue is recorded, we record estimated reductions to product revenue based upon our customer sales incentive programs and the historical experience of product returns, and the impact of special pricing agreements, price protection, promotions and other volume-based incentives. In order to make such estimates, we analyze historical returns, current economic conditions, customer demand and other relevant specific customer information. For resellers where we are unable to reasonably estimate the level of product returns or other revenue allowances, revenues and the costs of revenues are deferred (“sell-through basis”) until these resellers have either sold the product to their customers or a time period that is reasonably estimated to allow these resellers to sell the product to their end customers has elapsed. Historically, for certain resellers we were able to reasonably estimate the level of product returns and sales incentives and, therefore, revenue with respect to such resellers was recognized on a ship-to basis. In prior public filings of our financial information, we noted that if, in the future, we were unable to reasonably estimate the level of product returns or other revenue allowances for these resellers, it could have a significant impact on our revenue recognition, potentially requiring us to defer the recognition of additional sales and recognize such sales on the “sell-through” basis. In such an event, we noted, in our prior public filings, that our recognized revenue could be adversely impacted in the period in which we implemented a transition to such a basis. Over the past several years, revenue related to all new resellers that have return rights or other revenue allowances were accounted for on a sell-through basis.

Starting in the fourth quarter of 2004, we determined that due to the recent high volatility of prices in the retail market, we are no longer able to reasonably estimate the level of revenue allowances and product returns, and accordingly, we became unable to determine the selling price of our products at the time the sale takes place. As a result, effective October 1, 2004, for all of our retail customers, revenues and the cost of revenues are deferred until these customers either sold the product to their customers or a time period that is reasonably estimated to allow these customers to sell the product to their customers has elapsed. The change in the timing of recognizing revenue related to all resellers now on a sell-through basis, some of which were previously recognized on a sell-to basis, had the initial one-time effect of reducing net revenues recorded in the fourth quarter of 2004 by $63.6 million, reducing gross margin by $9.4 million and increasing net loss by $8.6 million. As of December 31, 2003 and December 31, 2004, deferred product margin from sales to resellers was $7.0 million and $23.3 million, respectively.

License and Royalty Revenues

When we have a signed license agreement, the technology has been delivered, there are no remaining significant obligations under the contract, the fee is fixed or determinable and non-refundable and collectibility is reasonably assured, we recognize license fees and fixed non-refundable royalties ratably over the term of the license or fixed royalty arrangement during which the customer has rights to the technology. When royalties are based on the volume of products sold that incorporate our technology, revenue is recognized in the period license sales are reported. Variable royalties based on volume have been insignificant to date.

We actively enforce our patented technologies and aggressively pursue third parties that are utilizing our intellectual property without a license or who have under-reported the amount of royalties owed under license agreement with us. As a result of such activities, from time to time, we may recognize royalty revenues that relate to infringements that occurred in prior periods. These royalty revenues may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. Differences between

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts initially recognized and amounts subsequently determined as an adjustment to those amounts are recognized in the period such adjustment is determined as a change in accounting estimate.

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

Pro forma information regarding net income (loss) per share as if our stock options, employee stock purchase plan and the restricted stock issuances had been determined based on the fair value as of the grant date consistent with the provisions of SFAS No. 123 and SFAS No. 148, are as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2003	2004
As reported:
Net income (loss)	$4,009	$39,912	$(75,530)
Add: Compensation expense included in reported net income, net of tax	1,643	497
Less: Pro forma compensation expense determined based on fair value, net of tax	(8,232)	(15,376)	(25,191)

Pro forma net (loss) income	$(2,580)	$25,033	$(100,721)

Net (loss) income per common share—basic as reported	$0.07	$0.57	$(0.96)

Net (loss) income per common share—basic pro forma	$(0.04)	$0.35	$(1.28)

Net (loss) income per common share—diluted as reported	$0.06	$0.49	$(0.96)

Net (loss) income per common share—diluted pro forma	$(0.04)	$0.31	$(1.28)

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the provisions of SFAS 123, the fair value of each option or ESPP share is estimated using the following assumptions at the date of grant:

	Years Ended December 31,
	2002 Stock Options	2002 ESPP	2003 Stock Options	2003 ESPP	2004 Stock Options	2004 ESPP
Weighted average fair value per option	$1.91	$0.63	$6.57	$1.59	$6.60	$2.05
Risk free interest rate	2.82%	3.40%	2.10%	2.94%	3.51%	1.70%
Expected life (years)	3.5	1.3	3.6	1.75	4.11	0.8
Expected stock price volatility	90%	90%	92%	88%	92%	87%
Dividend yield	—	—	—	—	—	—

Advertising and Market Development Costs

Advertising and market development costs were charged to operations as incurred. Advertising and market development costs amounted to $34.7 million for the year ended December 31, 2004 of which $15.4 million was offset against revenue in accordance with Emerging Issues Task Force Issue No. 01-09, “EITF 01-09”, and $19.3 million was charged as an operating expense. Advertising and market development costs amounted to $20.3 million for the year ended December 31, 2003 of which $11.3 million was offset against revenue in accordance with Emerging Issues Task Force Issue No. 01-09, “EITF 01-09”, and $9.0 million was charged as an operating expense. Advertising and market development costs amounted to $8.1 million for the year ended December 31, 2002 of which $4.8 million was offset against revenue in accordance with EITF 01-09, and $3.3 million was charged as an operating expense.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss at December 31, 2003 was attributable solely to the effects of foreign currency translation. Accumulated other comprehensive income at December 31, 2004 was attributable to foreign currency translation and unrealized loss on available for sale securities.

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and Handling Costs

Certain shipping and handling costs are included in selling and marketing costs in the statements of operations. These costs were $3.2 million in 2002, $8.3 million in 2003, and $21.5 million in 2004. Fees charged to customers for shipping and handling are included in revenues. We defer the shipping and handling costs associated with shipments for which revenue has been deferred. Deferred shipping and handling costs of $3.0 million at December 31, 2004 are recorded in prepaid expenses and other current assets on the consolidated balance sheet.

Goodwill and Intangible Assets

Intangible assets consist of goodwill and purchased patents. Patents are being amortized on a straight-line basis to operations over three years. We adopted SFAS No. 142, Goodwill and Other Intangible Assets (FAS 142), on January 1, 2002. In accordance with FAS 142, goodwill is no longer being amortized. Instead, goodwill is reviewed annually for impairment.

Recent Accounting Developments

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company has complied with the disclosure requirements and will evaluate the impact of EITF 03-1 once the final guidance is issued.

In November 2004, the FASB issued Financial Accounting Standard No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS 151 is not expected to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. Management is currently evaluating the impact of adopting SFAS 123R; however, it believes the adoption of SFAS No. 123R will have a significant impact on net income (loss) and net income (loss) per share. The impact on our financial statements will be dependent on the transition method, the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life. The pro-forma disclosures of the impact of SFAS 123 provided above, under “Accounting for Stock-based Compensation,” may not be representative of the impact of adopting SFAS 123R.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). SFAS 153 amends APB No. 29 to

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt SFAS 153, on a prospective basis, for nonmonetary exchanges beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on the Company’s consolidated result of operations.

NOTE 3—BALANCE SHEET DISCLOSURES (in thousands):

Inventory consisted of the following:

	As of December 31,
	2003	2004
Raw materials	$5,157	$16,981
Controllers	6,447	9,848
Flash memory products	85,610	147,909
Ancillary products	2,406	2,917

	$99,620	$177,655

Flash memory products included inventory on consignment at our customers of $19.7 million and $22.9 million at December 31, 2003 and December 31, 2004, respectively.

Property and equipment consisted of the following:

	As of December 31,
	2003	2004
Computer and other equipment	$2,279	$4,340
Engineering equipment	4,039	5,952
Software	2,210	3,884
Furniture, fixtures and improvements	916	774

	9,444	14,950
Less: accumulated depreciation and amortization	(5,865)	(7,517)

	$3,579	$7,433

Intangible assets consisted of the following:

	As of December 31,
	2003	2004
Goodwill	$246	$246

Patents	456	456
Less: accumulated amortization	(203)	(355)

Patents, net	253	101

	$499	$347

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued liabilities consisted of the following:

	As of December 31,
	2003	2004
Accrued price protection	$11,440	$6,143
Market development fund	10,600	17,300
Accrued rebates and volume incentive rebates	5,182	16,865
Accrued freight and fulfillment	2,571	6,649
Payroll and related amounts	2,565	2,250
Accrued incentive compensation	1,702	1,200
Accrued accounting and audit fees	338	1,808
Accrued commission	1,059	2,094
Accrued legal	1,566	6,651
Other	5,484	9,069

	$42,507	$70,029

Our market development fund expenditures are used primarily to support product related promotional activities performed by our customers on our behalf. We accrue these expenses at the time the associated product revenue is recognized as sales and marketing expenses. However, to the extent that the fair market value of such promotional activities is not determined through independent valuation, the expense is recorded as a reduction in revenues.

Deferred license revenue and product margin consisted of the following:

	As of December 31,
	2003	2004
License and royalty	$4,724	$691
Product margin	7,033	23,241

	11,757	23,932
Less: Amount classified as current liabilities	11,066	23,759

Long term portion of deferred license revenue and product margin	$691	$173

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—NET INCOME (LOSS) PER COMMON SHARE (in thousands, except per share data):

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

	Years Ended December 31,
	2002	2003	2004
Numerator:
Net income (loss)	$4,009	$39,912	$(75,530)
Denominator for net income (loss) per common share—basic:
Weighted average common shares outstanding	60,274	70,674	78,869
Weighted average unvested common shares subject to repurchase	(356)	(117)

Denominator for net income (loss) per common share—basic	59,918	70,557	78,869

Net income (loss) per common share—basic	$0.07	$0.57	$(0.96)

Denominator for net income (loss) per common share—diluted:
Denominator for net income (loss) per common share—basic	59,918	70,557	78,869
Incremental common shares attributable to exercise of outstanding stock options and warrants (assuming proceeds would be used to purchase common stock)	6,370	11,118
Weighted average unvested common shares subject to repurchase	356	117

Denominator for net income (loss) per common share—diluted	66,644	81,792	78,869

Net income (loss) per common share—diluted	$0.06	$0.49	$(0.96)

Antidilutive Securities

Securities listed below have not been included in the computations of diluted net income (loss) per share for the years ended December 31, 2002, 2003 and 2004 because the inclusion of these securities would be anti-dilutive (in thousands):

	Years Ended December 31,
	2002	2003	2004
Shares under warrants for common stock	324	—	41
Shares under options for common stock	3,131	101	18,258
Common stock subject to repurchase	—	—	—

NOTE 5—NOTES PAYABLE:

In September 2001, we established an asset based credit facility with Greater Bay Bank. At December 31, 2002, the balance outstanding under this facility was $14.6 million. Our agreement with Greater Bay Bank provided for interest at an annual rate of the bank’s prime rate plus 4.5%, of the gross amount financed, had a

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

term of one year, and was renewable from year to year thereafter. During the first quarter of 2003, we repaid all amounts owed under this facility. On April 3, 2003, we entered into a loan and security agreement with Silicon Valley Bank and on November 20, 2003 we amended and restated this agreement. Our agreement with Silicon Valley Bank provided for advances of up to $40 million. All advances under this facility were secured by our assets. We were required to maintain certain financial covenants over the term of the credit facility, which had an expiration date of on April 3, 2005. On March 29, 2004, we notified Silicon Valley Bank of our intention to terminate our amended and restated loan and security agreement and transferred our cash funds from Silicon Valley Bank to Wells Fargo Bank.

In April 2004, we entered into a credit agreement with Wells Fargo Bank. Our credit agreement with Wells Fargo Bank enabled us to borrow up to $40.0 million under a revolving line of credit note. All advances under this revolving line of credit note were secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and proceeds of the foregoing. We were required to comply with certain financial covenants over the term of the credit facility, which had an expiration date of April 3, 2006. At December 31, 2004, we were in technical default of four of these covenants: the ratio of total liabilities to tangible net worth, quick ratio and two net income after tax covenants. However, we obtained from Wells Fargo Bank a waiver of our compliance with these financial covenants and any corresponding events of default. Interest was payable on borrowings under this facility at either an annual rate equal to LIBOR plus 1.5 percent, or at an annual rate equal to the bank’s prime rate minus 0.5 percent, with the determination of the applicable interest rate to have been made by us for each borrowing under the note. At December 31, 2004, we had $40 million outstanding under this credit facility. The interest rate was 4.75% at December 31, 2004. We used the proceeds from this loan to fund working capital requirements. This note was subsequently repaid with the proceeds from a new three year asset based revolving credit facility arranged and agented by Wells Fargo Foothill, a subsidiary of Wells Fargo & Company. Refer to Note 16—”Subsequent Events” for additional information.

NOTE 6—COMMON STOCK OFFERINGS:

In December 2002, we completed a public offering of 4.945 million shares of our common stock at a price of $6.00 per share. Gross proceeds from the offering were $29.7 million and expenses of the offering totaled $2.0 million resulting in net proceeds of $27.7 million.

During the third quarter of 2003 we completed a public offering of 5.750 million shares of our common stock at a price of $16.50 per share. Gross proceeds from the offering were $94.9 million and expenses of the offering totaled $4.8 million, resulting in net proceeds of $90.1 million

NOTE 7—HEDGING:

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

We record our hedges of foreign currency denominated assets and liabilities at fair value, with the related gains or losses recorded in foreign exchange gain (loss) in the Consolidated Statements of Operations. The foreign exchange gains and losses on these contracts were substantially offset by transaction losses and gains on the underlying balances being hedged. In addition, at December 31, 2004, we had foreign currency denominated assets and liabilities that were not hedged. Our net foreign exchange losses for years ended December 31, 2003 and 2004 were approximately $0.7 million, and $1.1 million, respectively, and our net foreign exchange gain for

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the year ended December 31, 2002 was $0.2 million. As of December 31, 2003 and 2004, we held forward contracts for yen and pound sterling with aggregate notional values of $35.9 million and $59.5 million, respectively.

NOTE 8—INCOME TAXES:

The components of income (loss) before income taxes for the years ended December 31, 2002 through December 31, 2004 are as follows (in thousands):

	Year ended December 31,
	2002	2003	2004
United States	$10,250	$42,323	$(76,817)
Foreign	212	1,775	2,640

Income (loss) before income taxes	$10,462	$44,098	$(74,177)

The tax provision for 2002 is comprised of $5.4 million in foreign taxes primarily related to income derived from foreign license revenue and $1.1 million related to state taxes on income. The tax provision for 2003 is comprised of $2.5 million related to state taxes on income, $1.0 million related to foreign taxes on income and $0.7 million related to federal alternative minimum taxes. The tax provision for 2004 is comprised of $1.1 million in foreign taxes (including $0.2 million related to income derived from foreign license revenue) and $0.3 million related to federal and state income taxes.

The federal and state tax effects of temporary differences, including amounts related to stock options, that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	As of December 31,
	2003	2004
Deferred tax assets, net of deferred tax liabilities:
Net operating loss carryforwards	$34,806	$57,413
Depreciation and amortization	295	753
Research credit carryforwards	1,897	2,818
Stock compensation	475	471
Deferred license revenue and product margin	2,793	7,490
Reserves and accruals	9,044	11,878

	49,310	80,823
Less: valuation allowance	(49,310)	(80,823)

	$—	$—

We have established a 100% valuation allowance since it is more likely than not that no benefit will be realized for our deferred tax assets. The valuation allowance increased by $31.5 million in 2004 and decreased by $4.5 million in 2003. At December 31, 2004, the valuation allowance includes approximately $19.3 million, which is attributable to stock option plans, the benefit from which will be credited to additional paid in capital when recognized.

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total income tax expense differs from the expected tax expense as a result of the following:

	December 31,
	2002	2003	2004
Federal statutory tax rate	35.0%	35.0%	(35.0)%
State tax expense, net of federal benefit	7.0%	3.8%	0.1%
Foreign tax	52.2%	2.3%	2.2%
Net operating losses and other deductions not benefited	(32.5)%	(33.1)%	34.5%
Federal alternative minimum tax	0.0%	1.5%	0.0%

	61.7%	9.5%	1.8%

At December 31, 2004, for federal and state income tax reporting purposes we had net operating loss carryforwards of approximately $151 million and $96 million, respectively, available to offset future taxable income. At December 31, 2004 we had federal research credits and state research credits of approximately $2.0 million and $0.8 million, respectively, available to offset future taxes. The federal operating loss and research credit carryforwards will begin to expire in 2011 if not utilized. The state operating loss carryforwards begin to expire in 2005 if not utilized. The state research credits have no expiration date.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event we have a change in ownership, as defined in the Tax Reform Act, utilization of the carryforwards could be restricted.

We have not provided for federal income taxes on approximately $3.7 million of undistributed earnings of our foreign subsidiaries, because such earnings are intended to be reinvested indefinitely.

NOTE 9—STOCKHOLDERS’ EQUITY:

Preferred Stock

We are authorized to issue 10 million shares of preferred stock. As of December 31, 2004 there was no preferred stock issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, and the number of shares constituting any series and the designation of such series, without any further vote or action by the stockholders.

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

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

The following warrants to purchase common stock were outstanding at December 31, 2003 and 2004 (in thousands, except per share amounts):

Date Issued	Exercise Price	Number of Shares (Common Stock Equivalents)	Black-Scholes Value Per Share	Reason	Number of Shares Outstanding at December 31, 2003 and 2004
May-July 2000	$3.09	644	$4.712	Bridge financing	24
June-Sept. 2000	$8.00	345	$6.470	Bridge financing	17

					41

The weighted average exercise price of outstanding warrants at December 31, 2004 was $5.09 per underlying share of common stock. All outstanding warrants expire on May 31, 2005.

During the year ended December 31, 2002, warrants for the purchase of 1,468,750 shares at prices ranging from $0.80 to $1.44 per share (weighted average—$1.28) of common stock were exercised on a net basis resulting in the issuance of 1,034,358 shares of common stock. The fair value of the shares retired to effect the net purchases ranged from $2.83 to $7.06 per share (weighted average—$4.32) of common stock. During the year ended December 31, 2003, warrants for the purchase of 1,093,580 shares at prices ranging from $1.00 to $8.00 per share (weighted average—$4.08) of common stock were exercised on a net basis resulting in the issuance of 768,686 shares of common stock. The fair value of the shares retired to effect the net purchases ranged from $5.44 to $21.10 per share (weighted average—$13.74) of common stock. No warrants were exercised in 2004.

NOTE 10—STOCK OPTION PLANS:

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

Each option is exercisable as determined by our Board of Directors for all of the option shares and has a maximum term of ten years from the date of the grant. We have the right to repurchase, at the time of cessation of employment, at the exercise price paid per share any unvested shares, as established by our Board of Directors. As of December 31, 2004, we had reserved 832,847 shares for options remaining outstanding under the Plan, all of which were fully vested.

The 2000 Equity Incentive Plan

On January 21, 2000, our Board of Directors adopted the 2000 Equity Incentive Plan subject to stockholder approval. The 2000 Equity Incentive Plan became effective on the date of our initial public offering and was amended in April 2004. The Plan is the successor to our 1996 Stock Option/Stock Issuance Plan. The 2000 Equity Incentive Plan authorizes the award of options, restricted stock awards and stock bonuses.

The exercise price of incentive stock options must be at least equal to the fair market value of our common stock on the date of grant. The exercise price of incentive stock options granted to 10% or greater stockholders

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The number of shares reserved for issuance under this plan is further increased to include:

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

Stock option activity under the 1996 Stock Option/Stock Issuance Plan and the 2000 Equity Incentive Plan for the period from January 1, 2002 to December 31, 2004 is summarized below (in thousands, except per share amounts):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balances, January 1, 2002	3,312	12,603	$0.08–$8.00	$2.069
Additional shares reserved	2,988	—
Options granted	(5,360)	5,360	1.85–5.50	3.115
Options exercised	—	(965)	0.08–6.00	1.179
Options canceled	338	(338)	0.92–8.00	3.996

Balances, December 31, 2002	1,278	16,660	0.08–8.00	2.416
Additional shares reserved	3,318	—
Options granted	(5,250)	5,250	3.45–23.65	10.591
Options exercised	—	(4,463)	0.08–8.00	2.187
Options canceled	748	(748)	0.92–8.00	1.961

Balances, December 31, 2003	94	16,699	0.08–23.65	5.070
Additional shares reserved	3,902	—
Options granted	(4,150)	4,150	5.13–18.20	9.773
Options exercised	—	(960)	0.20–11.20	1.984
Options canceled	325	(325)	0.92–20.30	9.322

Balances, December 31, 2004	171	19,564	$0.08–$23.65	$6.149

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Activity under the 2000 Employee Stock Purchase Plan for the period from January 1, 2002 to December 31, 2004 is summarized below (in thousands, except per share amounts):

	Shares Reserved	Purchase Price	Weighted Average Purchase Price
Balances, January 1, 2002	1,247
Additional shares reserved	597
Shares purchased	(378)	$0.94–$0.98	$0.97

Balances, December 31, 2002	1,466
Additional shares reserved	663
Shares purchased	(695)	$0.94–$4.11	$1.12

Balances, December 31, 2003	1,434
Additional shares reserved	780
Shares purchased	(236)	$1.98–$11.31	$5.08

Balances, December 31, 2004	1,978

The following table summarizes information about stock options outstanding at December 31, 2004 (shares in thousands):

Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable Not Subject to Repurchase	Weighted Average Exercise Price
$0.08–$1.03	4,415	6.26	$0.94	3,694	$0.94
1.17–2.69	3,483	7.44	2.62	1,849	2.57
2.86–6.35	3,359	7.36	5.21	2,039	5.07
6.36–9.54	3,333	9.03	8.91	705	8.60
9.56–11.20	4,004	8.55	11.15	1,381	11.20
12.76–23.65	970	9.03	15.69	90	17.05

	19,564			9,758

NOTE 11—BENEFIT PLANS:

For our United States employees, we have a 401(k) savings plan. Company matching under the plan is at the Company’s discretion. As of December 31, 2004, we had not made any matching contributions or discretionary contributions under the plan.

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lexar Media, Ltd., our U.K. subsidiary, has a defined shareholder pension plan available to its employees pursuant to statutory requirement. Under this pension plan, both employees and Lexar Media, Ltd. may make contributions into the pension plan. To date, contributions by Lexar Media, Ltd. into the pension plan have been insignificant.

Lexar Hong Kong Ltd., our Hong Kong subsidiary has a retirement savings plan for its employees as mandated by statutory requirement. Under this plan, both employees and Lexar Hong Kong Ltd. must each make contributions of 5% of each employee’s income into the plan. To date, contributions by Lexar Hong Kong Ltd. have been insignificant.

NOTE 12—SUPPLEMENTAL CASH-FLOW INFORMATION:

	Years Ended December 31,
	2002	2003	2004
Supplemental disclosure of cash flow information:
Interest paid	$655	$160	$281
Income taxes paid	$5,661	$709	$1,313
Supplemental disclosure of non-cash financing and investing activities:
Issuance of 768,686 shares of common stock in 2003 upon net exercise of 1,093,580 warrants at exercise prices ranging from $1.00 to $8.00 per share (weighted average exercise price of—$4.08 per share)	$—	$—	$—
Issuance of 1,034,358 shares of common stock in 2002 upon net exercise of warrants to purchase 1,468,750 shares at exercise prices of $0.80–$1.44 per share (weighted average exercise price of—$1.28 per share)	$—	$—	$—
Settlement of interest and notes receivable from stockholders in 2002 with 825,116 shares of common stock (weighted average price of $3.08 per share)	$2,542	$—	$—
Issuance of 104,607 shares of common stock in 2002 at $3.65 per share for purchase of patents	$381	$—	$—

NOTE 13—COMMITMENTS:

We lease our Fremont, California, Boca Raton, Florida, U.K., Japanese and Hong Kong facilities under operating lease agreements expiring on various dates through December 28, 2014. Rent expense was $0.7, $0.8, and $0.8 million for the years ended December 31, 2002, 2003 and 2004, respectively. We have options to renew our leases for our Fremont, Hong Kong and Japanese facilities for an additional five years, three years and two years, respectively. Sublease income was approximately $0.1 million for each of the years ended December 31, 2003 and 2002. There was no sublease income for the year ended December 31, 2004.

Minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

Years Ending December 31,	Minimum lease payments
2005	$1,338
2006	1,028
2007	1,000
2008	1,007
2009	538
Thereafter	1,513

Total minimum lease payments	$6,424

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2001, we finalized a supply agreement and a license agreement with Samsung Electronics Co., Ltd. Under the supply agreement, we purchase the majority of our flash memory from Samsung, which is priced based upon an agreed methodology. Samsung has guaranteed a certain allocation of flash memory production capacity to us. In addition, Samsung also has the right to purchase our flash memory controllers. Under the agreement, Samsung provides us with intellectual property indemnification for the products we purchase from Samsung, as well as industry standard warranties. The supply agreement runs through March 29, 2006 unless the agreement is extended. Either party can terminate the agreement in the event of the other party’s breach of the agreement or bankruptcy. We are not obligated to purchase minimum volumes of flash memory.

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

We provide warranties that range from one year for digital music players and the xD Picture Card to lifetime warranties for our professional products. Warranty costs are the costs to rework or scrap returned inventories. We have historically experienced minimal warranty costs and warranty expense has historically been immaterial to our financial statements.

NOTE 14—CONTINGENCIES:

Indemnifications

We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically these obligations arise in connection with sales contracts and license agreements under which we customarily agree to hold the other party harmless against any losses incurred as a result of a claim by any third party with respect to our products. We also typically agree to pay any costs incurred in defense of any such claim. The terms of the indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, the amounts required to defend indemnification claims have been insignificant. Accordingly, we did not accrue any amounts for these indemnification obligations as of December 31, 2004 or 2003.

We have agreements whereby our directors and officers are indemnified for certain events or occurrences while the officer or director is serving at our request in such capacity. The maximum amount of future payment we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities for these agreements as of December 31, 2004 or 2003.

Litigation with Toshiba

We are involved in three separate lawsuits with Toshiba Corporation as follows:

Lexar Media, Inc. v. Toshiba Corporation, Toshiba America, Inc. and Toshiba America

On November 4, 2002, we filed a lawsuit in Santa Clara County Superior Court against Toshiba Corporation, Toshiba America, Inc. and Toshiba America alleging theft of trade secrets and breach of fiduciary

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Trial began on February 7, 2005, and after a six-week trial, on March 23, 2005 the jury found that Toshiba Corporation and Toshiba America Electronic Components, Inc. misappropriated Lexar’s trade secrets and breached their fiduciary duty to us. The jury awarded Lexar $255.4 million in damages for Toshiba’s misappropriation of trade secrets. The jury also awarded Lexar $58.7 million in damages for Toshiba’s breach of fiduciary duty, $58.7 million in damages for TAEC’s breach of fiduciary duty and $8.2 million in prejudgment interest for breach of fiduciary duty. The jury also found Toshiba and TAEC’s breach of fiduciary duty was oppressive, fraudulent or malicious which supported an award of punitive damages. On March 25, 2005 the jury awarded an additional $84.0 million in punitive damages.

We are also seeking an injunction to prevent the importation of chips or cards manufactured by Toshiba or its Flash Vision affiliate that incorporate our technology. Our claim for unfair competition, based on California Business and Professions Code Section 17200 was not given to the jury and will be decided by the Court. We expect that the Court will rule on that claim, our motion for an injunction, as well as on anticipated post-trial motions shortly after a hearing currently scheduled for April 13, 2005.

Toshiba Corporation v. Lexar Media, Inc.; Lexar Media, Inc. v. Toshiba Corporation

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

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Claim construction in our litigation against Toshiba was held in August 2004. The Court issued a claim construction ruling on January 24, 2005. We believe that the claim construction ruling favorably construes the claims of our patents.

Discovery has now commenced and we expect that a trial will take place in late 2006. The patents at issue in this first phase will be Lexar’s U.S. Patent No.’s 5,479,638 entitled “Flash Memory Mass Storage Architecture Incorporation Wear Leveling Technique”; 6,145,051 entitled “Moving Sectors Within Block of Information in a Flash Memory Mass Storage Architecture”; 6,397,314 entitled “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash Memory Device”; 6,202,138 entitled “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash”; 6,262,918 entitled “Space Management For Managing High Capacity Nonvolatile Memory”; and 6,040,997 entitled “Flash Memory Leveling Architecture Having No External Latch.”

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

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This case has been coordinated for discovery purposes with our litigation against Toshiba, Pretec, PNY, Memtek and C-One, which is discussed below. On September 17, 2003 and October 1, 2003, the court held two scheduling hearings for all of these matters. As a result of these hearings, the court has determined that the various actions pending before it will be sequenced beginning with the Toshiba matter. Our litigation against Fuji, Memtek and PNY will be stayed until after the claim construction with Toshiba has been completed.

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

Shareholder Litigation

On May 21, 2004, we, along with our Chief Executive Officer and Chief Financial Officer, were named as defendants in a federal class action in the United States District Court for the Northern District of California. That action was brought allegedly on behalf of a class of plaintiffs who purchased our common stock, and asserted claims under Sections 10(b) and 20(a) of the Exchange Act, as well as Rule 10b-5 promulgated thereunder, based principally on allegations that we made misrepresentations regarding our business. Six similar class actions have since been filed in the Northern District of California. The Court has appointed a lead plaintiff

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and ordered that those actions be consolidated. In October 2004, plaintiffs filed a consolidated amended complaint, on behalf of those who purchased our stock between October 16, 2003 and April 16, 2004. In January 2005, we filed a motion to dismiss the consolidated amended complaint that is currently scheduled to be heard in May 2005. We believe the plaintiffs’ claims are without merit and intend to contest them vigorously.

On June 4, 2004, a shareholder derivative lawsuit was filed in the Superior Court of the State of California, Alameda County, in which we are a nominal defendant and certain of our officers and directors are defendants. A substantially identical derivative action was filed thereafter in the same court. The derivative actions are based on allegations substantially similar to those in the federal class actions. On November 29, 2004, the Court sustained defendants’ demurrer to the complaint but granted plaintiffs leave to amend. On December 21, 2004, plaintiff filed an amended complaint. On March 21, 2005, the Court sustained defendants’ demurrer to the amended complaint without leave to amend, on the grounds that plaintiffs failed to show that pre-suit demand on our board of directors should be excused.

NOTE 15—RELATED PARTY TRANSACTIONS:

During the first quarter of 2004, one Section 16 officer, our Executive Vice President, Engineering and Chief Technology Officer, repaid in cash an aggregate of approximately $0.5 million in outstanding principal and interest due under promissory notes held by us related to stock option exercises by such stockholder.

NOTE 16—SUBSEQUENT EVENTS

On February 28, 2005, we entered into a three-year asset based revolving credit facility arranged and agented by Wells Fargo Foothill, a subsidiary of Wells Fargo & Company, with a maximum loan commitment of $80.0 million. The actual amount available for borrowing depends upon the value of our North American accounts receivable base. On February 28, 2005, we borrowed approximately $40.2 million under the Wells Fargo Foothill facility. The maximum amount available to us under this facility on March 1, 2005 was $43.9 million. Borrowings under this facility bear interest at our choice of one of two floating rates: either an annual rate equal to LIBOR plus 1.75 to 2.25 percentage points, depending on availability under the facility and the amount of our unrestricted cash, or an annual rate equal to the bank’s prime rate plus 0.25 to 0.75 percentage points, depending on availability under the facility and the amount of our unrestricted cash. At February 28, 2005, the annual interest rate for borrowings under the facility was 5.75 percent determined using the bank’s prime rate. We used the proceeds to repay, in full, our credit agreement with Wells Fargo Bank. As a condition of our asset based facility with Wells Fargo Foothill, we terminated our credit agreement with Wells Fargo Bank.

The asset based credit facility with Wells Fargo Foothill is secured by all of our property and assets (other than leased real property), including, but not limited to, inventory, accounts, equipment, chattel paper, documents, instruments, deposit accounts, cash and cash equivalents, investment property, commercial tort claims and all proceeds and products thereof; provided that we have not granted a security interest in our intellectual property rights, including, but not limited to, copyrights, trademarks, patents and related rights. However, we have granted a negative pledge on all such intellectual property rights. In addition, we pledged 65% of the common stock of each of our foreign subsidiaries as collateral to secure the asset-based facility.

Pursuant to the credit agreement with Wells Fargo Foothill, we must also comply with certain affirmative and negative covenants. The affirmative covenants include a restriction on capital expenditures of up to $3.5 million in any fiscal year and a requirement that we report losses before interest, tax and amortization, commonly referred to as “EBITDA,” of not more than a loss of $20.1 million for the three months ending March 31, 2005, a loss of $22.5 million for the six months ending June 30, 2005, a loss of $18.2 million for the nine months ending December 31, 2005, a loss of $4 million for the year ending December 31, 2005 and a loss of not more than the loss in the immediately preceding period for any trailing twelve month period thereafter. The negative covenants

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

include, among others, limitations on indebtedness; liens; distribution or disposal of assets; changes in the nature of our business; investments; mergers or consolidations with or into third parties; transactions with affiliates; and modifications to material agreements.

Upon the occurrence of an event of default, our obligations under the credit facility may become immediately due and payable. Events of default include, among others, our failure to pay our obligations under the credit facility when due; our failure to perform any covenant set forth in the credit agreement; the attachment or seizure of a material portion of our assets; an insolvency proceeding is commenced by or against us; we are restrained from conducting any material part of our business; any judgment in excess of $250,000 is filed against us and not released, discharged, bonded against or stayed pending an appeal within 30 days; breach of any material warranty in the credit agreement; breach or termination of a material contract; or the acceleration of, or default in connection with, any indebtedness involving an aggregate amount of $250,000 or more. On March 29, 2005, we obtained a waiver from the lenders relating to the material weaknesses described in Item 9A of this report and permitting us to issue the senior convertible notes described below.

On March 30, 2005, we issued $60 million in aggregate principal amount of 5.625% senior convertible notes due April 1, 2010 in a private offering. We have granted the purchasers of the notes a 60 day option to acquire an additional $10 million aggregate principal amount of notes. The initial conversion price of the notes is $6.68 per share. The notes are unsecured senior obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness, and senior in right of payment to any future indebtedness that is expressly subordinated to the notes.

The Notes are convertible into shares of our common stock any time at the option of the holders of the Notes at a price equal to approximately $6.68 per share, subject to adjustment in certain circumstances, which represents a 30% premium over our closing price of $5.14 on March 29, 2005. The Notes bear interest at a rate of 5.625% per annum, and interest on the Notes will be payable on March 31 and September 30 of each year, beginning on September 30, 2005.

The Notes will be redeemable, in whole or in part, for cash at our option beginning on April 1, 2008 at a redemption price equal to the principal amount of the Notes being redeemed plus accrued but unpaid interest, if any, up to but excluding the redemption date; provided, however, that Lexar may only exercise such redemption right if its common stock has exceeded 175% of the conversion price of the Notes for at least 20 trading days in the 30 consecutive trading days ending on the trading day prior to the date upon which we deliver the notice of redemption. Upon redemption, we will be required to make a payment equal to the net present value of the remaining scheduled interest payments through April 1, 2010.

Upon the occurrence of a “fundamental change,” as defined in the Indenture, the holders of the Notes will have:

•	the option to receive, if and only to the extent the holders convert their Notes into our common stock, a make-whole premium equal to the approximate lost option time value, if any, plus accrued but unpaid interest, if any, up to but excluding the conversion date; or

•	the right to require us to purchase for cash any or all of its Notes at a repurchase price equal to the principal amount of the Notes being repurchased plus accrued but unpaid interest, if any, up to but excluding the repurchase date.

The conversion rate of the notes will be subject to adjustment upon the occurrence of certain events, including the following:

•	We declare certain dividends or distributions;

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	We effect a stock split or combination;

•	We offer certain rights or warrants to all or substantially all its stockholders; and

•	We purchase shares of its common stock pursuant to a tender or exchange offer under certain circumstances.

Upon the occurrence of an “event of default,” as defined in the Indenture, the holders of at least 25% in aggregate principal amount of the Notes or the Trustee shall have the right to cause the principal amount of the Notes to become due and payable immediately (except in certain events of bankruptcy, insolvency or reorganization of Lexar, in which case the principal amount of the Notes shall automatically become due and payable immediately).

The Purchasers and their direct and indirect transferees will be entitled to the benefits of a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, we have agreed to register the common stock issuable upon conversion of the Notes under the Act within 180 days from the closing date or we will be required to pay additional interest on the Notes of 0.50% per annum until the sooner of registration effectiveness or the maturity date of the Notes. We will bear any registration expenses under the Registration Rights Agreement.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our President and Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, concluded that, as a result of the material weaknesses discussed below under “Management’s Report on Internal Control Over Financial Reporting,” our disclosure controls and procedures were not effective to provide reasonable assurance that the foregoing objectives are achieved.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based upon this evaluation, “we” or “the Company” concluded that, as of December 31, 2004, we did not maintain effective internal control over financial reporting due to the existence of two material weaknesses.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, we have concluded that we did not maintain effective internal controls over (i) revenue recognition with respect to certain customers (primarily our resellers, including adequate consideration of our estimates regarding offsets to or discounts from revenue such as price protection and promotional activities and (ii) the accounting for inventory valuation reserves. A description of the material weaknesses that existed as of December 31, 2004 is included below.

•

Revenue recognition: Our control procedures did not include adequate review over the requirements that must be satisfied to recognize revenue in accordance with generally accepted accounting principles upon the sale of our products to a reseller, as we became unable to estimate its price protection obligations with reasonable accuracy in the fourth quarter of 2004. Specifically, management determined that we did not have effective controls in place to (i) accurately account for all price reductions implemented on both a customer-by-customer basis and on a national level, (ii) anticipate with sufficient accuracy the impact of competitors’ price moves on our price protection obligations, (iii) approve and track promotional commitments, including rebate programs offered to our customers, and (iv) record revenue upon the sale of our products to a reseller versus upon the sale of our products by the reseller to the end-customer.

•	Accounting for Inventory Valuation Reserves: We did not maintain effective controls over the accounting for inventory valuation reserves. Specifically, management determined that our controls did not effectively identify all excess and slow moving products and all necessary write-downs of inventory to lower of cost or market or net realizable value as of December 31, 2004.

These control deficiencies resulted in audit adjustments to revenues, cost of revenues, deferred revenue, price protection and other sales related accruals, and inventory and related reserves in our consolidated financial statements for the fourth quarter of 2004. Additionally, management determined that these control deficiencies could result in a misstatement to revenues, cost of revenues, deferred revenue, price protection and other sales related accruals, and inventory and related reserves that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitute material weaknesses. Because of these material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control-Integrated Framework.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report (which expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2004), which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

We have taken the following steps toward remediation of the material weaknesses identified above:

•	Revenue recognition. During the first quarter of 2005, we began taking steps toward remediation of the material weakness described above by taking the following actions:

•	Hiring additional personnel to review the effects of each price movement on our customer’s inventory;

•	Instituting more rigorous policies and procedures regarding the approvals that must be obtained from management personnel before reducing prices to either a specific customer or on a national level;

•	Recording revenue from all of our retail customers on a sell-through basis to ensure that at the time revenue is recognized for financial reporting purposes the effects of offsets or discounts to revenue, including the impact of price moves we implemented resulting from moves by competitors, are accurately reflected in our statement of operations;

•	Increasing training and awareness to sales and marketing representatives on our processes and procedures; and

•	Instituting more rigorous procedures regarding the approvals that must be obtained from management personnel before promotional activities can be accepted.

•	Inventory valuation reserves. We have taken the following remediation actions to improve our internal control over accounting for inventory valuation reserves

•	Performing a more detailed review of our inventory to identify all excess and slow moving products;

•	Undertaking a training program for all finance personnel involved in determining, analyzing or reviewing inventory valuation reserves and their changes from period to period;

•	Enhancing review of inventory valuation reserves to ensure that all price reductions are considered to identify write-downs to net realizable value; and

•	Evaluating responsibilities within our finance organization to improve our controls and increase the level of management oversight of the process.

We believe that these corrective actions, taken as a whole, will mitigate control deficiencies identified above but we will continue to monitor the effectiveness of these actions and will make any changes that management determines appropriate.

Except as described above, during the fourth quarter ended December 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our executive officers is presented under Item 4A of this report. The other information required by this item relating to our directors is presented under the caption “Proposal No. 1—Election of Directors” in our definitive proxy statement in connection with our 2005 Annual Meeting of Stockholders to be held in June 2005. That information is incorporated into this report by reference.

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

Information required by this item relating to executive compensation is presented under the caption “Executive Compensation” in our definitive proxy statement in connection with our 2005 Annual Meeting of Stockholders to be held in June 2005. That information is incorporated into this report by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item relating to the security ownership of our common stock by our management and other beneficial owners is presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement in connection with our 2005 Annual Meeting of Stockholders to be held in June 2005. That information is incorporated into this report by reference.

Information required by this item relating to the securities authorized for issuance under our equity compensation plans is presented under the caption “Equity Compensation Plans” in our definitive proxy statement in connection with our 2005 Annual Meeting of Stockholders to be held in June 2005. That information is incorporated into this report by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item relating to certain relationships of our directors, executive officers and 5% stockholders and related transactions is presented under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement in connection with our 2005 Annual Meeting of Stockholders to be held in June 2005. That information is incorporated into this report by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item relating to the fees charged and services performed by our independent registered public accounting firm is presented under the caption “Principal Accounting Fees and Services” in our definitive proxy statement in connection with our 2005 Annual Meeting of Stockholders to be held in June 2005. That information is incorporated into this report by reference.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.	Financial Statements—See Index to Consolidated Financial Statements in Part II, Item 8.

2.	Financial Statement Schedule—See Index to Financial Statement Schedule in Part II, Item 8.

3.	Exhibits

		Incorporated by Reference
Exhibit No. Filed Herewith	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed
3.1	Second Amended and Restated Certificate of Incorporation	S-1	333-30556	July 31, 2000	3.3

3.2	Restated Bylaws	S-1	333-30556	February 16, 2000	3.5

4.1	Specimen Common Stock Certificate	S-1	333-30556	August 2, 2000	4.1

4.2	Investors Rights Agreement dated September 28, 1999, as amended	S-1	333-30556	February 16, 2000	4.2

4.3	Amendment No. 2 to Investors Rights Agreement dated March 21, 2000	S-1	333-30556	March 28, 2000	4.3

4.4	Amendment No. 3 to Investors Rights Agreement dated May 19, 2000	S-1	333-30556	July 7, 2000	4.4

4.5	Amendment No. 4 to Investors Rights Agreement dated June 22, 2000	S-1	333-30556	July 7, 2000	4.5

4.6	Amendment No. 5 to Investors Rights Agreement dated January 28, 2003	S-3	333-102813	January 29, 2003	4.15

10.1	Form of Indemnity Agreement entered into between the Registrant and all of its executive officers and directors*	S-1	333-30556	February 16, 2000	10.1

10.2	1996 Stock Option/Stock Issuance Plan*	S-1	333-30556	February 16, 2000	10.2

10.3	Amended and Restated 2000 Employee Stock Purchase Plan*	10-Q	333-30556	August 9, 2004	10.2

10.4	Offer letter for Petro Estakhri dated September 16, 1996*	S-1	333-30556	March 28, 2000	10.9

10.5	Employment Agreement with Petro Estakhri dated September 19, 1996, as amended*	S-1	333-30556	March 28, 2000	10.10

10.6	Offer letter for Eric B. Stang dated October 20, 1999*	S-1	333-30556	March 28, 2000	10.11

10.7	Lexar Technology License Agreement between the Registrant and SONY Corporation dated March 21, 2000+	S-1	333-30556	August 14, 2000	10.18

10.8	SONY Technology License Agreement between the Registrant and SONY Corporation dated March 21, 2000+	S-1	333-30556	August 14, 2000	10.19

10.9	Employment Memorandum of Understanding Among the Registrant, Mahmud (Mike) Assar and Petro Estakhri dated August 20, 1997*	S-1	333-30556	March 28, 2000	10.21

		Incorporated by Reference
Exhibit No. Filed Herewith	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed
10.10	Letter Agreement Regarding Employment between the Registrant and Eric B. Stang dated March 24, 2000*	S-1	333-30556	July 7, 2000	10.24

10.11	Note and Warrant Purchase Agreement between the Registrant and certain stockholders of the Registrant dated May 19, 2000	S-1	333-30556	August 14, 2000	10.25

10.12	Offer letter for Eric S. Whitaker dated December 17, 1999*	S-1	333-30556	July 7, 2000	10.28

10.13	Warrant Agreement among The Registrant and the Initial Warrant Holders listed on Schedule I thereto dated June 30, 2000	S-1	333-30556	July 31, 2000	10.29

10.14	Patent License Agreement, dated as of March 29, 2001, between the Registrant and Samsung Electronics Co., Ltd.+	10-Q		May 15, 2001	10.1

10.15	Purchase and Supply Agreement, dated as of March 29, 2001, between the Registrant and Samsung Electronics Co., Ltd.+	10-Q		May 15, 2001	10.2

10.16	Retention Agreement, dated October 22, 2001, by and between the Registrant and Petro Estakhri*	10-K		April 1, 2002	10.30

10.17	Retention Agreement, dated October 22, 2001, by and between the Registrant and Eric Stang*	10-K		April 1, 2002	10.31

10.18	Retention Agreement, dated October 22, 2001, by and between the Registrant and Eric S. Whitaker*	10-K		April 1, 2002	10.33

10.19	Patent License Agreement, dated as of March 23, 2002, by and between the Registrant and Samsung Electronics Co., Ltd. +	10-Q		May 15, 2002	10.2

10.20	Termination of Patent License Agreement, dated as of March 23, 2002, by and between the Registrant and Samsung Electronics Co., Ltd.	10-Q		May 15, 2002	10.3

10.21	Offer Letter for Brian T. McGee dated April 21, 2003*	10-Q		August 14, 2003	10.1

10.22	Foundry Capacity Agreement dated August 12, 2003 by and between Lexar Media, Inc. and UMC Group (USA)++	10-Q		November 14, 2003	10.1

10.23	Lease between Registrant and Renco Equities IV dated March 16, 2004	10-Q		May 7, 2004	10.1

10.24	Form of Stock Option Agreement*	10-Q		November 9, 2004	10.1

10.25	Form of Executive Stock Option Agreement*	10-Q		November 9, 2004	10.2

10.26	Form of Director Stock Option Agreement*	10-Q		November 9, 2004	10.3

		Incorporated by Reference
Exhibit No. Filed Herewith	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed
10.27	Form of Stock Option Agreement for United Kingdom Employees*	10-Q		November 9, 2004	10.4

10.28	Form of Non-Employee Stock Option Agreement*	10-Q		November 9, 2004	10.5

10.29	Credit Agreement, dated as of February 28, 2005, by and between the Registrant and Wells Fargo Foothill, Inc.	8-K		March 30, 2005	9.3

10.30	First Amendment to Credit Agreement and Security Agreement, dated as of March 9, 2005, by and between the Registrant and Wells Fargo Foothill, Inc.	8-K		March 30, 2005	9.4

10.31	Second Amendment to Credit Agreement, dated as of March 29, 2005, by and between the Registrant and Wells Fargo Foothill, Inc.	8-K		March 30, 2005	9.5

10.32	Indenture, dated as of March 30, 2005, by and between the Registrant and U.S. Bank National Association.	8-K		March 31, 2005	99.1

10.33	Registration Rights Agreement, dated as of March 30, 2005, by and among the Registrant and certain investors.	8-K		March 31, 2005	99.2

10.34	Form of Global Note	8-K		March 31, 2005	99.3

10.35	Amendment No. 1 to Foundry Capacity Agreement dated December 28, 2004 by and between Lexar Media, Inc. and UMC Group (USA).++	X

21.1	Subsidiaries	X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934	X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Indicates that portions of this agreement were granted confidential treatment by the Commission.
++	Indicates that confidential treatment has been requested for portions of this agreement.
*	Indicates a management contract or compensatory plan or arrangement.

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

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

Dated: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ ERIC B. STANG Eric B. Stang	President, Chief Executive Officer and Chairman of the Board of Directors	March 31, 2005

Principal Financial Officer and Principal Accounting Officer:

/s/ BRIAN T. MCGEE Brian T. McGee	Vice President, Finance and Chief Financial Officer	March 31, 2005

Board of Directors:

/s/ PETRO ESTAKHRI Petro Estakhri	Chief Technology Officer, Executive Vice President, Engineering and Director	March 31, 2005

/s/ WILLIAM T. DODDS William T. Dodds	Director	March 31, 2005

/s/ ROBERT C. HINCKLEY Robert C. Hinckley	Director	March 31, 2005

/s/ BRIAN D. JACOBS Brian D. Jacobs	Director	March 31, 2005

/s/ CHARLES. LEVINE Charles Levine	Director	March 31, 2005

/s/ JOHN A. ROLLWAGEN John A. Rollwagen	Director	March 31, 2005

/s/ MARY TRIPSAS Mary Tripsas	Director	March 31, 2005

Schedule II

LEXAR MEDIA, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Valuation and Qualifying Accounts, which are Deducted in

the Balance Sheet from the Assets to Which They Apply

	Balance at beginning of period	Charged to costs and expenses	Transferred from other accounts[1]	Deductions	Balance at end of period
Allowance for bad debt:
Year ended December 31, 2002	$887	$523	$—	$112	$1,298
Year ended December 31, 2003	$1,298	$364	$—	$656	$1,006
Year ended December 31, 2004	$1,006	$331	$—	$137	$1,200

Allowance for sales returns and discounts:
Year ended December 31, 2002	$452	$6,670	$—	$5,721	$1,401
Year ended December 31, 2003	$1,401	$17,439	$—	$12,452	$6,388
Year ended December 31, 2004	$6,388	$28,709	$5,504	$25,716	$14,885

[1]	Transfers represent estimated product returns of $3.2 million and estimated discounts of $2.3 million charged to deferred product margin.

EXHIBIT INDEX

Exhibit Number	Description
10.35	Amendment No. 1 to Foundry Capacity Agreement dated December 28, 2004 by and between Lexar Media, Inc. and UMC Group (USA)++

21.1	Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

++	Indicates that confidential treatment has been requested for portions of this agreement.