Form 10-Q
period 2005-04-01
LEXAR MEDIA INC
filed 2005-05-10
CIK 1058289

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

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

Number of shares of common stock outstanding as of April 29, 2005: 79,731,911

LEXAR MEDIA, INC.

FORM 10-Q

FOR THE QUARTER ENDED APRIL 1, 2005

The Lexar Media name and logo are trademarks that are federally registered in the United States. The titles and logos associated with our products appearing in this report, including ActiveMemory, LockTight and JumpDrive, are either federally registered trademarks or are subject to pending applications for registration. Our trademarks may also be registered in other jurisdictions. Other trademarks or trade names appearing elsewhere in this report are the property of their respective owners.

PART I—FINANCIAL INFORMATION

1.    Financial Statements

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	April 1, 2005	December 31, 2004
A S S E T S
Current assets:
Cash and cash equivalents	$121,433	$27,705
Restricted cash	5,000	5,000
Short-term investments	—	7,738
Accounts receivable, net of allowances for sales returns, discounts and doubtful accounts of $17,700 and $16,085, respectively	70,494	170,365
Inventories	146,835	177,655
Prepaid expenses and other current assets	14,234	12,799

Total current assets	357,996	401,262
Property and equipment, net	10,186	10,305
Intangible assets, net	309	347
Other assets	2,613	82

Total assets	$371,104	$411,996

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$99,640	$163,341
Accrued liabilities	58,061	70,029
Deferred license revenue and product margin	13,650	23,759
Notes payable to bank	33,435	40,000

Total current liabilities	204,786	297,129
Deferred license revenue, net of current portion	43	173
Senior convertible notes payable	60,000	—

Total liabilities	264,829	297,302
Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 79,730,651 and 79,234,651 shares issued and outstanding	8	8
Additional paid-in capital	283,535	282,501
Accumulated deficit	(177,051)	(167,465)
Accumulated other comprehensive loss	(217)	(350)

Total stockholders’ equity	106,275	114,694

Total liabilities and stockholders’ equity	$371,104	$411,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	April 1, 2005	March 31, 2004
Net revenues:
Product revenues	$231,633	$161,079
License and royalty revenues	809	3,655

Total net revenues	232,442	164,734
Cost of product revenues	203,060	135,805

Gross margin	29,382	28,929

Operating expenses:
Research and development	3,393	2,061
Sales and marketing	19,934	10,752
General and administrative	15,163	5,606

Total operating expenses	38,490	18,419

Income (loss) from operations	(9,108)	10,510
Other income (expense):
Interest and other expense	(484)	(48)
Interest and other income	126	143
Foreign exchange loss, net	(102)	(560)

Total other income (expense)	(460)	(465)

Income (loss) before income taxes	(9,568)	10,045
Income taxes	18	619

Net income (loss)	$(9,586)	$9,426

Net income (loss) per common share:
Basic	$(0.12)	$0.12

Diluted	$(0.12)	$0.11

Shares used in computing net income (loss) per common share:
Basic	79,519	78,316

Diluted	79,519	89,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 1, 2005	March 31, 2004
Cash flows from operating activities:
Net income (loss)	$(9,586)	$9,426
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	944	463
Change in operating assets and liabilities:
Accounts receivable, net	99,169	10,979
Inventories	30,217	(7,465)
Prepaid expenses and other assets	(405)	705
Accounts payable and accrued liabilities	(74,102)	(9,303)
Deferred license revenue and product margin	(10,290)	(3,329)

Net cash provided by operating activities	35,947	1,476

Cash flows from investing activities:
Purchase of property and equipment	(801)	(961)
Proceeds from short-term investments	7,738	—

Net cash provided by (used in) investing activities	6,937	(961)

Cash flows from financing activities:
Issuance of stock under employee stock purchase plan	888	609
Repayment of notes receivable from stockholders	—	412
Exercise of stock options	202	1,024
Proceeds from convertible promissory notes net of issuance costs	56,837	—
Proceeds from asset-based notes payable to bank net of issuance costs	32,855	—
Repayment of revolving credit notes payable to bank	(40,000)	—

Net cash provided by financing activities	50,782	2,045

Effect of exchange rates on cash and cash equivalents	62	150

Net increase in cash and cash equivalents	93,728	2,710
Cash and cash equivalents at beginning of period	27,705	115,698

Cash and cash equivalents at end of period	$121,433	$118,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results for the periods presented. In addition, certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

The financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2005. The condensed consolidated balance sheet data as of December 31, 2004 was derived from our audited financial statements.

The results of our operations for the three months ended April 1, 2005 are not necessarily indicative of results that may be expected for any future period, including the full fiscal year.

Liquidity

For the three months ended April 1, 2005, we incurred a loss from operations of approximately $9.1 million. As of April 1, 2005, we had an accumulated deficit of approximately $177.1 million, cash and short-term investments (excluding restricted cash) of $121.4 million, bank debt of $33.4 million and convertible notes payable of $60.0 million. We generated cash from operating activities of $35.9 million during the three months ended April 1, 2005. However, we may not generate similar levels of cash from operations in future periods and we used cash of $115.7 million to fund operating activities for the year ended December 31, 2004. We operate in an industry characterized by intense competition, supply shortages or oversupply, rapid technological change, evolving industry standards, declining average prices and rapid product obsolescence. We intend to incur significant expenses to fund operations to develop new products and to support existing product sales. Failure to generate sufficient revenues to offset the cost of revenues and other operating costs may require us to constrain our operations.

We currently believe that we have sufficient cash and availability under our asset based credit facility to meet our operating, capital and debt service requirements for the next twelve months. There can be no assurance, however, that we will be successful in executing our business plan, achieving profitability or maintaining our existing customer base. Our cash needs are also dependent on the credit terms extended to us by our suppliers, particularly Samsung which supplies the majority of our flash memory, and if our suppliers do not provide us with credit terms that are appropriate to meet our needs, we may have to seek alternate suppliers or additional financing. To the extent that we do not generate sufficient revenues and reduce the cost of revenues or reduce the cost of discretionary expenditures and, as a result, cash, short term investments and available credit is insufficient to satisfy liquidity requirements, additional cash may be needed to finance operating and investing needs. However, depending on market conditions, any additional financing needed may not be available on acceptable terms, or at all.

Note 2—Summary of Selected Accounting Policies

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

With respect to sales to distributors and retailers we generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Many of our distributors and retailers (collectively referred to herein as “resellers”) have return rights. Historically, for resellers where we were able to reasonably estimate the level of product returns and sales incentives, we recognized revenue upon shipment (“ship-to” basis) and, at the time revenue was recorded, we recorded estimated reductions to product revenue based upon our customer sales incentive programs, the historical experience of product returns, and the impact of special pricing agreements, price protection, promotions and other volume-based incentives. In order to make such estimates, we analyzed historical returns, current economic conditions, customer demand and other relevant specific customer information. For resellers where we were unable to reasonably estimate the level of product returns or other revenue allowances, revenues and the costs of revenues were deferred (“sell-through basis”) until these resellers either sold the product to their customers or a time period that is reasonably estimated to allow these resellers to sell the product to their end customers had elapsed. In prior public filings of our financial information, we noted that if, in the future, we were unable to reasonably estimate the level of product returns or other revenue allowances for these resellers, it could have a significant impact on our revenue recognition, potentially requiring us to defer the recognition of additional sales and recognize such sales on the “sell-through” basis. Over the past several years, revenue related to all new resellers that have return rights or other revenue allowances were accounted for on a sell-through basis.

Starting in the fourth quarter of 2004, we determined that due to the recent high volatility of prices in the retail market, we were no longer able to reasonably estimate the level of revenue allowances and product returns, and accordingly, we became unable to determine the selling price of our products at the time the sale takes place. As a result, effective October 1, 2004, for all of our retail customers, revenues and the cost of revenues are deferred until these customers either sell the product to their customers or a time period that is reasonably estimated to allow these customers to sell the product to their customers has elapsed. As a result of Lexar recording revenues from all retail customers on a sell-through basis effective October 1, 2004, the first quarter of 2005 was the first quarter in which Lexar recorded significant revenue that was deferred from the prior quarter, which had a positive impact on first quarter product revenues and gross margin. The effect of this change in estimate on the first quarter of 2005 was an increase in net revenue of approximately $25.8 million and an increase in gross profit of approximately $5.4 million. As of April 1, 2005 and December 31, 2004, deferred product margin from sales to resellers was $13.1 million and $23.3 million, respectively.

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

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Shipping and Handling Costs

Certain shipping and handling costs are included in selling and marketing costs in the statements of operations. These costs were $6.1 million for the three months ended April 1, 2005 and $2.4 million for the three months ended March 31, 2004. Fees charged to customers for shipping and handling are included in revenues. We defer the shipping and handling costs associated with shipments for which revenue has not yet been recognized. Deferred shipping and handling costs of $2.8 million and $3.0 million at April 1, 2005 and December 31, 2004, respectively, are recorded in prepaid expenses and other current assets on the consolidated balance sheet.

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

Pro forma information regarding net income (loss) per share, computed as if our stock options, employee stock purchase plan (“ESPP”) and the restricted stock issuances had been determined based on the fair value as of the grant date consistent with the provisions of SFAS No. 123 and SFAS No. 148, are as follows for the three month periods ended April 1, 2005 and March 31, 2004 (in thousands, except per share amounts):

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	April 1, 2005	March 31, 2004
As reported:
Net income (loss)	$(9,586)	$9,426
Add: Compensation reversal included in reported net income (loss), net of tax	(56)	—
Less: Pro forma compensation expense determined based on fair value, net of tax	(4,248)	(5,114)

Pro forma net (loss) income	$(13,890)	$4,312

Net income (loss) per common share—basic as reported	$(0.12)	$0.12

Net income (loss) per common share—basic pro forma	$(0.17)	$0.06

Net income (loss) per common share—diluted as reported	$(0.12)	$0.11

Net income (loss) per common share—diluted pro forma	$(0.17)	$0.05

In accordance with the provisions of SFAS 123, the fair value of each option or ESPP share is estimated using the following assumptions at the date of grant for the three months ended April 1, 2005 and March 31, 2004:

	2005 Options	2005 ESPP	2004 Options	2004 ESPP
Weighted average fair value	$3.28	$1.49	$10.13	$5.04

Risk free interest rate	3.71%	2.71%	2.73%	1.48%
Expected life (years)	4.08	0.5	4.08	1.19
Expected stock price volatility	88%	87%	91%	84%
Dividend yield	—	—	—	—

Note 3—Restricted Cash

Restricted cash represents cash and cash equivalents used to collateralize standby letters of credit related to purchasing agreements with our suppliers. Cash restricted under standby letters of credit amounted to $5.0 million at both April 1, 2005 and December 31, 2004.

Note 4 —Balance Sheet Disclosures (in thousands):

Inventory consisted of the following:

	April 1, 2005	December 31, 2004
Inventories:
Raw materials	$14,137	$16,981
Controllers	13,942	9,848
Flash memory products	116,887	147,909
Ancillary products	1,869	2,917

	$146,835	$177,655

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Net Income (Loss) Per Common Share (in thousands, except per share data):

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net income (loss) per share is computed by giving effect to all dilutive potential common shares, including options, warrants and convertible notes. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net income (loss) per share follows (in thousands, except per common share amounts):

	Three Months Ended
	April 1, 2005	March 31, 2004
Numerator:
Net income (loss)	$(9,586)	$9,426

Denominator for net income (loss) per common share—basic:
Weighted average common shares outstanding	79,519	78,316
Net income (loss) per common share—basic	$(0.12)	$0.12

Denominator for net income (loss) per common share—diluted:
Denominator for net income (loss) per common share—basic	79,519	78,316
Incremental common shares attributable to exercise of outstanding stock options and warrants (assuming proceeds would be used to purchase common stock)	—	11,100
Denominator for net income (loss) per common share—diluted	79,519	89,416

Net income (loss) per common share—diluted	$(0.12)	$0.11

Anti-dilutive Securities

Securities listed below have not been included in the computations of diluted net income (loss) per share for the three-month periods ended April 1, 2005 and March 31, 2004 because the inclusion of these securities would be anti-dilutive (in thousands):

	Three Months Ended
	April 1, 2005	March 31, 2004
Weighted average shares under warrants for common stock	41	—
Weighted average shares under options for common stock	19,461	463
Weighted average shares under senior convertible note	197	—

Note 6—Notes Payable:

In April 2004, we entered into a credit agreement with Wells Fargo Bank. Our credit agreement with Wells Fargo Bank enabled us to borrow up to $40.0 million under a revolving line of credit note. All advances under this revolving line of credit note were secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and proceeds of the foregoing. We were required to comply with certain financial covenants over the term of the credit facility, which had an expiration date of April 3, 2006. At December 31, 2004, we were in technical default on four of these covenants: the ratio of total liabilities to tangible net worth, quick ratio and two net income after tax covenants. However, we obtained from Wells Fargo Bank a waiver of our compliance with these financial covenants and any corresponding events of default. Interest was payable on borrowings under this facility at either an annual rate equal to LIBOR plus 1.5 percent, or at an

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annual rate equal to the bank’s prime rate minus 0.5 percent, with the determination of the applicable interest rate to have been made by us for each borrowing under the note. At December 31, 2004, we had $40 million outstanding under this credit facility. The interest rate was 4.75% at December 31, 2004. We used the proceeds from this loan to fund working capital requirements. This note was subsequently repaid with proceeds from a new three-year asset based revolving credit facility discussed below.

On February 28, 2005, we entered into a three-year asset based revolving credit facility arranged and agented by Wells Fargo Foothill, a subsidiary of Wells Fargo & Company, with a maximum loan commitment of $80.0 million. The actual amount available for borrowing depends upon the value of our North American accounts receivable base. On April 1, 2005, the balance outstanding was approximately $33.4 million under the Wells Fargo Foothill facility. The maximum amount available to us under this facility on April 1, 2005 was $40.1 million. Borrowings under this facility bear interest at our choice of one of two floating rates: either an annual rate equal to LIBOR plus 1.75 to 2.25 percentage points, depending on availability under the facility and the amount of our unrestricted cash, or an annual rate equal to the bank’s prime rate plus 0.25 to 0.75 percentage points, depending on availability under the facility and the amount of our unrestricted cash. At April 1, 2005, the annual interest rate for borrowings under the facility was 6.25% determined using the bank’s prime rate. As a condition of our asset based facility with Wells Fargo Foothill, we terminated our credit agreement with Wells Fargo Bank.

The asset based credit facility with Wells Fargo Foothill is secured by substantially all of our property and assets (other than leased real property), including, but not limited to, inventory, accounts, equipment, chattel paper, documents, instruments, deposit accounts, cash and cash equivalents, investment property, commercial tort claims and all proceeds and products thereof. We did not, however, grant a security interest in our intellectual property rights, including, but not limited to, copyrights, trademarks, patents and related rights, although we did grant a negative pledge on all such intellectual property rights. In addition, we pledged 65% of the common stock of each of our foreign subsidiaries as collateral to secure the asset-based facility.

Pursuant to the credit agreement with Wells Fargo Foothill, we must comply with certain affirmative and negative covenants. The affirmative covenants include a restriction on capital expenditures of up to $3.5 million in any fiscal year and a requirement that we report losses before interest, tax and amortization, commonly referred to as “EBITDA,” of not more than a loss of $20.1 million for the three months ending March 31, 2005, a loss of $22.5 million for the six months ending June 30, 2005, a loss of $18.2 million for the nine months ending September 30, 2005, a loss of $4 million for the year ending December 31, 2005 and a loss of not more than the loss in the immediately preceding period for any trailing twelve month period thereafter. The negative covenants include, among others, limitations on indebtedness; liens; distribution or disposal of assets; changes in the nature of our business; investments; mergers or consolidations with or into third parties; transactions with affiliates; and modifications to material agreements.

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

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Senior Convertible Notes Payable

On March 30, 2005, we issued $60 million in aggregate principal amount of 5.625% senior convertible notes due April 1, 2010 in a private offering (the “Notes”). We have granted the purchasers of the Notes a 60 day option to acquire an additional $10 million aggregate principal amount of Notes. The Notes are unsecured senior obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness, and senior in right of payment to any future indebtedness that is expressly subordinated to the Notes.

The Notes are convertible into shares of our common stock any time at the option of the holders of the Notes at a price equal to approximately $6.68 per share, subject to adjustment in certain circumstances, which represents a 30% premium over our closing price of $5.14 on March 29, 2005. The indenture governing the Notes (the “Indenture”) provides that no holder of the Notes has the right to convert any portion of the Notes to the extent that, after giving effect to such conversion, such holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% of our common stock outstanding immediately after giving effect to such conversion. Interest on the Notes will be payable on March 31 and September 30 of each year, beginning on September 30, 2005.

The Notes are redeemable, in whole or in part, for cash at our option beginning on April 1, 2008 at a redemption price equal to the principal amount of the Notes being redeemed plus accrued but unpaid interest, if any, up to but excluding the redemption date; provided, however, that Lexar may only exercise such redemption right if its common stock has exceeded 175% of the conversion price of the Notes for at least 20 trading days in the 30 consecutive trading days ending on the trading day prior to the date upon which we deliver the notice of redemption. Upon redemption, we will be required to make a payment equal to the net present value of the remaining scheduled interest payments through April 1, 2010.

Upon the occurrence of a “fundamental change,” as defined in the Indenture, the holders of the Notes will have:

•	the option to receive, if and only to the extent the holders convert their Notes into our common stock, a make-whole premium of additional shares of common stock equal to the approximate lost option time value, if any, plus accrued but unpaid interest, if any, up to but excluding the conversion date; or

•	the right to require us to purchase for cash any or all of its Notes at a repurchase price equal to the principal amount of the Notes being repurchased plus accrued but unpaid interest, if any, up to but excluding the repurchase date.

The conversion rate of the Notes will be subject to adjustment upon the occurrence of certain events, including the following:

•	We declare certain dividends or distributions;

•	We effect a stock split or combination;

•	We offer certain rights or warrants to all or substantially all our stockholders; and

•	We purchase shares of our common stock pursuant to a tender or exchange offer under certain circumstances.

Upon the occurrence of an “event of default,” as defined in the Indenture, the holders of at least 25% in aggregate principal amount of the Notes or the trustee for the Notes under the Indenture shall have the right to cause the principal amount of the Notes to become due and payable immediately (except in certain events of bankruptcy, insolvency or reorganization of Lexar, in which case the principal amount of the Notes shall automatically become due and payable immediately).

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have agreed to register the common stock issuable upon conversion of the Notes under the Securities Act within 180 days from the closing date at our expense or we will be required to pay additional interest on the Notes of 0.50% per annum until the sooner of registration effectiveness or the maturity date of the Notes.

Cash proceeds from the issuance of the convertible notes were $56.8 million, net of issuance costs of $3.2 million. The issuance costs are being amortized over the term of the convertible debt to April 1, 2010.

Note 8—Comprehensive Loss:

The following are the components of comprehensive income (loss) (in thousands)

	Three Months Ended
	April 1, 2005	March 31, 2004
Net income (loss)	$(9,586)	$9,426
Other comprehensive income (loss)	120	(26)

Comprehensive income (loss)	$(9,466)	$9,400

Other comprehensive income for the three months ended April 1, 2005 was attributable to the effects of foreign currency translation. Other comprehensive loss for the three months ended March 31, 2004 was attributable to the effects of foreign currency translation. Accumulated other comprehensive loss at April 1, 2005 was $217,000 and was attributable to the effects of foreign currency translation. Accumulated other comprehensive loss at December 31, 2004 was $350,000, of which $337,000 was attributable to the effects of foreign currency translation and $13,000 was attributable to unrealized losses on available for sale securities.

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

We record our hedges of foreign currency denominated assets and liabilities at fair value, with the related gains or losses recorded in foreign exchange gain (loss) in the Condensed Consolidated Statements of Operations. The foreign exchange gains and losses on these contracts were substantially offset by transaction losses and gains on the underlying balances being hedged. In addition, at April 1, 2005, we had foreign currency denominated assets and liabilities that were not hedged. Our net foreign exchange losses for the three-month periods ended April 1, 2005 and March 31, 2004 were approximately $0.1 million and $0.6 million, respectively. As of April 1, 2005 and December 31, 2004, we held forward contracts for yen and pound sterling with aggregate notional values of $42.5 million and $59.5 million, respectively.

Note 10—Contingencies:

Indemnifications

We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically these obligations arise in connection with sales contracts and license agreements under which we customarily agree to hold the other party harmless against any losses incurred as a result of a claim by any third party with respect to our products. We also typically agree to pay any

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs incurred in defense of any such claim. The terms of the indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, the amounts required to defend indemnification claims have been insignificant. Accordingly, we did not accrue any amounts for these indemnification obligations as of April 1, 2005 or December 31, 2004.

We have agreements whereby our directors and officers are indemnified for certain events or occurrences while the officer or director is serving at our request in such capacity. The maximum amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors’ and officers’ insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities for these agreements as of April 1, 2005 or December 31, 2004.

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

Trial began on February 7, 2005, and after a six-week trial, on March 23, 2005 the jury found that Toshiba Corporation and Toshiba America Electronic Components, Inc. misappropriated Lexar’s trade secrets and breached their fiduciary duty to us. The jury awarded Lexar $255.4 million in damages for Toshiba’s misappropriation of trade secrets. The jury also awarded Lexar $58.7 million in damages for Toshiba’s breach of fiduciary duty, $58.7 million in damages for TAEC’s breach of fiduciary duty and $8.2 million in prejudgment interest for breach of fiduciary duty. The jury also found Toshiba and TAEC’s breach of fiduciary duty was oppressive, fraudulent or malicious which supported an award of punitive damages. On March 25, 2005, the jury awarded an additional $84.0 million in punitive damages.

We are also seeking an injunction to prevent the importation of chips or cards manufactured by Toshiba or its Flash Vision affiliate that incorporate our technology. Our claim for unfair competition, based on California Business and Professions Code Section 17200, was not given to the jury and will be decided by the Court. We expect that the Court will rule on that claim and our motion for an injunction, as well as on anticipated post-trial motions, shortly after a hearing we expect to be held no earlier than late June 2005. This hearing was previously scheduled for May 16, 2005 but was recently delayed by the court.

Toshiba Corporation v. Lexar Media, Inc.; Lexar Media, Inc. v. Toshiba Corporation

On November 1, 2002, Toshiba Corporation filed a lawsuit seeking declaratory judgment that Toshiba does not infringe our U.S. Patent Nos. 5,479,638; 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151;

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LEXAR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Shareholder Litigation

On May 21, 2004, we, along with our Chief Executive Officer and Chief Financial Officer, were named as defendants in a federal class action in the United States District Court for the Northern District of California. That action was brought allegedly on behalf of a class of plaintiffs who purchased our common stock, and asserted claims under Sections 10(b) and 20(a) of the Exchange Act, as well as Rule 10b-5 promulgated thereunder, based principally on allegations that we made misrepresentations regarding our business. Six similar class actions have since been filed in the Northern District of California. The Court has appointed a lead plaintiff and ordered that those actions be consolidated. In October 2004, plaintiffs filed a consolidated amended complaint, on behalf of those who purchased our stock between October 16, 2003 and April 16, 2004. In January 2005, we filed a motion to dismiss the consolidated amended complaint that is currently scheduled to be heard in late May 2005. We believe the plaintiffs’ claims are without merit and intend to contest them vigorously.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about trends and uncertainties in our business, such as our expectations about our liquidity, flash memory supply, pricing strategy, expected growth, plans to manufacture new flash memory products, and expected future trends in component costs and operating expense levels. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including, but not limited to, those set forth under “Risks That Could Affect Future Results” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date hereof.

Overview

We design, develop, manufacture and market high-performance digital media as well as other flash based storage products for consumer markets that utilize digital media for the capture and retrieval of digital content for the digital photography, consumer electronics, computer, industrial and communications markets. Our digital media products include a variety of flash memory cards with a range of speeds, capacities and special features to satisfy the various demands of different users of flash cards. To address the growing market for compact digital data and media storage solutions, our digital media products also include our JumpDrive products, which are high-speed, portable USB flash drives for consumer applications that serve a variety of uses, including floppy disk replacement, as well as our line of digital music players, which are both portable MP3 players and storage devices. In addition, we market a variety of connectivity products that link our media products to PCs and other electronic host devices. We also license our proprietary controller technology and sell controllers, digital media accessories and other components to other manufacturers of flash storage media.

The average gross selling price per megabyte of our digital media products declined approximately 60% from the first quarter of 2004 to the first quarter of 2005. During the first quarter of 2005 we reduced promotional programs and, despite declining industry selling prices, increased our selling prices on certain products to most of our customers to better align our selling prices with our cost structure. Product gross margins improved from the fourth quarter of 2004 to the first quarter of 2005 primarily as a result of our improved selling price management Our competitors are continuing to reduce selling prices in the second quarter of 2005 despite expectations that industry demand for flash memory during the second quarter of 2005 will continue to be greater than available supply. We are adjusting our selling price strategy with the intention of focusing on profitability while balancing the need to maintain the significant majority of our retail market share. In addition, we are planning to emphasize more of our premium products, which have higher gross margins. Our resellers may not accept our price increases from the first quarter of 2005 or in the future, if any, and, if we do not lower our selling prices to be consistent with our competitors’ selling prices, our resellers may decide to reduce their orders, purchase from other vendors or return unsold product to us. In the past several months, we have lost product placements to our competitors at Wal-Mart and Sam’s Club, Comp USA and other resellers in part because of our selling price strategy. In particular, CompUSA has terminated their relationship with us. In addition, at Wal-Mart and Sam’s Club, which accounted for approximately 17% of our gross revenue in the first quarter of 2005, we may experience a significant decline in sales due to their addition of other vendors products into their stores.

In order to meet the expected demand for our products, we are also focused on efforts to ensure that our costs for flash memory and components will enable us to sell our products at competitive prices, that we have sufficient cash to fund our operations, that our supply of flash memory and flash card components is sufficient to meet our anticipated supply needs, that our supply chain can support the rates of growth we expect and that we have sufficient engineering resources to design the products demanded by our customers. In the second quarter of 2004, our component costs did not decrease as quickly as market pricing, which resulted in our reporting a net loss for the second quarter. During the third quarter of 2004 supply and demand came into better balance, and as new flash memory suppliers entered the market, our costs came into line with market pricing resulting in improved margins. During the fourth quarter of 2004, we experienced rapid decreases in market pricing for our products, which resulted in our reporting a substantial net loss for the fourth quarter of 2004. Starting in the fourth quarter of 2004, we determined that due to the recent high volatility of prices in the retail market, we were no longer able to reasonably estimate the level of revenue allowances and product returns, and accordingly, we became unable to determine the selling price of our products at the time the sale takes place. As a result, effective October 1, 2004, for all of our retail customers, revenues and the cost of revenues are deferred until these customers either sell the product to their customers or a time period that is reasonably estimated to allow these customers to sell the product to their customers has elapsed. As a result of recording revenues from all retail customers on a sell-through basis effective October 1, 2004, the first quarter of 2005 was the first quarter in which we recorded significant revenue that was deferred from the prior quarter, which had a positive impact on first quarter product revenues and gross margin. The effect of this change in estimate on the first quarter of 2005 was an increase in net revenue of approximately $25.8 million and an increase in gross margin of approximately $5.4 million. As of December 31, 2004 and April 1, 2005, deferred product margin from sales to resellers was $23.3 million and $13.1 million, respectively.

During the second quarter of 2004, we began to diversify our suppliers of flash memory. However, to date, most of the flash supply from new suppliers has been lower density chips, which are only cost effective for use in manufacturing lower capacity cards. We expect that Samsung and Toshiba will dominate the market for high density flash chips for at least the next twelve months as new flash memory suppliers generally expect to begin their production with lower density products and transition to producing higher density chips over a period of time.

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

Revenues.    We generate revenues primarily from the sale of digital media and connectivity products to end-users through mass market, photo and OEM channels. Since the beginning of 2002, we have significantly increased our presence in the mass-market channel by increasing the number of retail storefronts in which our customers sell our products. Our products were sold in more than 67,000 retail stores worldwide at the end of first quarter of 2005, which represents an increase of approximately 2,000 storefronts from the end of 2004. As is common practice in the mass-market channel, we offer our customers various programs and incentive offerings, including price protection, market development funds and cooperative marketing programs, rebates and other discounts. Digital media sales comprised 88.8% and 95.2% of our gross revenues for the first quarters of 2005 and 2004, respectively.

We also generate revenues from the sales of flash memory controllers, digital media accessories and other components and from license and royalty revenues under license agreements, which revenues have primarily been from Samsung. In April 2001, we entered into a license agreement with Samsung Electronics Co., Ltd. Payments under the license agreement from Samsung were fixed through March 31, 2004. After March 31, 2004, under the agreement, any license payments from Samsung became variable-based. Variable-based royalties from Samsung depend on factors such as which flash products Samsung manufactures and sells and in what volumes, as well as our relative market share and our aggregate purchases from Samsung. Since March 31, 2004, variable-based royalties from Samsung under this agreement have been minimal, and we expect that trend to continue for the foreseeable future. License and royalty revenues from all licensees were approximately $0.8 million during the first quarter of 2005. We are actively working to license our technology to other companies, including companies that we believe infringe our patents.

A significant portion of our sales have been to a limited number of customers. Our top 10 customers accounted for 46.7% of our gross revenues in the first quarter of 2005, and 47.0% of our gross revenues in the first quarter of 2004. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for at least the next several years.

Product sales in North America have historically accounted for the majority of our total net product revenues. Net product revenues in North America represented approximately 62.4%, and 56.9% of our total net product revenues for the three months ended April 1, 2005 and March 31, 2004, respectively. Over the long term, we expect our sales outside of North America will increase as a percentage of our total net product revenues. Such revenue growth, however, may not be consistent between periods; for example, our product sales outside of North America as a percentage of our total net product revenues were approximately 37.6% in the first quarter of 2005 and 43.1% in the first quarter of 2004. Net product revenues in Europe represented 16.7%, and 28.6% of our total net product revenues for the three months ended April 1, 2005 and March 1, 2004, respectively. Net product revenues in Japan and the rest of the world represented 20.9%, and 14.5% of our total net product revenues for the three months ended April 1, 2005 and March 1, 2004, respectively.

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

In the second quarter of 2004, we entered into an exclusive, multi-year agreement with Eastman Kodak whereby we offer digital media for sale to customers under the Kodak brand name on a worldwide basis. We began introducing such products in the third quarter of 2004. Kodak branded products increased as a percentage of our revenues during the third and fourth quarters of 2004 and during the first quarter of 2005. Kodak branded products were less than 10% of our sales in the first quarter of 2005. We expect Kodak branded products to continue to increase as a percentage of revenues during 2005.

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

Prior to 2004, our industry has historically experienced average annual price reductions of flash memory per megabyte in the range of 30% to 40%. The cost of flash memory declined moderately in 2002 and in the first half of 2003. In the second half of 2003 and the first quarter of 2004, prices of flash memory remained stable or increased as industry wide demand for flash memory outpaced the supply of flash memory, which resulted in a general industry wide shortage. In the latter half of 2004, prices of flash memory declined as supply exceeded demand in certain densities and in anticipation of additional supply of flash memory. We expect supply to remain tight in at least the first half of 2005. Despite the general industry over-demand condition, we expect prices of flash memory components to decline further in the second quarter of 2005. Price reductions of flash memory from the first quarter of 2004 to the first quarter of 2005 on a cost per megabyte basis were approximately 60%. A number of companies, including Hynix, Infineon, Micron and ST Micro, have either entered the market in 2004 or have announced that they plan to do so in the first half of 2005. In addition, other companies, including Renesas, Samsung and Toshiba, have announced that they plan to expand their production of flash memory during 2005. If these companies successfully introduce new products and/or expand output of flash memory, it could create an over-supply situation in the second half of 2005, driving product prices down and lowering our cost of flash. However, most of the new flash supply is lower density chips that can only be used cost effectively to manufacture lower capacity cards. We expect that Samsung and Toshiba will dominate the market for high density flash chips for at least the next twelve months as new flash memory suppliers generally expect to begin their production with lower density products or do not bring significant supply of larger capacity flash to market over the period. Also, because of irregular component shipments from certain of our suppliers, we have had to carry a higher level of inventory as a buffer against delivery delays.

From time to time we enforce our rights under our supply agreements to ensure that the pricing terms are correctly applied with respect to our purchases from these suppliers. As a result of such activities, we may recognize adjustments to amounts paid to such suppliers for products purchased in prior periods. Differences between amounts determined as an adjustment to those amounts are recognized in cost of product revenues as a change in accounting estimate in the period that such a determination is made. Cost of product revenues also includes expenses related to materials procurement, inventory management, other overhead expenses and adjustments.

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

General and Administrative.    Our general and administrative expenses include salaries and related expenses for executive, administrative and operational personnel, fees for professional services and other corporate expenses. We are involved in several intellectual property litigation matters, as we have focused our efforts to protect our intellectual property rights and license our technology to those companies that we believe infringe our intellectual property. We are also involved in additional litigation, including securities and product class action litigation. In addition to our current litigation, a number of companies have brought products to market that we believe may infringe our intellectual property. Our legal expenses increased substantially in the first quarter of 2005 due to the trial against Toshiba. While we anticipate a significant reduction in the level of legal costs as a result of the first Toshiba trial being completed, we anticipate legal expenses will continue at a moderate rate as legal activities related to the Toshiba matters are expected to be heard in June 2005. In addition, we expect that we will continue to incur legal expenses as discovery continues in connection with our other legal case against Toshiba. If another of our legal actions were to proceed to trial, or if we become involved in additional litigation, our legal expenses could significantly increase beyond anticipated levels. In addition to increased costs associated with our litigation, we also believe that our general and administrative expenses will likely continue to remain significant in 2005 primarily as a result of costs associated with regulatory requirements related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

With respect to sales to distributors and retailers we generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Many of our distributors and retailers (collectively referred to herein as “resellers”) have return rights. Historically, for resellers where we were able to reasonably estimate the level of product returns and sales incentives, we recognized revenue upon shipment (“ship-to” basis) and, at the time revenue is recorded, we recorded estimated reductions to product revenue based upon our customer sales incentive programs and the historical experience of product returns, and the impact of special pricing agreements, price protection, promotions and other volume-based incentives. In order to make such estimates, we analyzed historical returns, current economic conditions, customer demand and other relevant specific customer information. For resellers where we were unable to reasonably estimate the level of product returns or other revenue allowances, revenues and the costs of revenues were deferred (“sell-through basis”) until these resellers either sold the product to their customers or a time period that is reasonably estimated to allow these resellers to sell the product to their end customers had elapsed. In prior public filings of our financial information, we noted that if, in the future, we were unable to reasonably estimate the level of product returns or other revenue allowances for these resellers, it could have a significant impact on our revenue recognition, potentially requiring us to defer the recognition of additional sales and recognize such sales on the “sell-through” basis. Over the past several years, revenue related to all new resellers that have return rights or other revenue allowances were accounted for on a sell-through basis.

Starting in the fourth quarter of 2004, we determined that due to the recent high volatility of prices in the retail market, we were no longer able to reasonably estimate the level of revenue allowances and product returns, and accordingly, we became unable to determine the selling price of our products at the time the sale took place. As a result, effective October 1, 2004, for all of our resellers, revenues and the cost of revenues are deferred until these resellers have either sold the product to their customers or a time period that is reasonably estimated to allow these resellers to sell the product to their customers has elapsed. The change in the timing of recognizing revenue related to all resellers now on a sell-through basis, some of which were previously recognized on a sell-to basis, had the effect of increasing net revenues recorded in the first quarter of 2005 by $25.8 million, increasing gross margin by $5.4 million and decreasing net loss by $5.8 million. As of December 31, 2004 and April 1, 2005, deferred product margin from sales to resellers was $23.3 million and $13.1 million, respectively.

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

Other Valuation Allowances and Accrued Liabilities

We also maintain accruals and allowances for price protection, market development funds and cooperative marketing programs, rebates and other discounts. We incurred sales related discounts of $22.9 million, and $12.9 million during the three months end April 1, 2005 and March 31, 2004, respectively. At April 1, 2005 and December 31, 2004, we had related accruals and allowances of $51.7 million and $55.2 million, respectively. Price protection, market development funds and cooperative marketing programs, rebates and other discounts are provided for at the time the associated revenue is recognized. If market conditions were to change adversely, we may take actions to increase our customer incentive offerings, which could result in increased accruals and allowances for these programs. Historically, warranty expenses have not been material. In the event that a problem is identified that would result in the need to replace a product or products on a large scale, such an event would result in changes that would be recorded in the determination of net income (loss) in the period in which the additional cost is identified and may have a material adverse effect on our operating results and financial position.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. At April 1, 2005 and December 31, 2004, we had an allowance for doubtful accounts of $1.3 million and $1.2 million, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an increase in the allowance may be required.

Results of Operations

In view of the rapidly changing nature of our market and our operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful, and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily indicative of our future growth.

Revenues, Cost of Product Revenues and Gross Margin

The following table sets forth revenues, cost of product revenues and gross margin amounts from our Condensed Consolidated Statements of Operations:

	Quarter ended April 1, 2005	Quarter ended March 31, 2004	% Change 2004 to 2005
Product revenues	$231,633	$161,079	43.8%
License and royalty	809	3,655	(77.9)%

Total net revenues	232,442	164,734	41.1%
Cost of product revenues	203,060	135,805	49.5%

Gross margin	$29,382	$28,929	1.6%

Product gross margin	$28,573	$25,274	13.1%

The following table sets forth revenues, cost of product revenues and gross margin amounts from our Condensed Consolidated Statements of Operations expressed as a percentage of total net revenues:

	Quarter ended April 1, 2005	Quarter ended March 31, 2004
Product revenues	99.7%	97.8%
License and royalty	0.3%	2.2%

Total net revenues	100.0%	100.0%
Cost of product revenues	87.4%	82.4%

Gross margin	12.6%	17.6%

The following table sets forth cost of product revenues and product gross margin amounts from our Condensed Consolidated Statements of Operations expressed as a percentage of product revenues:

	Quarter ended April 1, 2005	Quarter ended March 31, 2004
Product revenues	100.0%	100.0%
Cost of product revenues	87.7%	84.3%

Gross product margin	12.3%	15.7%

Revenues

During the first quarter of 2005, we experienced a 230.5% increase in megabytes sold compared with the first quarter of 2004. The increase in megabytes sold was due to increased demand in the retail and OEM channels. The positive impact of this change was partially offset by a 60.0% decline in our average gross selling price per megabyte of digital media. In addition, our revenues from controllers, digital media accessories and other components increased to $27.2 million in the first quarter of 2005 compared to $4.7 million in the first quarter of 2004. We expect our component and controller revenues to increase in the second quarter of 2005 from the first quarter of 2005. Additionally, as a result of recording revenues from all retail customers on a sell-through basis effective October 1, 2004, the first quarter of 2005 was the first quarter in which we recorded significant revenue that was deferred from the prior quarter. The effect of this change in estimate resulted in an increase of the first quarter of 2005 product revenues by approximately $25.8 million. During the first quarter of 2005, we experienced a 63.2% increase in digital media units sold and a 102.6% increase in the average capacity per digital media unit sold compared with the first quarter of 2004. We expect that the number of units and average capacity of digital media sold will continue to increase in 2005 and that the average gross selling price per megabyte of digital media will continue to decline at the historical averages of between 30 percent and 40 percent per year. We also anticipate that our product mix will continue to change with CompactFlash representing a declining percentage of our revenues and Secure Digital and Jump Drive products increasing as a percentage of revenues.

In the first quarter of 2005, we derived 58.3%, 16.7%, 4.5% and 20.5% of our product revenues from sales to customers in the United States, Europe, Japan and the rest of the world, respectively. In the first quarter of 2004, we derived 53.3%, 28.6%, 3.9% and 14.2% of our product revenues from sales to customers in the United States, Europe, Japan and the rest of the world, respectively.

We generate license and royalty revenues from various agreements with licensees who use of our intellectual property Our license and royalty revenues decreased to $0.8 million in the first quarter of 2005 from $3.7 million in the first quarter of 2004, which was primarily a result of license and royalty revenues from Samsung becoming variable in April 2004. We have generated minimal variable-based royalties under this agreement to date. We will continue to seek new licensing opportunities in 2005. However, to the extent that we are unsuccessful in licensing our intellectual property or recovering license and royalty revenues from third parties who are infringing our patents or under-reporting royalty revenues, our total license and royalty revenues will decline in 2005. We expect license and royalty revenue in the second quarter of 2005 to be approximately $1.0 million.

Cost of Product Revenues

The increase in cost of product revenues for the first quarter of 2005 compared to the first quarter of 2004 was primarily the result of a 230.5% increase in megabytes sold due to increased demand. This factor was partially offset by a 59.9% decline in the cost per megabyte of digital media sold in the first quarter of 2005 compared to the first quarter of 2004. In addition, our cost of revenues from controllers, digital media accessories and other components were $23.5 million in the first quarter of 2005 compared to $2.5 million in the first quarter of 2004. We expect our controller, digital media accessories and other component cost of revenues to increase in the second quarter of 2005 from the first quarter of 2005. Additionally, the effect of the change in recording revenues from all retail customers on a sell-through basis on the first quarter of 2005 was an increase in cost of product revenues of approximately $20.4 million.

Gross Margin

The decrease in gross margin to 12.6% for the first quarter of 2005 compared to 17.6% for the first quarter of 2004 was due, in part, to a change in revenue mix, as our license and royalty revenues were $0.8 million, or 0.3% of our total net revenue, in the first quarter of 2005 compared to $3.7 million, or 2.2% of our total net revenue, in the first quarter of 2004. Product margin declined to 12.3% in the first quarter of 2005 compared to 15.7% in the first quarter of 2004. The decline in gross product margin was primarily the result of lower margins on digital media revenues due primarily to product mix as well as a slight decrease in our gross margins from revenues of controllers, digital media accessories and other components. Additionally, the change in recording revenues from all retail customers on a sell-through basis on the first quarter of 2005 was an increase in gross margin of approximately $5.4 million.

Operating Expenses

The following table sets forth operating expense data from our Condensed Consolidated Statements of Operations:

	Quarter ended April 1, 2005	Quarter ended March 31, 2004	% Change 2004 to 2005
Research and development	$3,393	$2,061	64.6%
Sales and marketing	19,934	10,752	85.4%
General and administrative	15,163	5,606	170.5%

Total operating expenses	$38,490	$18,419	109.0%

The following table sets forth operating expenses from our Condensed Consolidated Statements of Operations expressed as a percentage of total net revenues:

	Quarter ended March 31, 2005	Quarter ended March 31, 2004
Research and development	1.5%	1.3%
Sales and marketing	8.6%	6.5%
General and administrative	6.5%	3.4%

Total operating expenses	16.6%	11.2%

Research and Development

The increase in research and development expenses for the first quarter of 2005 compared to the first quarter of 2004 was primarily due to a $0.8 million increase in design costs, project materials and non-recurring engineering to support existing products and new product development initiatives including controllers for new flash memory types and form factors as well as new flash products. The increase was also due to a $0.3 million increase in compensation expenses as a result of hiring additional personnel.

Sales and Marketing

The increase in sales and marketing expenses for the first quarter of 2005 compared to the first quarter of 2004 was primarily due to costs associated with increased product revenues, which resulted in increases of $3.7 million in freight and fulfillment expenses, $3.4 million in market development, advertising, tradeshow and other promotional expenses, $1.3 million in compensation expenses and $0.3 million in travel expenses. The increase in compensation expenses was primarily due to increased headcount.

General and Administrative

The increase in general and administrative expenses in the first quarter of 2005 compared to the first quarter of 2004 was primarily due to an increase of $7.4 million in legal expenses in connection with our ongoing litigation, $1.1 million in compensation expenses as a result of hiring additional personnel and a $0.6 million increase in costs associated with regulatory requirements related in part to compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Income Taxes

The following table sets forth income tax data from our Condensed Consolidated Statements of Operations expressed as a percentage of total net revenues and as a percentage of income before income taxes:

	Quarter ended April 1, 2005		Quarter ended March 31, 2004	% Change 2004 to 2005
Income taxes	$18		$619	(97.1)%

Income taxes as a percentage of total net revenues	0.0%		0.4%	*	%

Effective tax rate	*	%	6.2%	*	%

*	percentage is not meaningful

Income tax expense for the first quarter of 2005 was comprised primarily of state taxes. We expect our second quarter 2005 income tax expense will be nominal due to the expected loss for the quarter.

Other Income and Expense

Foreign exchange loss, net, decreased $0.5 million to $0.1 million in the first quarter of 2005 compared to $0.6 million in the first quarter of 2004. These losses were primarily attributable to our sales activity into European and Japanese markets, which exposed us to fluctuations in foreign currencies including the British pound, Euro and Japanese yen. During both the first quarter of 2005 and the first quarter of 2004 we entered into designated foreign currency exchange forward contracts to mitigate these exposures.

Interest and other expense for the first quarter of 2005 decreased slightly compared to the first quarter of 2004. In the first quarter of 2005, interest and other expense consisted primarily of miscellaneous taxes. Interest and other expense for the first quarter of 2004 consisted primarily of interest on short-term borrowings and miscellaneous taxes. Interest and other income decreased slightly in the first quarter of 2005 compared to the first quarter of 2004 due to lower interest rates. Interest and other income for both the first quarter of 2005 and the first quarter of 2004 consisted primarily of interest earned on our cash balances.

Liquidity and Capital Resources

Liquidity and Capital Resources

The following table is a summary of our cash flows from operating, investing and financing activities:

	Quarter ended April 1, 2005	Quarter ended March 31, 2004
Net cash provided by operating activities	$35,947	$1,476
Net cash provided by (used in) investing activities	6,937	(961)
Net cash provided by financing activities	50,782	2,045

The following table sets forth our accounts receivable days sales outstanding and inventory turns per year:

	Quarter ended April 1, 2005	Quarter ended March 31, 2004
Days sales outstanding (net of change in deferred revenue)	35	48
Inventory turns per year (net of change in deferred cost)	4	5

Net cash provided by operating activities for the quarter ended April 1, 2005 included net decreases in working capital of $44.6 million and non-cash charges of $0.9 million comprised primarily of depreciation and amortization. Changes in working capital for the period included a $30.2 million decrease in inventory and a $99.2 million decrease in accounts receivable. The decrease in our inventory was primarily due to reduced purchasing during the first quarter of 2005 compared to the fourth quarter of 2004 as a result of reduced requirements subsequent to the seasonally high business levels surrounding the holiday period and improved asset management. The decrease in accounts receivable was primarily due to the decrease in our days sales outstanding from 49 days for the fourth quarter of 2004 to 35 days for the first quarter of 2005 due to focused efforts to collect against the receivable balances built during the seasonally high fourth quarter holiday period. We anticipate that days sales outstanding in future quarters will be in the range of between 45 to 55 days. These changes in working capital were offset by a $74.1 million decrease in accounts payable and accrued liabilities, a $10.3 million decrease in deferred license revenue and product margin and a $0.4 million increase in prepaid expenses and other assets. The decrease in accounts payable and accrued liabilities was due primarily to reduced inventory purchases due to the lower shipment volumes during the first quarter of 2005 compared with the seasonally high shipping volumes of the fourth quarter of 2004 and the decrease in freight and fulfillment accruals of $4.3 million, rebates of $4.2 million and market development funds of $2.2 million which was due to the timing of payments and credits taken during the first quarter of 2005 related to seasonally high business levels during the fourth quarter of 2004. The decrease in deferred license revenue and product margin was primarily the result of the first quarter of 2005 sell-through of products by our customers of the seasonally high levels of inventory they had purchased from us during the fourth quarter of 2004.

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

Net cash provided by investing activities for the quarter ended April 1, 2005 was the result of selling $7.7 million of short-term investments to fund operations, which was partially offset by $0.8 million of purchases of property and equipment. Net cash used in investing activities for the quarter ended March 31, 2004 was the result of purchases of $1.0 million property and equipment.

Net cash provided by financing activities for the quarter ended April 1, 2005 was the result of receiving $56.8 million of net proceeds from the issuance of convertible promissory notes and $1.1 million from purchases under our employee stock purchase plan and the exercise of stock options, which was partially offset by the net repayment of $6.5 million related to borrowings under our credit facilities with Wells Fargo Bank and Wells Fargo Foothill described below and $0.6 million of financing costs related to our bank credit facility with Wells Fargo Foothill. Net cash provided by financing activities for the quarter ended March 31, 2004 was primarily the result of receiving $2.0 million related to the exercise of stock options, purchases under our employee stock purchase plan and repayment of notes receivable from stockholders.

On February 28, 2005, we entered into a three-year asset based revolving credit facility arranged and agented by Wells Fargo Foothill, with a maximum loan commitment of $80.0 million. The actual amount available for borrowing depends upon the value of our North American accounts receivable base. On February 28, 2005, we borrowed approximately $40.2 million under the Wells Fargo Foothill facility. The maximum amount available to us under this facility on March 1, 2005 was $43.9 million. We used proceeds to repay, in full, our credit agreement with Wells Fargo Bank. As a condition of our asset based facility with Wells Fargo Foothill, we terminated our then outstanding credit agreement with Wells Fargo Bank. At April 1, 2005 the amount available to us under this facility was $40.1 million of which we had borrowed $33.4 million. At April 1, 2005, the annual interest rate for borrowings under the facility was 6.25% determined using the bank’s prime rate.

Pursuant to the credit agreement with Wells Fargo Foothill, we must comply with certain affirmative and negative covenants. The affirmative covenants include a restriction on capital expenditures of up to $3.5 million in any fiscal year and a requirement that we report losses before interest, tax and amortization, commonly referred to as “EBITDA,” of a loss of not more than $20.1 million for the three months ending March 31, 2004, a loss of not more than $22.5 million for the six months ending June 30, 2005, a loss of not more than $18.2 million for the nine months ending December 31, 2005, a loss of not more than $4 million for the year ending December 31, 2005 and a loss of not more than the loss in the immediately preceding period for any trailing twelve month period thereafter. The negative covenants include, among others: limitations on indebtedness; liens; distribution or disposal of assets; changes in the nature of our business; investments; mergers or consolidations with or into third parties; transactions with affiliates; and modifications to material agreements.

Upon the occurrence of an event of default, our obligations under the credit facility may become immediately due and payable. Events of default include, among others: our failure to pay our obligations under the credit facility when due; our failure to comply with any covenant set forth in the credit agreement; the attachment or seizure of a material portion of our assets; an insolvency proceeding is commenced by or against us; we are restrained from conducting any material part of our business; any judgment in excess of $250,000 is filed against us and not released, discharged, bonded against or stayed pending an appeal within 30 days; breach of any material warranty in the credit agreement; breach or termination of a material contract; or the acceleration of, or default in connection with, any indebtedness involving an aggregate amount of $250,000 or more.

On March 30, 2005, we issued $60 million in aggregate principal amount of 5.625% senior convertible notes due April 1, 2010 (the “Notes”) in a private offering. As a result of this issuance, we received net proceeds of $56.8 million.

The Notes are convertible into shares of our common stock any time at the option of the holders of the Notes at a price equal to approximately $6.68 per share, subject to adjustment in certain circumstances, which represents a 30% premium over our closing price of $5.14 on March 29, 2005. The indenture governing the Notes (the “Indenture”) provides that no holder of the Notes has the right to convert any portion of the Notes to the extent that, after giving effect to such conversion, such holder (together with such holders’ affiliates) would beneficially own in excess of 4.99% of our common stock outstanding immediately after giving effect to conversion. Interest on the Notes will be payable on March 31 and September 30 of each year, beginning on September 30, 2005.

The Notes will be redeemable, in whole or in part, for cash at our option beginning on April 1, 2008 at a redemption price equal to the principal amount of the Notes being redeemed plus accrued but unpaid interest, if any, up to but excluding the redemption date; provided, however, that we may only exercise such redemption right if our common stock has exceeded 175% of the conversion price of the Notes for at least 20 trading days in the 30 consecutive trading days ending on the trading day prior to the date upon which we deliver the notice of redemption. Upon redemption, we will be required to make a payment equal to the net present value of the remaining scheduled interest payments through April 1, 2010.

Upon the occurrence of a “fundamental change,” as defined in the Indenture, the holders of the Notes will have:

•	the option to receive, if and only to the extent the holders convert their Notes into our common stock, a make-whole premium equal to the approximate lost option time value, if any, plus accrued but unpaid interest, if any, up to but excluding the conversion date; or

•	the right to require us to purchase for cash any or all of its Notes at a repurchase price equal to the principal amount of the Notes being repurchased plus accrued but unpaid interest, if any, up to but excluding the repurchase date.

The conversion rate of the Notes will be subject to adjustment upon the occurrence of certain events, including the following:

•	We declare certain dividends or distributions;

•	We effect a stock split or combination;

•	We offer certain rights or warrants to all or substantially all of our stockholders; and

•	We purchase shares of our common stock pursuant to a tender or exchange offer under certain circumstances.

Upon the occurrence of an “event of default,” as defined in the Indenture, the holders of at least 25% in aggregate principal amount of the Notes or the trustee for the Notes under the Indenture shall have the right to cause the principal amount of the Notes to become due and payable immediately (except in certain events of bankruptcy, insolvency or reorganization of Lexar, in which case the principal amount of the Notes shall automatically become due and payable immediately).

We have agreed to register the common stock issuable upon conversion of the Notes under the Securities Act within 180 days from the closing date or we will be required to pay additional interest on the Notes of 0.50% per annum until the sooner of registration effectiveness or the maturity date of the Notes.

We currently believe that we have sufficient cash and availability under our asset based credit facility to meet our operating, capital and debt service requirements for at least the next twelve months. There can be no assurance, however, that we will be successful in executing our business plan, achieving profitability or maintaining our existing customer base. Our cash needs are also dependent on the credit terms extended to us by our suppliers, particularly Samsung, which supplies the majority of flash memory, and if our suppliers do not provide us with credit terms that are appropriate to meet our needs, we may have to seek alternate suppliers or additional financing. To the extent that we do not generate sufficient revenues and reduce the cost of revenues or reduce the cost of discretionary expenditures and, as a result, cash, short term investments and available credit is insufficient to satisfy liquidity requirements, additional cash may be needed to finance operating and investing needs. However, depending on market conditions, any additional financing needed may not be available on acceptable terms, or at all.

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

The following table summarizes our contractual obligations and commercial commitments that are both on our balance sheet and off balance sheet at April 1, 2005:

	Payments due by period (in thousands)
	Total amount committed	Less than 1 year	1–3 years	3–5 years	After 5 years
Contractual obligations and commercial commitments:
Senior convertible notes payable:
Principal	$60,000	$—	$—	$60,000	$—
Interest	16,875	3,375	10,125	3,375	—
Open purchase orders with vendors and suppliers*	53,999	53,999	—	—	—
Operating leases	6,040	1,094	2,169	1,362	1,415
Standby letters of credit	5,000	5,000	—	—	—

Total contractual obligations and commercial commitments	$141,914	$63,468	$12,294	$64,737	$1,415

*	At any given point in time, in the normal course of business, we have both cancelable and non-cancelable purchase orders open with our vendors and suppliers.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases and unconditional purchase obligations as described above.

Indemnifications

We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically these obligations arise in connection with sales contracts and license agreements under which we customarily agree to hold the other party harmless against any losses incurred as a result of a claim by any third party with respect to our products. We also typically agree to pay any costs incurred in defense of any such claim. The terms of the indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, the amounts required to defend indemnification claims have been insignificant. Accordingly, we have not accrued any amounts for these indemnification obligations as of April 1, 2005.

We have agreements whereby our directors and officers are indemnified for certain events or occurrences while the officer or director is serving at our request in such capacity. The maximum amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors’ and officers’ insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities for these agreements as of April 1, 2005.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a rule amending the compliance dates for FAS 123R. As a result, the accounting provisions of FAS 123R will be effective for us in 2006. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. Management is currently evaluating the impact of adopting SFAS 123R; however, it believes the adoption of SFAS No. 123R will have a significant impact on net income (loss) and net income (loss) per share. The impact on our financial statements will be dependent on the transition method, the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life. The pro-forma disclosures of the impact of SFAS 123 provided in Note 2 to the Condensed Consolidated Financial Statements may not be representative of the impact of adopting SFAS 123R.

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

On March 29, 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”). This staff accounting bulletin expresses views of the staff regarding the interaction between Statement of Financial Accounting Standards statement No. 123 (revised 2004), Share-Based Payment (“Statement 123R” or the “Statement”) and certain Securities and Exchange Commission (“SEC”) rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. We do not expect the adoption of SAB 107 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In March 2005, a jury found Toshiba Corporation and Toshiba America Electronic Components, Inc. liable to us for breach of fiduciary duty and theft of trade secrets and awarded us over $465 million in damages, including a punitive damage award for conduct by Toshiba that the jury found to be oppressive, fraudulent or malicious. Toshiba has indicated that it intends to pursue vigorously an appeal of these rulings. The outcome of any post trial motions or an appeal is inherently uncertain and could result in the damage award being reduced or eliminated or the case being remanded to the trial court for further proceedings. An appeal could take a significant amount of time during which we would not be able to collect on the verdict. During the time the case remains pending, we expect to incur substantial additional legal costs. If Toshiba prevailed on having the verdict set aside either by the trial court or through an appeal of this verdict, the damages awarded to us could be reduced or eliminated. This could adversely affect our ability to secure additional licensing revenue either from Toshiba or other potential licensees, which would likely have a negative impact on the value of our stock.

We have a history of losses and may not be able to return to or sustain profitability.

We incurred net losses in each of the second, third and fourth quarters of 2004 and a net loss of $9.6 million in the first quarter of 2005. As of April 1, 2005, we had an accumulated deficit of approximately $177.1 million. We cannot assure you that we will be able to return to or sustain profitability in future periods, and we will likely use cash for operations. Our ability to return to or sustain profitability depends on the rate of price decreases for our products, the cost of our components, particularly flash memory, the growth of the markets for digital cameras or other host devices that use digital storage media, the extent to which our products, particularly our higher margin products, are accepted by these markets, our ability to charge a premium for our higher performance products, the success of our products and our ability to control our operating expenses, particularly our litigation costs, and adequately manage our inventory and the challenges associated with the breadth and diversity of our product offerings. We also must continue to reduce the costs of producing and selling our flash media products by controlling our internal and channel inventory, securing the best available pricing for flash memory and components used in our digital media products and reducing our manufacturing costs. If we are unsuccessful in increasing revenues from our higher margin products and controlling our operating expenses, we may not be able to return to or sustain profitability on a quarterly or an annual basis.

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

Our operating results and gross margins have fluctuated in the past and may vary significantly in the future based on a number of factors related to our industry and the markets for our products. We will have little or no control over many of these factors and any of these factors could cause our operating results and gross margins, and consequently the price of our common stock, to fluctuate significantly. These factors include, among others:

•	increases in the price of flash memory that we buy or the failure of cost decreases to keep up with price decreases for our products;

•	the decision of our customers to return products or rotate their stock;

•	the amount of price protection, volume incentive rebates, discounts, market development funds, cooperative advertising payments and other concessions and discounts that we may need to provide to some of our customers due to competitive pricing pressures;

•	fluctuation in demand for our products, including seasonal demand for our products and the volume and timing of potential retail customer and distributor orders;

•	competitive pricing pressures for the products we sell;

•	the rate of growth of the market for digital cameras, digital media, cell phones with card slots, USB flash drives and MP3 players;

•	the timely availability of flash memory, particularly flash memory that meets our technological requirements;

•	the availability of sufficient silicon wafer foundry capacity and product components to meet customer demand;

•	the difficulty of forecasting sell-through rates of our products and their impact on inventory levels at our resellers if sell-through data is not timely reported to us, which may result in additional orders being delayed or reduced and inventory being returned;

•	the timing and amount of expenses related to obsolescence and disposal of excess inventory and the difficulty of forecasting and managing our inventory levels, including inventories on consignment and at contract manufacturers;

•	the timing and amount of any reductions in the average selling prices of our products and services;

•	the mix of business between retail, OEM and licensing;

•	price reductions in key components, such as flash memory, could result in reduced margins when selling products that include previously purchased components held in inventory;

•	increases in costs charged by our component or card suppliers or the failure of our suppliers to decrease the prices they charge to us when industry prices decline;

•	the timing and amount of orders, cancellations from existing and new customers and penalties imposed by customers for failure to meet their requirements;

•	the commencement of, involvement in or the expansion, appeal or settlement of our litigation;

•	any changes in the trend of declining average selling prices per unit sold of digital storage media;

•	competing flash card standards, which displace the standards used in our products;

•	shortages of components such as capacitors and printed circuit boards required for the manufacturing of our products;

•	exchange rate fluctuations, particularly the U.S. dollar to British pound and Japanese yen and the British pound to Euro exchange rates;

•	the announcement or introduction of products and technologies by competitors;

•	the inability of new NAND flash memory suppliers to fully indemnify us should we be subjected to litigation;

•	potential product quality problems which could raise return or rework costs; and

•	whether we can sell controllers, digital media accessories and other components in the volumes and at the prices we anticipate.

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

We have significant indebtedness. On February 28, 2005, we borrowed approximately $40.2 million under our asset based credit facility with Wells Fargo Foothill. On March 30, 2005, we issued $60 million aggregate principal amount of 5.625% senior convertible notes due April 1, 2010. As of April 1, 2005, the amount available to us under the Wells Fargo Foothill facility was $40.1 million of which we had borrowed $33.4 million. Subsequent to April 1, 2005, we repaid all outstanding amounts under this facility.

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

Effective internal control over financial reporting is essential for us to produce reliable financial reports. If we cannot provide reliable financial information or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal control over financial reporting. In connection with our management’s evaluation of our internal control over financial reporting as of December 31, 2004, management identified two control deficiencies that constitute material weaknesses. As more fully described in Item 9A of our annual report for the year ended December 31, 2004 and Item 4 of this report, as of December 31, 2004 and April 1, 2005, our management determined that we did not maintain effective internal control over:

•	revenue recognition with respect to certain customers (primarily our resellers), including adequate consideration of our estimates regarding offsets to or discounts from revenue such as price protection and promotional activities; and

•	the accounting for inventory valuation reserves.

These deficiencies resulted in audit adjustments that were recorded in our consolidated financial statements for the fourth quarter of 2004. As a result of the material weaknesses identified, we concluded that our internal control over financial reporting was not effective as of December 31, 2004, and PricewaterhouseCoopers LLP, our independent registered public accounting firm, issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2004. Although we have taken steps to remediate deficiencies in our internal control over financial reporting, a failure to successfully implement and maintain effective internal control over financial reporting, including any ineffectiveness of the corrective actions we have subsequently implemented to address the control deficiencies identified above, could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

Although a number of semiconductor companies have begun to manufacture flash memory that would meet some of our needs, Samsung and Toshiba continue to control virtually all of the market for flash memory for our products. The new flash suppliers have been delayed in their efforts to enter the flash chip market and their technical roadmaps may now be substantially behind the products manufactured and sold by Samsung and Toshiba. Even as additional flash memory capacity becomes available from new suppliers, these suppliers may not be able to supply our flash memory needs at competitive prices if we cannot obtain adequate supplies from Samsung. Even if we are able to obtain flash memory in sufficient volumes and on schedules that permit us to satisfy our delivery requirements, we cannot assure you that the prices charged by Samsung or other suppliers will enable us to compete effectively in our market. If we are unable to satisfy the requirements of our customers or supply digital media to them in the volumes and at the pricing they request, they will likely reduce future orders, impose penalties on us for failure to meet their requirements or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. If we are unable to obtain flash memory at economical prices, our gross margins would decline unless we could raise the prices of our products in a commensurate manner or offset the cost increases elsewhere. The existing competitive conditions in our industry may not permit us to do so, which would adversely impact our revenues and gross margins.

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

In addition, Samsung has from time to time considered directly entering the retail market for flash media, which would make it a direct competitor to us. Because flash memory represents a significant portion of the cost of flash media, flash manufacturers like Samsung may have a competitive advantage.

Our agreements with Samsung terminate in March 2006 unless extended. Either party can terminate the agreement in the event of the other party’s breach of the agreement or bankruptcy. In addition, if our license agreement with Samsung were to terminate in the event of Samsung’s breach, Samsung may, in turn, breach our supply agreement with them. The expiration or termination of our supply agreement with Samsung could negatively impact our ability to deliver flash memory products to satisfy our customers’ requirements in the event we were unable to secure a sufficient volume of flash memory from other suppliers.

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

In 2004 and the first quarter of 2005, products we purchase and resell significantly increased as a percentage of our total net revenues. We believe that one of our advantages is our ability to offer retailers all major flash card formats, and if we were unable to supply all flash card formats at competitive prices or if we were to have product shortages, our margins would be adversely impacted and our customers would likely cancel orders or seek other suppliers to replace us.

Our products are characterized by average selling prices that have historically declined over relatively short time periods. If we are unable to effectively manage our inventories, reduce our costs, introduce new products with higher average selling prices or increase our sales volumes, our revenues and gross margins will be negatively impacted.

Our competitors and customers impose significant pricing pressures on us. At times, these pricing pressures have been possible as a result of lower flash memory costs. At other times, such as in the fourth quarter of 2004, our prices have fallen faster than our costs which has resulted in additional margin pressure. In addition, because a large percentage of our sales are to a small number of customers that are primarily retail consumer chains, distributors and large OEMs, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. In the past, we have significantly reduced the prices of many of our flash products from time to time, and we expect we will need to continue to do so to remain competitive even though we asked many of our customers to accept price increases in the first quarter of 2005. During the second quarter of 2005, our competitors, particularly SanDisk and Toshiba, are continuing to reduce selling prices despite expectations that industry demand for flash memory during the quarter will continue to be greater than available supply. We are adjusting our selling price strategy with the intention of focusing on profitability while balancing the need to maintain the significant majority of our retail market share. Any reduction in prices by us in response to pricing pressures will hurt our gross margins unless we can manage our internal and channel inventories and our cost structure to minimize the impact of such price declines and reduce our costs. We also sell our products to certain customers on a consignment basis, which has resulted in us carrying higher inventory levels.

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

We have entered into an exclusive multi-year agreement with Kodak under which we will manufacture and distribute a full range of KODAK branded memory cards. The management of the Kodak business could adversely affect our revenues and gross margins if we are, among other things, unable to:

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

We have recently modified our pricing strategy and have significantly reduced promotional programs and increased prices on certain products to most of our customers to better align our selling prices with our cost structure. Many of our retail customers and distributors have rights of return, and we may be required to take back large quantities of unsold customer inventory if as a result of our recent actions, or otherwise, they decide to terminate their relationship with us and purchase from other vendors.

Substantially all of our sales of our digital media products to end-users are made through distributors and retailers. Our sales through these channels often include rights to return unsold customer inventory still in the customers’ inventory for credit. During the first quarter of 2005, we modified our pricing strategy and significantly reduced our promotional programs and increased prices on certain products to most of our customers to better align our selling prices with our cost structure. Our resellers or their customers may not accept these price increases and may decide to reduce their orders, purchase from other vendors or return unsold product to us. In the past several months, we have lost product placements to our competitors at Wal-Mart and Sam’s Club, CompUSA and other resellers in part because of our pricing strategy. In particular, CompUSA has terminated their relationship with us. In addition, at Wal-Mart and Sam’s Club, which accounted for approximately 17% of our gross revenue in the first quarter of 2005, we have experienced a significant decline in sales due to the addition of other vendors.

If our resellers reduce or cancel their orders, they may also decide to exercise their rights of return and require that we take back large quantities of unsold customer inventory. Our customers generally place orders on the expectation of certain promotional support from us, and as we reduce our promotional activities, those customers may decide to return significant amounts of products to us. If there are significant inventories of old products in our distribution channel when a new product is released, or if these distributors and retailers are unsuccessful in selling our products, there could be substantial product returns. If our reserves are insufficient to account for these or future returns or if we are unable to resell these products on a timely basis at similar prices, our revenues may be reduced. Because the market for our products is rapidly evolving, we may not be able to resell returned products at attractive prices or at all.

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

In addition, we must continue to make significant investments in our existing internal information management systems to support increased manufacturing, as well as accounting and other management related functions. Our systems, procedures and controls may not be adequate to support rapid growth, and as described in further detail in Item 9A of our annual report for the year ended December 31, 2004 and Item 4 of this report, as of December 31, 2004, we identified two deficiencies in our internal control over financial reporting that were determined to be material weaknesses. We cannot assure you that we will not have internal control deficiencies in the future, including deficiencies that may be deemed to be material weaknesses, which could in turn harm our business, financial condition and results of operations. In addition, the improvement in economic conditions will likely extend the lead-time for procuring components. If we do not plan properly or if the demand rises too quickly, we will face material shortages.

We market our digital media primarily on the basis of its superior technology. If we are unable to achieve or maintain technological leadership or gain commercial acceptance of the performance and technology advantages of our products, our revenues and gross margins would likely decline significantly.

We market our digital media primarily on the basis of its performance and technology advantage over our competitors’ products. In doing so, we have emphasized our speed and other advantages over our competitors’ products and have tried to establish ourselves as the brand of choice among professional photographers. We label our CompactFlash and some of our JumpDrive and Secure Digital Card products as capable of sustained write speed performance in which 1x is equal to a write speed of 150 kilobytes per second, nomenclature similar to that used in the CD-ROM industry. For example, our 4x CompactFlash digital film is capable of sustained write speeds of at least 600 kilobytes per second. Currently, we offer CompactFlash, Secure Digital and JumpDrive flash drives capable of minimum sustained write speeds up to 80x, 32x and 120x, respectively. Our highest capacity card is currently eight gigabytes. In addition to offering flash memory cards in a variety of speeds and capacities, we are also offering more advanced features in some of our flash media card products, such as Write Acceleration technology, the ActiveMemoryTM System and LockTightTM CompactFlash. We also market our JumpDrive products in a range of functionality to target specific consumer needs.

From time to time our competitors have introduced products for which they have claimed large storage capacities, high, sustained write speeds, including write speeds faster than that of some of our own competing products, and similar functionality to that of our own products. If we are unable to design and manufacture products that are technologically superior to those of our competitors, if we lose our status as a brand preferred by professional photographers or if we are unable to gain commercial acceptance of the performance and technology advantages of our products, we will be unable to achieve a premium price for our products. If this were to occur, our revenues and gross margins would likely decline significantly.

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

If we are unable to continue to develop, competitively market and sell our JumpDrive portable flash storage product line or maintain or continue to increase our sales of controllers, digital media accessories or other components, our revenues, gross margins and results of operations would be negatively impacted.

We derive a significant portion of our revenues and gross margin from sales of our JumpDrive flash storage products. The market for USB drives has become increasingly competitive. We believe that design has become an important selling feature for these products unlike other flash cards which have fixed dimensions and specifications. If we cannot continue to develop, market and sell these products, particularly with designs that appeal to a broad group of customers, and successfully educate consumers regarding the products’ selling features in order to gain commercial acceptance and premium pricing, our revenues, gross margins and profits may decline.

In addition, in the first quarter of 2005, our revenues from controllers, digital media accessories and other components increased to $27.2 million and we expect our controller and other component revenues to increase further in the second quarter of 2005. If we cannot continue to successfully sell these component products to our customers or maintain the rights to do so, our revenues and results of operations would be negatively impacted.

If we are unable to develop and introduce, on a timely basis, new products or services that are accepted by our customers and consumers, we will not be able to compete effectively in our market.

We operate in an industry that is subject to evolving industry standards, rapid technological changes, rapid changes in consumer demands and the rapid introduction of new, higher performance products that shorten product life cycles and tend to decrease average selling prices. To remain competitive in this demanding market, we must continually design, develop and introduce new products and services that meet the performance and price requirements of our customers and consumers. For example, as the number of flash card formats proliferates, it puts significant additional strain on our engineering group to design controllers for each format. Any significant delay or failure in releasing new products or services would harm our reputation, provide a competitor a first-to-market opportunity or allow a competitor to achieve greater market share. Also, we cannot assure you that any products or services we do introduce will gain market acceptance. The introduction of new products is inherently risky because it is difficult to foresee advances in technology and the adoption of new standards, to coordinate our technical personnel and strategic relationships, to identify and eliminate design and product flaws and successfully develop product features and designs that will appeal to a wide range of consumers. We may not be able to recoup research and development expenditures if our new products or services are not widely accepted.

Because we protect many of our retail customers and distributors against the effects of price decreases on their inventories of our products, we have in the past and may in the future incur large price protection charges if we reduce our prices when there are large quantities of our products in our distribution channel.

Nearly all of our retail product sales in 2002, 2003, 2004 and the first quarter of 2005 were made through our resellers to which we have provided price protection. Price protection allows customers to receive a price adjustment on existing inventory when its published price is reduced. In an environment of slower demand and abundant supply of products, price declines and channel promotions expenses are more likely to occur and, should they occur, are more likely to have a significant impact on our operating results. Further, in this environment, high channel inventory may result in substantial price protection charges. These price protection charges have the effect of reducing gross sales and gross margin. Price protection in our retail channel during 2003 was approximately $13.3 million, or 3.4% of product revenues, and in 2004, we incurred price protection of approximately $52.6 million, or 7.8% of product revenues, and in the first quarter of 2005 we incurred price protection of approximately $1.6 million, or 0.7% of product revenues. We anticipate that we will continue to incur price protection charges for the foreseeable future due to competitive pricing pressures. If our price protection reserves are insufficient or we continue to have difficulties estimating future charges, our revenues and gross margins would be adversely affected in future periods.

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

Historically, a small number of our customers have accounted for a significant portion of our revenues. During the first three months of 2005, sales to the ten customers from which we received the greatest revenues accounted for approximately 46.7% of our gross revenues. Sales to one customer, Wal-Mart (including Sam’s Club), represented approximately 17% of our gross revenues. We have lost product placements to our competitors at Wal-Mart and Sam’s Club and expect that these accounts will be a smaller portion of our business in 2005. Our revenues could decline if one or more of these customers were to significantly reduce, delay or cancel their orders; decide to purchase digital media manufactured by one of our competitors; terminate their relationship with us, as CompUSA did in the first quarter of 2005; develop and manufacture their own digital media; or cease operations due to the downturn in the global economy or otherwise. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

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

We may not be able to develop and sell products that are commercially viable and widely accepted if we are unable to anticipate market trends and the price, performance and functionality requirements of digital camera and flash memory manufacturers and customers. We must continue to collaborate closely with our customers, digital camera manufacturers, flash memory manufacturers and other suppliers to ensure that critical development, marketing and distribution projects proceed in a coordinated manner. This collaboration is also important because our ability to anticipate trends and plan our development activities depends to a significant degree upon our continued access to information derived from strategic relationships we currently have with digital camera and flash memory manufacturers. This collaboration can be difficult because many of these companies are located in Europe or Asia. If any of our current relationships terminate or otherwise deteriorate, or if we are unable to enter into future alliances that provide us with comparable insight into market trends, we will be hindered in our product development efforts.

We rely to a significant degree on retailers to sell our digital media products and our inability to control the activities of such retailers could cause our operating results and gross margins to fluctuate significantly.

We sell a significant percentage of our digital media products through retailers, most notably in the first quarter of 2005, Best Buy, Office Max, Ritz Camera Centers, Target and Wal-Mart and Sam’s Club, rather than through OEMs. Sales to retailers subject us to many special risks, including the following:

•	continued downward pricing pressure in the retail channel has, and we expect will continue to, necessitate price protection of the inventories of our products that many of our customers carry;

•	retailers may emphasize our competitors’ products over our products, or decline to carry our products;

•	loss of market share if the retailers that carry our products do not grow as quickly and sell as many digital media products as the retailers that carry the digital media products of our competitors;

•	loss of business or monetary penalties if we are unable to satisfy the product needs of these customers or fulfill their orders on a timely basis;

•	increased sales and marketing expenses if we are unable to accurately forecast our customer’s orders, including, among other items, increased freight and fulfillment costs if faster shipping methods are required to meet customer demand;

•	product returns could increase as a result of our strategic interest in assisting retailers in balancing their inventories;

•	reduced ability to forecast sales; and

•	reduced gross margins, delays in collecting receivables and increased inventory levels due to the increasing tendency for some retailers to require products on a consignment basis.

Availability of reliable sell-through data varies throughout the retail channel, which makes it difficult for us to determine actual retail product revenues until after the end of each of our fiscal quarters. Unreliable sell-through data may result in either an overstatement or understatement of our reported revenues and results of operations. Our arrangements with our customers also provide them price protection against declines in our recommended selling prices. Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors and therefore must rely on them to effectively sell our products over those of our competitors. Our reliance on the activities of retailers over which we have little or no control could cause our operating results and gross margins, and consequently the price of our common stock, to fluctuate significantly.

Because we depend on single suppliers for some key components and products and do not have long-term supply contracts with those suppliers, we are exposed to the risks, including price increases, late deliveries, poor component quality and a potential inability to obtain an adequate supply of components In addition, not all of these suppliers provide us with indemnification for their products, so we also face the risk that our margins and operating results would be severely negatively impacted if such products infringe the intellectual property rights of a third party or if we are found to owe license fees or royalties relating to these products.

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

We also do not currently manufacture certain digital media formats, such as the Memory Stick Duo, xD Picture Card, Secure Digital Card or mini –Secure Digital, with our own controllers. Until we are able to develop our own flash memory controller for these and other products, we must purchase such cards from third parties for resale. We do not have long-term supply contracts with all of these suppliers, and therefore face the risks of inadequate supply, price increases, late delivery or unavailability and the need to maintain buffer inventory. If our supply of such products is disrupted, we will lose existing customers and may be unable to replace them or to attract new ones. Furthermore, not all of our suppliers provide us with indemnification regarding such sales. Other suppliers impose limits on their indemnification obligations. If such products infringe the intellectual property rights of a third party or if we are found to owe license fees or royalties relating to these products, our margins and operating results would be severely negatively impacted.

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

In the past, securities class action litigation has often been brought against a company following a period of volatility in the market price of its securities. Following just such a period of volatility in the market price of our securities, we were named (along with our Chief Executive Officer and Chief Financial Officer) as a defendant in federal class action litigation, based principally on allegations that we made misrepresentations regarding our business. In addition, derivative litigation against certain of our officers and directors (in which we were a nominal defendant), based on allegations substantially similar to those in the class action litigation, was commenced in California state court. The Court granted our motion to dismiss the plaintiff’s complaint in the derivative action, but the federal class action continues to proceed. Although we are unable to predict the scope or outcome of that litigation, it and similar litigation in the future, if any, could result in substantial costs and divert management’s attention and resources, which could harm our operating results and our business. In addition, the conduct of these proceedings could negatively impact our stock price, and an unfavorable outcome could have a material adverse impact on our financial position and liquidity.

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

Total net revenues outside of the United States accounted for approximately 41.9% of our total net revenues for the fiscal quarter ended April 1, 2005. We generated a majority of our international revenues from product sales in Europe and from product sales and licensing agreements in Asia. The European and Asian markets are intensely competitive. One of our principal growth strategies is to expand our presence in this and other international markets both through increased international sales and strategic relationships. For example, we are expanding distribution of our products into Latin America, China, India, Malaysia, Indonesia, the Middle East, Russia and Eastern Europe. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our net revenues in future periods. Accordingly, we are subject to international risks, including:

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

Over the last several years, we have derived the majority of our revenue from the digital camera market. Although other applications such as USB storage devices, cell phones, personal digital assistants and MP3 players may consume large volumes of flash cards in the near future, today the digital photography market still remains the primary driver of demand for flash cards. As this market begins to experience slower growth rates, our growth will be increasingly dependent on the development of new markets and new products for NAND flash memory. However, if these new applications do not develop or if we are unable to successfully expand our product offerings into these markets, demand for our products may not increase at the same rates as they have in the past. At the present time, the extent to which these new applications will use or continue to use removable digital media is unclear. Cell phones, for example, could use embedded rather than removable storage. In addition, USB storage devices, cell phones or MP3s could use miniature hard disk technologies rather than flash based digital media. Such developments would likely result in a reduction of anticipated future demand for flash media sales thereby negatively impacting our revenues, revenue growth and gross margins.

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

We depend on the research and development, marketing and sales efforts of digital camera manufacturers in developing, marketing and selling digital cameras that can use our more advanced existing and future products. Most of the digital cameras currently available on the market do not incorporate technologies that can take advantage of the speed available in our fastest digital film products or the advanced features available in some of our products, such as LockTight CompactFlash. If digital camera manufacturers do not successfully develop, market and sell digital cameras that take full advantage of our most advanced products, from which we realize higher gross margins, the growth and success of our business may be negatively impacted.

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

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and other methods to protect our proprietary technologies. As of April 1, 2005, we had been granted or allowed 84 patents in the United States and other countries and had 95 pending United States and foreign patent applications. We cannot assure you, however, that:

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

We are a party to litigation with third parties to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. We expect to be involved in additional patent litigation in the future. These lawsuits could subject us to significant liability for damages. These lawsuits could also lead to the invalidation of our patent rights. Patent lawsuits are extremely expensive and time-consuming and can divert management’s time and attention. When we sue other companies for patent infringement, it may prompt them to respond by suing us for infringement of their patents. We are also negotiating license agreements with third parties, which could result in litigation if these negotiations are unsuccessful. Additional patent litigation would significantly increase our legal expenses, which would result in higher operational expenses and lower operating margins. We are currently in patent litigation with Toshiba. In this litigation, we have asserted that Toshiba infringes thirteen of our patents through their sale of flash memory chips, cards and cameras. In a separate action, Toshiba has asserted that we infringe eight of Toshiba’s patents through our sale of flash devices that we manufacture and readers. Such products comprise a substantial portion of our revenues. If we were found to infringe Toshiba’s patents or if we were involved in other intellectual property litigation, we could be forced to do one or more of the following:

•	pay damages on products that were found to infringe the other party’s intellectual property;

•	stop selling products or using technology that contain the allegedly infringing intellectual property;

•	attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all; and

•	attempt to redesign those products that contain the allegedly infringing intellectual property.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk. We sell our products primarily to customers in the U.S. and, to a lesser extent, Europe, Japan and Canada. Most of our sales are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our sales will be denominated in British pounds, the Japanese yen, the Euro and the Canadian dollar. Foreign currency denominated revenues were approximately 22.6%, and 29.2% of our total product revenues for the quarters ended April 1, 2005 and March 31, 2004, respectively. We purchase our products and the materials and services to build our products primarily from vendors in Korea, Taiwan, Indonesia, China, the United States, the United Kingdom, Germany and Japan. Most of these costs are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our costs will be denominated in the Euro, Japanese yen, pound sterling and possibly other currencies. Foreign currency denominated costs were approximately 3.3%, and 2.2% of our cost of product revenues for the quarters ended April 1, 2005 and March 31, 2004, respectively. As a result, it is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar rises in comparison to the local currency, which may make it more difficult to sell our products in that market. Conversely, the prices of our products would become less expensive in a particular foreign market if the value of the U.S. dollar falls in comparison to the local currency, which may make it easier to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. These risks could become more significant as we expand business outside the U.S. or if we increase sales in non-U.S. dollar denominated currencies.

We have adopted and implemented a hedging policy to mitigate these potential risks. We use forward contracts to mitigate the exposures associated with certain net foreign currency asset or liability positions. However, we cannot assure you that any policies or techniques that we have implemented, or may implement in the future, will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes. During the quarter ended April 1, 2005, we entered into hedges on intercompany payables denominated in the British pound and Japanese yen. During the quarter ended April 1, 2005, the foreign currency exposures on our net asset and liability positions were not fully hedged. For the quarter ended March 31, 2004, gains on our foreign currency net asset and liability positions were $0.2 million and were offset by losses on hedging transactions of $0.8 million. For the quarter ended April 1, 2005, losses on our foreign currency net asset and liability positions were $1.6 million and were offset by gains on hedging transactions of $1.5 million. As of April 1, 2005, we held forward contracts with an aggregate notional value of $42.5 million to hedge the risks associated with forecast British pound and Japanese yen denominated assets and liabilities. At April 1, 2005, our aggregate exposure to non-U.S. dollar currencies, net of currency hedge contracts, was approximately $13.7 million. If, at April 1, 2005, we applied an immediate 10% adverse move in the levels of foreign currency exchange rates relative to these exposures, we would incur a foreign exchange loss of approximately $1.4 million.

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we earn on our investments and the amount of interest expense we pay on borrowings under our line of credit. The risk associated with fluctuating interest rates impacts all of our investments because of the short duration of the investments and our borrowings under our line of credit. Accordingly, since we had no short-term investments at April 1, 2005. our interest rate risk is related only to our $33.4 million of borrowings under our line of credit facility with Wells Fargo Foothill at April 1, 2005.

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

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at April 1, 2005. Actual results may differ materially.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our President and Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report as well as our Annual Report on Form 10-K, concluded that, our internal control over financial reporting was not effective to provide reasonable assurance that the foregoing objectives are achieved as of December 31, 2004 and April 1, 2005, based upon their findings of two control deficiencies that constituted material weaknesses in connection with: (i) revenue recognition with respect to certain customers (primarily our resellers), including adequate consideration of our estimates regarding offsets to or discounts from revenue such as price protection and promotional activities; and (ii) the accounting for inventory valuation reserves.

Changes in Internal Control Over Financial Reporting.

•	Revenue recognition. During the first quarter of 2005, we began taking steps toward remediation of the material weakness described above with respect to revenue recognition by taking the following actions:

•	Hiring additional personnel to review the effects of each price movement on our customer’s inventory;

•	Instituting more rigorous policies and procedures regarding the approvals that must be obtained from management personnel before reducing prices to either a specific customer or on a national level;

•	Recording revenue from all of our retail customers on a sell-through basis to ensure that at the time revenue is recognized for financial reporting purposes the effects of offsets or discounts to revenue, including the impact of price moves we implemented in response to price moves by competitors, are accurately reflected in our statement of operations;

•	Increasing training and awareness to sales and marketing representatives on our processes and procedures; and

•	Instituting more rigorous procedures regarding the approvals that must be obtained from management personnel before promotional activities can be accepted.

•	Inventory valuation reserves. During the first quarter of 2005, we took the following remediation actions to improve our internal control over accounting for inventory valuation reserves

•	Performing a more detailed review of our inventory to identify all excess and slow moving products;

•	Increased management oversight on the analysis or review of inventory valuation reserves and their changes from period to period;

•	Enhancing review of inventory valuation reserves to ensure that all price reductions are considered to identify write-downs to net realizable value; and

•	Evaluating responsibilities within our finance organization to improve our controls and increase the level of management oversight of the process.

We believe that these corrective actions, taken as a whole, have mitigated the control deficiencies identified above but we still need to test the effectiveness of these actions. We plan to continue an on-going review and evaluation of our internal control over financial reporting, and we may make other changes as we deem desirable based on management’s reviews and evaluations. For example, we continue to enhance our controls by hiring additional qualified personnel in key financial areas and by automating a number of procedures.

In addition, while we believe our disclosure controls and procedures and our internal control over financial reporting are improving, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Except as described above, during the first quarter ended April 1, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Trial began on February 7, 2005, and after a six-week trial, on March 23, 2005 the jury found that Toshiba Corporation and Toshiba America Electronic Components, Inc. misappropriated Lexar’s trade secrets and breached their fiduciary duty to us. The jury awarded Lexar $255.4 million in damages for Toshiba’s misappropriation of trade secrets. The jury also awarded Lexar $58.7 million in damages for Toshiba’s breach of fiduciary duty, $58.7 million in damages for TAEC’s breach of fiduciary duty and $8.2 million in prejudgment interest for breach of fiduciary duty. The jury also found Toshiba and TAEC’s breach of fiduciary duty was oppressive, fraudulent or malicious which supported an award of punitive damages. On March 25, 2005, the jury awarded an additional $84.0 million in punitive damages.

We are also seeking an injunction to prevent the importation of chips or cards manufactured by Toshiba or its Flash Vision affiliate that incorporate our technology. Our claim for unfair competition, based on California Business and Professions Code Section 17200, was not given to the jury and will be decided by the Court. We expect that the Court will rule on that claim and our motion for an injunction, as well as on anticipated post-trial motions, shortly after a hearing we expect to be held no earlier than late June 2005. This hearing was previously scheduled for May 16, 2005 but was recently delayed by the Court.

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

Shareholder Litigation

On May 21, 2004, we, along with our Chief Executive Officer and Chief Financial Officer, were named as defendants in a federal class action in the United States District Court for the Northern District of California. That action was brought allegedly on behalf of a class of plaintiffs who purchased our common stock, and asserted claims under Sections 10(b) and 20(a) of the Exchange Act, as well as Rule 10b-5 promulgated thereunder, based principally on allegations that we made misrepresentations regarding our business. Six similar class actions have since been filed in the Northern District of California. The Court has appointed a lead plaintiff and ordered that those actions be consolidated. In October 2004, plaintiffs filed a consolidated amended complaint, on behalf of those who purchased our stock between October 16, 2003 and April 16, 2004. In January 2005, we filed a motion to dismiss the consolidated amended complaint that is currently scheduled to be heard in late May 2005. We believe the plaintiffs’ claims are without merit and intend to contest them vigorously.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the terms of a Purchase Agreement, dated March 30, 2005, we sold an aggregate of $60 million in aggregate principal amount of our 5.625% Senior Convertible Notes due 2010 (the “Notes”) to two institutional investors. The Notes are currently convertible into shares of our common stock at a conversion price of $6.68 per share. However, this conversion price is subject to adjustment under certain circumstances, including stock splits, stock dividends or distributions and other anti-dilution adjustments. If all outstanding Notes were converted at the current conversion price, this would result in the issuance of approximately 8,979,348 shares of our common stock. However, the indenture governing the Notes provides that no holder of the Notes has the right to convert any portion of the Notes to the extent that, after giving effect to such conversion, such holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% of our common stock outstanding immediately after giving effect to such conversion. Due to this conversion limitation, as of April 14, 2005, the investors were permitted to convert the $60 million in aggregate principal amount of notes into no more than 7,957,150 shares of our common stock, based on the current conversion price of $6.68 per share. The issuance and sale of the notes was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act and Rule 144A promulgated thereunder. We did not utilize any underwriters in the sale of the Notes, but J.P. Morgan Securities Inc. acted as our exclusive placement agent in connection with the sale of the Notes. We paid J.P. Morgan Securities Inc. for their services as our exclusive placement agent.

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

LEXAR MEDIA, INC.

/s/ BRIAN T. MCGEE
Brian T. McGee Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: May 10, 2005

INDEX TO EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.