Form 10-Q
period 2005-07-01
LEXAR MEDIA INC
filed 2005-08-09
CIK 1058289

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Number of shares of common stock outstanding as of July 29, 2005: 80,367,782

LEXAR MEDIA, INC.
FORM 10-Q
FOR THE QUARTER ENDED JULY 1, 2005
     The Lexar Media name and logo are trademarks that are federally registered in the United States. The titles and logos associated with our products appearing in this report, including ActiveMemory, LockTight, and JumpDrive, are either federally registered trademarks or are subject to pending applications for registration. Our trademarks may also be registered in other jurisdictions. Other trademarks or trade names appearing elsewhere in this report are the property of their respective owners.

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements
LEXAR MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	July 1,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$129,571	$27,705
Restricted cash	5,000	5,000
Short-term investments	1,000	7,738
Accounts receivable, net of allowances for sales returns, discounts and doubtful accounts of $12,777 and $16,085, respectively	83,316	170,365
Inventories	112,311	177,655
Prepaid expenses and other current assets	10,113	12,799

Total current assets	341,311	401,262
Property and equipment, net	11,086	10,305
Intangible assets, net	271	347
Other assets	2,823	82

Total assets	$355,491	$411,996

LIABILITIES AND STOCK HOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,567	$163,341
Accrued liabilities	46,158	70,029
Deferred license revenue and product margin	22,618	23,759
Notes payable to bank	33,372	40,000

Total current liabilities	183,715	297,129
Deferred license revenue, net of current portion	—	173
Senior convertible notes payable	70,000	—

Total liabilities	253,715	297,302
Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 80,010,606 and 79,234,651 shares issued and outstanding	8	8
Additional paid-in capital	283,916	282,501
Accumulated deficit	(181,977)	(167,465)
Accumulated other comprehensive loss	(171)	(350)

Total stockholders’ equity	101,776	114,694

Total liabilities and stockholders’ equity	$355,491	$411,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial tatements.

LEXAR MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
Net revenues:
Product revenues	$190,869	$162,107	$422,502	$323,186
License and royalty revenues	954	1,084	1,763	4,739

Total net revenues	191,823	163,191	424,265	327,925
Cost of product revenues	165,919	157,186	368,979	292,991

Gross margin	25,904	6,005	55,286	34,934

Operating expenses:
Research and development	2,953	2,625	6,346	4,686
Sales and marketing	16,219	14,416	36,153	25,168
General and administrative	8,808	6,347	23,971	11,953

Total operating expenses	27,980	23,388	66,470	41,807

Loss from operations	(2,076)	(17,383)	(11,184)	(6,873)
Other income (expense):
Interest and other expense	(1,369)	(299)	(1,853)	(347)
Interest and other income	459	285	585	428
Foreign exchange gain (loss), net	(236)	(302)	(338)	(862)

Total other income (expense)	(1,146)	(316)	(1,606)	(781)

Loss before income taxes	(3,222)	(17,699)	(12,790)	(7,654)
Income taxes	1,704	395	1,722	1,014

Net loss	$(4,926)	$(18,094)	$(14,512)	$(8,668)

Net loss per common share — basic and diluted:	$(0.06)	$(0.23)	$(0.18)	$(0.11)

Shares used in computing net loss per common share – basic and diluted:	79,837	78,836	79,678	78,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months Ended
	July 1,	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(14,512)	$(8,668)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,034	970
Provision to record inventory at net realizable value	6,767	1,025
Amortization of deferred financing costs	249	—
Change in operating assets and liabilities:
Accounts receivable, net	85,355	(17,978)
Inventories	56,658	5,152
Prepaid expenses and other assets	3,500	(1,338)
Accounts payable and accrued liabilities	(101,170)	23,891
Deferred license revenue and product margin	(1,348)	(9,676)

Net cash provided by (used in) operating activities	37,533	(6,622)

Cash flows from investing activities:
Purchase of property and equipment	(2,806)	(2,572)
Proceeds from sale or maturity of short-term investments	7,738	—
Purchase of short-term investments	(1,000)	(21,881)

Net cash provided by (used in) in investing activities	3,932	(24,453)

Cash flows from financing activities:
Issuance of stock under employee stock purchase plan	888	609
Exercise of stock options	583	1,692
Proceeds from issuance of convertible promissory notes’ net of issuance costs	66,338	—
Proceeds from asset-based notes payable to bank, net of issuance costs	32,792	—
Repayment of revolving credit notes payable to bank	(40,000)	—
Repayment of notes receivable from stockholders	—	412

Net cash provided by financing activities	60,601	2,713

Effect of foreign currency exchange rates on cash and cash equivalents	(200)	155

Net increase (decrease) in cash and cash equivalents	101,866	(28,207)
Cash and cash equivalents at beginning of period	27,705	115,698

Cash and cash equivalents at end of period	$129,571	$87,491

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
     The financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on, March 31, 2005. The condensed consolidated balance sheet data as of December 31, 2004 was derived from our audited financial statements.
     The results of our operations for the three- and six-month periods ended July 1, 2005 are not necessarily indicative of results that may be expected for any future period, including the full fiscal year.
Note 2—Summary of Selected Accounting Policies
  Revenue Recognition
     Product Revenues
     We derive our revenues primarily from sales of our digital media products, which include flash memory devices, as well as controllers, digital media accessories and other components. We sell products to distributors, retailers, OEMs and end users. As discussed below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.
     With respect to sales to OEMs and end users, we recognize product revenue upon delivery when persuasive evidence of an arrangement exists, the selling price is fixed or determinable and collectibility is reasonably assured.
     With respect to sales to distributors and retailers, we recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Many of our distributors and retailers (collectively referred to herein as “resellers”) have return rights. Historically, for resellers where we were able to reasonably estimate the level of product returns and sales incentives, we recognized revenue upon shipment (“ship-to” basis) and, at the time revenue was recorded, we recorded estimated reductions to product revenue based upon our customer sales incentive programs, the historical experience of product returns, and the impact of special pricing agreements, price protection, promotions and other volume-based incentives. In order to make such estimates, we analyzed historical returns, economic conditions, customer demand and other relevant specific customer information. For resellers where we were unable to reasonably estimate the level of product returns or other revenue allowances, revenues and the costs of revenues were deferred (“sell-through basis”) until these resellers either sold the product to their customers or a time period that was reasonably estimated to allow these resellers to sell the product to their end customers had elapsed. In prior public filings of our financial information, we noted that if, in the future, we were unable to reasonably estimate the level of product returns or other revenue allowances for these resellers, it could have a significant impact on our revenue recognition, potentially requiring us to defer the recognition of additional sales and recognize such sales on the “sell-through” basis. Since the third quarter of 2000, revenue related to all new resellers that have return rights or other revenue allowances were accounted for on a sell-through basis.
     Starting in the fourth quarter of 2004, we determined that due to the high volatility of prices in the retail market during that period, we were no longer able to reasonably estimate the level of revenue allowances and product returns, and, accordingly, we became unable to determine the selling price of our products at the time the sale took place. As a result, effective October 1, 2004, for all of our resellers, revenues and the cost of revenues are deferred until these resellers either sell the product to their customers or a time period that is reasonably estimated to allow these resellers to sell the product to their customers has elapsed. At no point do we recognize product revenues or cost of product revenues while deferring product margin.

LEXAR MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
  License and Royalty Revenues
     When we have a signed license agreement, the technology (if any) has been delivered, there are no remaining significant obligations under the agreement, the fee is fixed or determinable and non-refundable, there are no extended payment terms and collectibility is reasonably assured, we recognize license fees and fixed non-refundable royalties ratably over the term of the license or fixed royalty arrangement during which the customer has rights to the technology. When royalties are based on the volume of products sold that incorporate our technology, revenue is recognized in the period license sales are reported.
     We actively enforce our patented technologies. This includes pursuing third parties that we believe are infringing our intellectual property and may also in the future include auditing parties who we believe have under-reported the amount of royalties owed pursuant to their license agreement with us. As a result of such activities, from time to time, we may recognize royalty revenues that relate to infringements that occurred in prior periods. These royalty revenues may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. Differences between amounts initially recognized and amounts subsequently determined as an adjustment to those amounts are recognized in the period such adjustment is determined as a change in accounting estimate. As of July 1, 2005 and December 31, 2004, current deferred license revenue was $0.4 million and $0.5 million, respectively.
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
     We classify our entire investment portfolio as available-for-sale at the time of purchase and periodically reevaluate such designation. Debt securities classified as available-for-sale are reported at fair value. Unrecognized gains or losses on available-for-sale securities are included in equity until their disposition. As of July 1, 2005, the amount of unrecognized gain related to our available-for-sale investment portfolio was approximately $1,000. If realized gains and losses and declines in value are judged by management to be other than temporary on available-for-sale securities, then the cost basis of the security is written down to fair value and the amount of the write-down is included in current net income (loss). The cost of securities sold is based on the specific identification method.
     Fair value of available-for-sale securities is based upon quoted market prices. Gross realized gains and losses on sales of available-for-sale securities were immaterial for the three and six months ended July 1, 2005 and June 30, 2004.
     Our short-term investments at July 1, 2005 consisted of corporate debt securities of approximately $1.0 million. Our short-term investments at December 31, 2004 included U.S. government obligations of $4.0 million and corporate debt securities of $3.7 million. All short-term investments have a contractual maturity of less than six months at July 1, 2005.
  Shipping and Handling Costs
     Certain shipping and handling costs are included in selling and marketing costs in the statements of operations. These costs were $5.8 million for the three months ended July 1, 2005, $5.4 million for the three months ended June 30, 2004, $12.0 million for the six months ended July 1, 2005 and $7.7 million for the six months ended June 30, 2004. Shipping and handling fees charged to customers are included in revenues. We defer the shipping and handling costs associated with shipments for which revenue has not yet been recognized. Deferred shipping and handling costs of $2.8 million at July 1, 2005 are recorded in prepaid expenses and other current assets on the consolidated balance sheet.
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

LEXAR MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
     Pro forma information regarding net loss per share, which is calculated as if our stock options, employee stock purchase plan sales and restricted stock issuances had been determined based on the fair value as of the grant date consistent with the provisions of SFAS No. 123, and SFAS No. 148, are as follows for the three and six-months periods ended July 1, 2005 and June 30, 2004, respectively (in thousands, except per share amounts):

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
As reported:
Net loss	$(4,926)	$(18,094)	$(14,512)	$(8,668)
Add: Compensation reversal included in reported net income (loss), net of tax	—	—	(56)	—
Less: Pro forma compensation expense determined based on fair value, net of tax	(3,046)	(6,789)	(7,294)	(11,903)

Pro forma net loss	$(7,972)	$(24,883)	$(21,862)	$(20,571)

Net loss per common share—basic and diluted, as reported	$(0.06)	$(0.23)	$(0.18)	$(0.11)

Net loss per common share—basic and diluted, pro forma	$(0.10)	$(0.32)	$(0.27)	$(0.26)

     In accordance with the provisions of SFAS No. 123, the fair value of each option or ESPP share is estimated using the following assumptions at the date of grant:

	Three Months	Three Months	Six Months	Six Months	Six Months	Six Months
	ended	ended	ended	ended	ended	ended
	July 1, 2005	June 30, 2004	July 1, 2005	July 1, 2005	June 30, 2004	June 30, 2004
	Options	Options	Options	ESPP	Options	ESPP
Weighted average fair value	$3.63	$6.47	$3.61	$1.49	$7.27	$5.04
Risk free interest rate	3.68%	3.83%	3.68%	2.71%	3.59%	1.48%
Expected life (years)	4.03	4.14	4.03	0.5	4.13	1.19
Expected stock price volatility	90%	92%	90%	87%	92%	84%
Dividend yield	—	—	—	—	—	—
  Product Warranties
     We provide warranties that range from one year for digital music players and the xD Picture Card to lifetime warranties for our professional products. Our liability is limited at our option to replacement or rework of the product, plus any freight and delivery costs, or to refund the purchase price less any rebates. We usually provide a replaced or reworked product rather than a refund or credit to meet warranty obligations. This policy is necessary to protect our distributors, to improve customer satisfaction, and for competitive reasons. Additionally, it is the custom in Japan and Europe to provide this benefit.

LEXAR MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
     In the second quarter of 2005, in collaboration with Canon, we identified a lost image condition found to be rare and specific to select Canon cameras when used with CompactFlash cards, including our own. To ensure compatibility, we offered to rework our Professional 80x CompactFlash cards and Canon offered a camera firmware update to address issues experienced with other cards for customers who experienced the problem with the identified Canon cameras. We and Canon continue to work together to ensure compatibility across product lines. The total estimated cost to rework the affected products is expected to be approximately $0.9 million, all of which has been provided for in the second quarter of 2005. Prior to this event, warranty expenses have not been material.
  Product Revenues
     We follow SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We operate in one segment, using one measurement of profitability to manage our business. During the second quarter of 2005, our controller, digital media accessories and other component sales increased to approximately 21.0% of our product revenues primarily due to sales of other components to OEM customers.
     Product revenues by product type (in thousands):

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
Digital media	$150,880	$157,845	$355,303	$314,196
Controller, digital media accessories and other components	39,989	4,262	67,199	8,990

Product revenues	$190,869	$162,107	$422,502	$323,186

Note 3—Restricted Cash
     Restricted cash represents cash and cash equivalents used to collateralize standby letters of credit related to purchasing agreements with our suppliers. Cash restricted under standby letters of credit amounted to $5.0 million at both July 1, 2005 and December 31, 2004.
Note 4—Balance Sheet Disclosures (in thousands):
     Inventory consisted of the following:

	July 1,	December 31,
	2005	2004
Inventories:
Raw materials	$30,116	$16,981
Controllers	10,069	9,848
Digital media products	70,669	147,909
Ancillary products	1,457	2,917

	$112,311	$177,655

Note 5—Net Loss Per Common Share (in thousands, except per share data):
     Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all dilutive potential common shares, including options, warrants and convertible notes. The numerator and denominator used in the calculation of historical basic and diluted net loss per share is as follows (in thousands, except per common share amounts):

LEXAR MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
Numerator for basic and diluted loss per common share:
Net loss	$(4,926)	$(18,094)	$(14,512)	$(8,668)

Denominator for basic and diluted net loss per common share:
Weighted average common shares outstanding	79,837	78,836	79,678	78,576

Net loss per common share—basic and diluted	$(0.06)	$(0.23)	$(0.18)	$(0.11)

  Anti-dilutive Securities
     Securities listed below have not been included in the computations of diluted net loss per share for the three- and six-month periods ended July 1, 2005 and June 30, 2004, because the inclusion of these securities would be anti-dilutive (in thousands):

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
Weighted average shares under warrants for common stock	23	41	32	41
Weighted average shares under options for common stock	19,624	17,686	19,543	17,308
Weighted average shares under convertible notes	9,555	—	4,925	—
Note 6—Notes Payable:
     In April 2004, we entered into a credit agreement with Wells Fargo Bank. Our credit agreement with Wells Fargo Bank enabled us to borrow up to $40.0 million under a revolving line of credit note. All advances under this revolving line of credit note were secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and proceeds of the foregoing. We were required to comply with certain financial covenants over the term of the credit facility, which had an expiration date of April 3, 2006. At December 31, 2004, we were in technical default on four of these covenants: the ratio of total liabilities to tangible net worth, quick ratio and two net income after tax covenants. However, we obtained from Wells Fargo Bank a waiver of our compliance with these financial covenants and any corresponding events of default. Interest was payable on borrowings under this facility at either an annual rate equal to LIBOR plus 1.5 percent, or at an annual rate equal to the bank’s prime rate minus 0.5 percent, with the determination of the applicable interest rate to have been made by us for each borrowing under the note. At December 31, 2004, we had $40 million outstanding under this credit facility. The interest rate was 4.75% at December 31, 2004. We used the proceeds from this loan to fund working capital requirements. This note was subsequently repaid with the proceeds from a new three-year asset based revolving credit facility arranged and agented by Wells Fargo Foothill, a subsidiary of Wells Fargo & Company, discussed below.
     On February 28, 2005, we entered into a three-year asset based revolving credit facility arranged and agented by Wells Fargo Foothill with a maximum loan commitment of $80.0 million. The actual amount available for borrowing depends upon the value of our North American accounts receivable base. On July 1, 2005, the balance outstanding was approximately $33.4 million under the Wells Fargo Foothill facility, which was the maximum amount available to us under this facility on July 1, 2005. Borrowings under this facility bear interest at our choice of one of two floating rates: either an annual rate equal to LIBOR plus 1.75 to 2.25 percentage points, depending on availability under the facility and the amount of our unrestricted cash, or an annual rate equal to the bank’s prime rate plus 0.25 to 0.75 percentage points, depending on availability under the facility and the amount of our unrestricted cash. At July 1, 2005, the annual interest rate for borrowings under the facility was 6.5 percent determined using the bank’s prime rate.
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
     Pursuant to the credit agreement with Wells Fargo Foothill, we must comply with certain affirmative and negative covenants. The affirmative covenants include a restriction on capital expenditures of up to $3.5 million in any fiscal year and a requirement that we report losses before interest, tax, depreciation and amortization, commonly referred to as “EBITDA,” of not more than a loss of

LEXAR MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
$22.5 million for the six months ended June 30, 2005, a loss of $18.2 million for the nine months ending September 30, 2005, a loss of $4 million for the year ending December 31, 2005 and a loss of not more than the loss in the immediately preceding period for any trailing twelve month period thereafter. The negative covenants include, among others: limitations on indebtedness; liens; distribution or disposal of assets; changes in the nature of our business; investments; mergers or consolidations with or into third parties; transactions with affiliates; and modifications to material agreements in a manner materially adverse to the lender.
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
Note 7 — Senior Convertible Notes Payable
     On March 30, 2005, we issued $60 million in aggregate principal amount of 5.625% senior convertible notes due April 1, 2010 in a private offering (the “Notes”). On May 27, 2005 we issued an additional $10 million in aggregate principal amount of the Notes upon the exercise by the purchasers of their option to purchase such Notes under the same terms as the initial issuance. The Notes are unsecured senior obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness, and senior in right of payment to any future indebtedness that is expressly subordinated to the Notes.
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
     Upon the occurrence of an “event of default,” as defined in the Indenture, the holders of at least 25% in aggregate principal amount of the Notes or the trustee for the Notes under the Indenture shall have the right to cause the principal amount of the Notes to become due and payable immediately (except in certain events of bankruptcy, insolvency or our reorganization, in which case the principal amount of the Notes shall automatically become due and payable immediately).

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
     Total cash proceeds from these issuances of the Notes were $66.3 million, net of issuance costs of $3.7 million. The issuance costs are being amortized over the term of the Notes to April 1, 2010.
Note 8—Comprehensive Loss:
     The following table sets forth the components of comprehensive loss, for the three and six months ended July 1, 2005 and June 30, 2004 (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
Net loss	$(4,926)	$(18,094)	$(14,512)	$(8,668)
Other comprehensive income (loss):
Effect of foreign currency translation	45	10	165	(16)
Unrealized gains on available for sale securities	1	0	14	0

Total other comprehensive income (loss):	46	10	179	(16)

Comprehensive loss	$(4,880)	$(18,084)	$(14,333)	$(8,684)

     Accumulated other comprehensive loss at July 1, 2005 and December 31, 2004 was $171,000 and $350,000, respectively, and was attributable primarily to the effects of foreign currency translation.
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
     We record our hedges of foreign currency denominated assets and liabilities at fair value, with the related gains or losses recorded in foreign exchange gain (loss) in the unaudited Condensed Consolidated Statements of Operations. The foreign exchange gains and losses on these contracts were substantially offset by transaction losses and gains on the underlying balances being hedged. In addition, at July 1, 2005, we had foreign currency denominated assets and liabilities that were not hedged. Our net foreign exchange losses for the six-month periods ended July 1, 2005 and June 30, 2004 were approximately $0.3 million and $0.9 million, respectively. As of July 1, 2005 and December 31, 2004, we held forward contracts for yen and pound sterling with aggregate notional values of $43.9 million and $59.5 million, respectively.
Note 10—Contingencies
  Indemnifications
     We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically these obligations arise in connection with sales contracts and license agreements under which we customarily agree to hold the other party harmless against any losses incurred as a result of a claim by any third party with respect to our products. We also typically agree to pay any costs incurred in defense of any such claim. The terms of the indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, the amounts required to defend indemnification claims have been insignificant. Accordingly, we did not accrue any amounts for these indemnification obligations as of July 1, 2005 or December 31, 2004.
     We have agreements whereby our directors and officers are indemnified for certain events or occurrences while the officer or director is serving at our request in such capacity. The maximum amount of future payment we could be required to make under these

LEXAR MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
indemnification agreements is unlimited; however, we have a directors’ and officers’ insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities for these agreements as of July 1, 2005 or December 31, 2004.
  Litigation with Toshiba
We are involved in three separate lawsuits with Toshiba as follows:
  Lexar Media, Inc. v. Toshiba Corporation, Toshiba America, Inc. and Toshiba America Electronics Corporation
     On November 4, 2002, we filed a lawsuit in Santa Clara County Superior Court against Toshiba Corporation, Toshiba America, Inc. and Toshiba America Electronics Corporation (“TAEC”) alleging theft of trade secrets and breach of fiduciary duty. We later filed an amended complaint to add violation of California Business and Professions Code Section 17200 and to drop without prejudice claims against Toshiba America, Inc. The basis of our allegations were that since our inception in 1996, and including the period from 1997 through 1999 when Toshiba was represented on our Board of Directors, Toshiba had access to and was presented with details of our strategy as well as our methods of achieving high performance flash devices that Toshiba has now incorporated into its flash chips and flash systems.
     Trial began on February 7, 2005, and after a six-week trial, on March 23, 2005 the jury found that Toshiba Corporation and TAEC misappropriated our trade secrets and breached their fiduciary duty to us. The jury awarded us $255.4 million in damages for Toshiba’s misappropriation of trade secrets. The jury also awarded us $58.7 million in damages for Toshiba’s breach of fiduciary duty, $58.7 million in damages for TAEC’s breach of fiduciary duty and $8.2 million in prejudgment interest for breach of fiduciary duty. The jury also found Toshiba and TAEC’s breach of fiduciary duty was oppressive, fraudulent or malicious which supported an award of punitive damages. On March 25, 2005, the jury awarded an additional $84.0 million in punitive damages. The total of these awarded damages is $465.0 million.
     On July 8, 2005, the Superior Court of the State of California entered a Statement of Decision in which it found that Toshiba engaged in unfair or unlawful competition, thereby violating California Business and Professions Code Section 17200. However, the Court declined our request to enter an injunction against Toshiba flash memory products that incorporate our trade secrets.
     We expect that the Court will enter a final judgment in this litigation within the next sixty days. We expect that before the Court issues its final judgment, the parties will brief their respective positions regarding post-verdict interest. After final judgment is entered, we expect that Toshiba will appeal the jury verdict, and we intend to contest such appeal vigorously.
  Toshiba Corporation v. Lexar Media, Inc.; Lexar Media, Inc. v. Toshiba Corporation
     On November 1, 2002, Toshiba Corporation filed a lawsuit seeking declaratory judgment that Toshiba does not infringe our U.S. Patent Nos. 5,479,638; 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,141,249; 6,145,051; 6,172,906; 6,202,138; 6,262,918; 6,374,337; and 6,397,314 or that these patents are invalid. This suit was filed in the United States District Court for the Northern District of California. Toshiba does not seek monetary damages or an injunction in this action. We believe that Toshiba’s claims are without merit and are contesting this lawsuit vigorously.
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
     On February 28, 2003, we filed an answer and our first amended counterclaim against Toshiba for infringement of our U.S. Patent Nos. 5,479,638; 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,141,249; 6,145,051; 6,172,906; 6,202,138; 6,262,918; 6,374,337; and 6,397,314. We are seeking damages as well as an injunction against Toshiba for its products that we allege infringe our patents, including its flash memory chips, flash cards and digital cameras
     Claim construction in our litigation against Toshiba was held in August 2004. The Court issued a claim construction ruling on January 24, 2005. We believe that the claim construction ruling favorably construes the claims of our patents.
     This case has been coordinated for discovery purposes with our litigation against Pretec, PNY, Memtek and C-One. Discovery has now commenced as to all defendants. The Lexar patents at issue in the first phase of the litigation will be Lexar’s U.S. Patent Nos.

LEXAR MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5,479,638 entitled “Flash Memory Mass Storage Architecture Incorporation Wear Leveling Technique”; 6,145,051 entitled “Moving Sectors Within Block of Information in a Flash Memory Mass Storage Architecture”; 6,397,314 entitled “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash Memory Device”; 6,202,138 entitled “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash”; 6,262,918 entitled “Space Management For Managing High Capacity Nonvolatile Memory”; and 6,040,997 entitled “Flash Memory Leveling Architecture Having No External Latch.” The parties have now mutually dismissed with prejudice all claims regarding U.S. Patent No. 6,172,906.
     On June 8, 2005, the Court issued a scheduling order that bifurcated discovery and trial issues relating to infringement from those relating to willfulness and damages. The Court further established a schedule which currently requires that fact discovery be completed by February 24, 2006 and expert discovery by May 1, 2006. The Court further indicated that it expects to hold a further status conference on August 31, 2006 at which time it will rule on the timing and sequence of trial in the various actions.
     We expect that a trial will take place in one of the patent actions in late 2006.
  Toshiba Corporation v. Lexar Media, Inc.
     On January 13, 2003, Toshiba Corporation filed a lawsuit against us in the United States District Court for the Northern District of California, alleging that we infringe Toshiba’s U.S. Patent Nos. 5,546,351; 5,724,300; 5,793,696; 5,946,231; 5,986,933; 6,145,023; 6,292,850; and 6,338,104. On February 7, 2003, Toshiba Corporation filed an amended complaint and now alleges that we infringe Toshiba’s U.S. Patent Nos. 5,546,351; 5,724,300; 5,793,696; 5,946,231; 5,986,933; 6,094,697; 6,292,850; 6,338,104; and 5,611,067. In this action, Toshiba Corporation seeks injunctive relief and damages. Toshiba’s patents appear to primarily relate to flash components that we purchase from vendors who provide us with indemnification. On March 5, 2003, we filed an answer in which we are seeking a judgment that we do not infringe these patents or that they are invalid or unenforceable. We believe that Toshiba’s claims are without merit and intend to contest this lawsuit vigorously.
     Discovery in this case has commenced. This case has been coordinated with the other patent litigation currently pending. As discussed above, the Court established a schedule which currently requires that fact discovery be completed by February 24, 2006 and expert discovery by May 1, 2006. The Court further indicated that it expects to hold a further status conference on August 31, 2006 at which time it will rule on the timing and sequence of trial in the various actions. We expect that a trial will take place in one of the patent actions in late 2006.
     At this time, we are unable to reasonably estimate the possible range of loss for this proceeding and, accordingly, have not recorded any associated liabilities on our condensed consolidated balance sheet.
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
     In a second amended complaint, we added counterclaims for infringement on the additional patents for which Fuji has sought declaratory relief, U.S. Patent Nos. 5,907,856; 5,930,815; 6,034,897; and 6,134,151. Discovery in this case has commenced. This case has been coordinated with the other patent litigation currently pending. As discussed above, the Court established a schedule which currently requires that fact discovery be completed by February 24, 2006 and expert discovery by May 1, 2006. The Court further

LEXAR MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
indicated that it expects to hold a further status conference on August 31, 2006 at which time it will rule on the timing and sequence of trial in the various actions. We expect that a trial will take place in one of the patent actions in late 2006.
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
     On April 13, 2001, we filed an amended complaint in our litigation with Pretec and PNY, naming Memtek as an additional defendant. On June 26, 2001, the Court allowed us to file our second amended complaint in our litigation with Pretec and PNY, naming C-One as an additional defendant and adding our U.S. Patent No. 5,479,638 against all of the defendants. In this action we allege that PNY and the other defendants infringe our U.S. Patent Nos. 5,479,638, 5,818,781, 5,907,856, 5,930,815 and 6,145,051. This suit is pending in the United States District Court for the Northern District of California. We are seeking injunctive relief and damages against all of the defendants.
     Discovery in this case has commenced. This case has been coordinated with the other patent litigation currently pending. As discussed above, the Court established a schedule which currently requires that fact discovery be completed by February 24, 2006 and expert discovery by May 1, 2006. The Court further indicated that it expects to hold a further status conference on August 31, 2006 at which time it will rule on the timing and sequence of trial in the various actions. We expect that a trial will take place in one of the patent actions in late 2006.
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
     Discovery has commenced. Based on the Court’s current schedule, we expect to increase activity levels in this litigation in the second half of 2005. We believe the plaintiff’s claims are without merit and intend to contest them vigorously. At this time, we are unable to reasonably estimate the possible range of loss for this proceeding and, accordingly, have not recorded any associated liabilities on our condensed consolidated balance sheet.
  Stockholder Litigation
     On May 21, 2004, we, along with our Chief Executive Officer and Chief Financial Officer, were named as defendants in a federal class action in the United States District Court for the Northern District of California. That action was brought allegedly on behalf of a class of plaintiffs who purchased our common stock, and asserted claims under Sections 10(b) and 20(a) of the Exchange Act, as well as Rule 10b-5 promulgated thereunder, based principally on allegations that we made misrepresentations regarding our business. Six similar class actions have since been filed in the Northern District of California. The Court subsequently appointed a lead plaintiff and ordered that those actions be consolidated. In October 2004, plaintiffs filed a consolidated amended complaint, on behalf of those who purchased our stock between October 16, 2003 and April 16, 2004. On July 5, 2005, the Court granted our motion to dismiss the consolidated amended complaint, but granted plaintiffs leave to amend within thirty days.
     On August 4, 2005, plaintiffs determined that they would not file an amended complaint. We therefore expect that this action will now be dismissed with prejudice.
     On June 4, 2004, a stockholder derivative lawsuit was filed in the Superior Court of the State of California, Alameda County, in which we are a nominal defendant and certain of our officers and directors are defendants. A substantially identical derivative action was filed thereafter in the same court. The derivative actions are based on allegations substantially similar to those in the federal class actions. On November 29, 2004, the Court sustained defendants’ demurrer to the complaint but granted plaintiffs leave to amend. On December 21, 2004, plaintiff filed an amended complaint. On March 21, 2005, the Court sustained defendants’ demurrer to the amended complaint without leave to amend, on the grounds that plaintiffs failed to show that pre-suit demand on our board of directors should be excused. Plaintiffs have given notice that they intend to appeal this decision. We do not believe that plaintiffs have

LEXAR MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
any basis for their allegations, particularly in light of the status of the purported federal class action cases discussed above. If plaintiffs decide to pursue their appeal, we will contest such claims vigorously.
     At this time, we are unable to reasonably estimate the possible range of loss for these stockholder litigation matters and, accordingly, have not recorded any associated liabilities on our condensed consolidated balance sheet.
Note 11—Recent Accounting Pronouncements
     In November 2004, the FASB issued Financial Accounting Standard No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS 151 is not expected to have a material impact on our consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. Management is currently evaluating the impact of adopting SFAS No. 123R; however, it believes the adoption of SFAS No. 123R will have a significant impact on net income (loss) and net income (loss) per share. The impact on our financial statements will be dependent on the transition method, the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life. The pro-forma disclosures of the impact of SFAS No. 123 provided in Note 2 to the Consolidated Financial Statements may not be representative of the impact of adopting SFAS No. 123R.
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
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 will be effective for all periods beginning after December 15, 2005. The impact of adopting SFAS No. 154 will depend on the nature of any future accounting change or the amount of any error that may be discovered.

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
Overview
     We design, develop, manufacture and market high-performance digital media, as well as other flash based storage products for consumer markets that utilize digital media for the capture and retrieval of digital content for the digital photography, consumer electronics, computer, industrial and communications markets. Our digital media products include a variety of flash memory cards with a range of speeds, capacities and special features to satisfy the various demands of different users of flash cards. To address the growing market for compact digital data and media storage solutions, our digital media products also include our JumpDrive products, which are high-speed, portable USB flash drives for consumer applications that serve a variety of uses, including floppy disk replacement. In addition, we market and sell controllers and other components to other manufacturers of flash storage media as well as digital media accessories and a variety of connectivity products that link our media products to PCs and other electronic host devices. We also license our technology to certain third parties.
     In the first quarter of 2005, we announced that we would focus our business on profitability, potentially at the expense of revenue growth. Consistent with this strategy, during the second quarter of 2005, we reduced promotional programs to most of our customers and, although we lowered our selling prices selectively on certain products, we generally maintained a price premium in relation to our competitors’ products. Our product gross margins improved slightly during the second quarter of 2005 to 13.1% compared to 12.3% in the first quarter of 2005. However, the second quarter of 2005 included a one-time negotiated cost settlement with a supplier which had the effect of significantly improving our second quarter gross product margins by approximately 5.6 percentage points. We expect that our competitors will continue to reduce selling prices in the second half of 2005 despite our expectation that industry demand for flash memory during the second half of 2005 will continue to be greater than available supply. We intend to continue to manage our selling prices with the intention of focusing on profitability while balancing our goal to maintain our significant retail market position. If we need to lower our prices in the third quarter of 2005 and beyond and cannot offset such lower prices with lower costs, it will have a negative impact on our gross margins. We are also planning to take steps to change our product mix and to emphasize sales of our premium products, which generally carry higher gross margins.
     In the first half of 2005, although our revenues increased compared to the first half of 2004, our product revenue related to sales to resellers decreased as a percentage of our total revenue as certain of our resellers have not accepted price premiums for our products and have added other vendors. At the same time, we significantly increased sales of controllers, digital media accessories and other components to OEM customers, largely driven by opportunistic sales of other components. We do not, however, expect this trend to continue and expect that such sales of other components will decrease significantly in the second half of 2005. Revenues from the sale of controllers, digital media accessories and other components increased to $67.2 million in the first six months of 2005 compared to $9.0 million in the first six months of 2004.
     If the retail selling prices of our products are not competitive with our competitors’ selling prices, our resellers may further reduce their orders, purchase from other vendors or return unsold product to us. In the past several months, we have lost product placements to our competitors at Wal-Mart and Sam’s Club, Comp USA and other resellers due to our pricing strategy and competitive pricing pressures. We have experienced an increase in product returns as a result. In addition, at Wal-Mart and Sam’s Club, which collectively accounted for approximately 18.3% of our gross revenue in the second quarter of 2005, we may experience a significant decline in sales due to their addition of other vendors’ products into their stores.
     We are focused on efforts aimed at ensuring that our costs for flash memory and components will enable us to sell our products at competitive prices, that we have sufficient cash to fund our operations, that our supply of flash memory and flash card components is sufficient to meet our anticipated supply needs, that our supply chain can support the rates of growth we expect and that we have sufficient engineering resources to design the products demanded by our customers. During the second quarter of 2004, we began to diversify our suppliers of flash memory. New flash suppliers continue to increase their production capacity and product offerings. Until recently, flash supply from new suppliers has been lower density chips, which are only cost effective for use in manufacturing lower capacity cards. Although new flash suppliers are now introducing competitive products at the 4 gigabit capacity, we expect that

Samsung and Toshiba will dominate the market for high density flash chips as new flash memory suppliers generally expect to begin their production with lower density products and transition to producing higher density chips over a period of time.
     We are also focused on returning to profitability. This includes a corporate focus on five specific areas. The first is to optimize our supply chain. The second is on improvements in our sales mix towards our more profitable products. The third is to adjust our sales and marketing strategy to focus more on profitability. The fourth element is to lower costs generally. The fifth focus is to strengthen our organization and processes. In the second quarter of 2005, we undertook a major reorganization of our marketing group to drive our new product introduction activities.
     We expect that rapid price declines will continue to be a major challenge for our business. During periods of rapid price declines, we must manage our internal, consignment and channel inventories carefully while balancing the need to meet the demands of our customers quickly. Any reduction in prices by us will hurt our gross margin unless we can manage our internal, consignment and channel inventories and our cost structure to minimize the impact of such price declines and reduce our costs. As a result, we have been, and continue to be, actively focusing our planning efforts to optimize our supply chain and reduce our inventories. During the first half of 2005 we reduced our inventory from $177.7 million at December 31, 2004 to $112.3 million at July 1, 2005. We have also adjusted our business model to build products to a buffer inventory based on when our customers order those products rather than build products to forecast and in advance of receiving orders from our customers. Our build to buffer based on orders model will still include certain inventory to enable us to adequately support our customers but will also increase the risk that we will not be able to meet our customers’ quick turn needs or upside demand. In addition, we are working with our suppliers to reduce our cycle times and reduce the component and assembly cost of our products. We are also expecting to rationalize the number of products we offer to the market in order to make our internal and channel inventory management more effective. We are also focused on expanding our distribution channels, particularly internationally, and trying to ensure that our products are available at outlets where consumers look to purchase these products and expanding our sales to markets other than retail, particularly to OEM customers.
     We face other challenges as well. Flash card formats continue to change and to miniaturize. We are focused on trying to ensure that we have the rights to manufacture and sell all flash card and USB flash drive formats, that we have the engineering resources to design controllers for all media formats and design advanced features into our products and that we have partners with manufacturing capabilities that allow us to produce the newest and most advanced flash card formats and high capacity cards. We also believe that a number of companies are selling flash products or devices that are based on flash memory, such as MP3 players, that infringe our intellectual property, and we are focused on protecting our intellectual property through litigation or negotiations. We believe that meeting such challenges will be necessary to remain competitive in our markets.
     During the fourth quarter of 2004, we experienced rapid decreases in market pricing for our products, which resulted in our reporting a substantial net loss for the fourth quarter of 2004. Starting in the fourth quarter of 2004, we determined that due to the high volatility of prices in the retail market, we were no longer able to reasonably estimate the level of revenue allowances and product returns, and accordingly, we became unable to determine the selling price of our products at the time the sale takes place. As a result, effective October 1, 2004, for all of our retail customers, revenues and the cost of revenues are deferred until these customers either sell the product to their customers or a time period that is reasonably estimated to allow these customers to sell the product to their customers has elapsed. As a result of recording revenues from all retail customers on a sell-through basis effective October 1, 2004, the first quarter of 2005 was the first quarter in which we recorded significant revenue that was deferred from the prior quarter. At no point do we recognize product revenues or cost of product revenues while deferring product margin.
      Revenues. We generate revenues primarily from the sale of digital media to end-users through mass market, photo and OEM channels. Since the beginning of 2002, we have significantly increased our presence in the mass-market channel by increasing the number of retail storefronts in which our customers sell our products. Our products were sold in more than 69,000 retail stores worldwide at the end of the second quarter of 2005, which represents an increase of approximately 2,000 storefronts from the end of the first quarter of 2005. As is common practice in the mass-market channel, we offer our customers various programs and incentive offerings, including price protection, market development funds and cooperative marketing programs, rebates and other discounts. Digital media sales comprised 84.1% and 97.2% of our total net product revenues for the first six months of 2005 and 2004, respectively. In the first half of 2005, although our revenues increased compared to the first half of 2004, our product revenue related to sales to resellers decreased as a percentage of our total revenue as a result of our focus on profitability.
     We also generate revenues from the sales of flash memory controllers, digital media accessories, and other components which represented 15.9% and 2.8% of our total net product revenues for the first half of 2005 and 2004, respectively. In the second quarter and first half of 2005, the primary driver of the increase in our revenues compared to the second quarter and first half of 2004 related to sales of other components to OEM customers. We do not, however, expect this trend to continue and expect that such sales of other components will decrease significantly in the second half of 2005.
     In addition, we generate license and royalty revenues under license agreements, which revenues have historically been primarily from Samsung. In April 2001, we entered into a license agreement with Samsung Electronics Co., Ltd. Payments under the license agreement from Samsung were fixed through March 31, 2004. After March 31, 2004, under the agreement, any license payments from Samsung became variable-based. Variable-based royalties from Samsung depend on factors such as which flash products Samsung manufactures and sells and in what volumes, as well as our relative market share and our aggregate purchases from Samsung. Since March 31, 2004, variable-based royalties from Samsung under this agreement have been minimal, and we expect that trend to continue for the foreseeable future. License and royalty revenues from all licensees were approximately $1.0 million during the second quarter of 2005. We anticipate license and royalty revenues from existing licensees will be approximately $5.0 million for the second half of 2005. We are actively working to license our technology to other companies, including companies that we believe infringe our patents.
     Our digital media revenues may fluctuate significantly as a percentage of our gross revenues depending on the nature and timing of our sales of our controllers, digital media accessories and other components as well as the nature and timing of our license and royalty revenues.
     A significant portion of our sales have been to a limited number of customers. Our top 10 customers accounted for 46.7% of our gross revenues and 50.0% of our gross revenues for the first six months of 2005 and 2004, respectively. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for at least the next several years.
     Product sales in North America have historically accounted for the majority of our total net product revenues. Net product revenues in North America represented approximately 60.1% and 63.0 % of our total net product revenues for the six-month periods ended July 1, 2005 and June 30, 2004, respectively. Over the long term, we expect our sales outside of North America will continue to increase as a percentage of our total net product revenues. Net product revenues in Europe represented 15.9%, and 25.2% of our total net product revenues for the six-month periods ended July 1, 2005 and June 30, 2004, respectively. Net product revenues in Japan and the rest of the world represented 24.0%, and 11.8% of our total net product revenues for the six-month periods ended July 1, 2005 and June 30, 2004, respectively.
     The markets we serve with our digital media products have been expanding rapidly. This has increased the pressure on our ability to ensure an adequate supply of components and the scalability of our operations to meet surges in product demand such as we experienced in the fiscal fourth quarter of 2004 when product revenues grew 14.1% sequentially over the third quarter of 2004. On a continuing basis, we must forecast our customer’s product mix and volume accurately to ensure that we can meet their demands. If we are unable to forecast our customer’s product mix and volume accurately it may affect our ability to grow our revenues as projected and could result in product obsolescence or inventory write-downs, which would harm our operating results.
     In the second quarter of 2004, we entered into an exclusive, multi-year agreement with Eastman Kodak whereby we offer digital media for sale to customers under the Kodak brand name on a worldwide basis. We began introducing such products in the third quarter of 2004. Kodak branded products have steadily increased as a percentage of our gross product revenues, and, we expect Kodak branded products to continue to increase as a percentage of revenues during the second half of 2005. Kodak branded products represented less than 10% of our gross product revenues for the first six months of 2005.
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
     The cost of flash memory has been volatile due to increasing demand as more applications utilize NAND flash memory and new technologies are developed and more production capacity comes on line. In 2002 and the first half of 2003, the industry experienced moderate flash cost declines. In the second half of 2003 and the first quarter of 2004, the cost of flash memory remained stable or increased as industry wide demand for flash memory outpaced the supply of flash memory, which resulted in a general industry wide shortage. In the latter half of 2004, the cost of flash memory declined as supply exceeded demand in certain densities and in anticipation of additional supply of flash memory. We expect supply to remain tight through at least the second half of 2005. Despite the general industry over-demand condition, we expect retail market prices of flash cards and USB flash drives to decline further in the third quarter of 2005. In the second half of 2005, if retail prices of flash cards and USB flash drives decrease more than we have reason to expect and we are unable to offset such price decreases with cost decreases, it will negatively impact our margins.
     A number of companies, including Hynix, Infineon, Micron and ST Micro, entered the NAND flash market in 2004, and some are expected to introduce higher density NAND flash chips in the second half of 2005. In addition, other companies, including Renesas, Samsung and Toshiba, have announced that they plan to expand their production of flash memory during 2005. If these companies successfully introduce new high density products and/or expand output of flash memory, it could create an over-supply situation in the first half of 2006, driving product prices down and lowering our cost of flash. However, currently most of the new flash supply is lower density chips that can only be used cost effectively to manufacture lower capacity cards. We expect that Samsung and Toshiba will dominate the market for high density flash chips as new flash memory suppliers generally expect to begin their production with lower density products or do not bring significant supply of larger capacity flash to market over the period. Also, because of irregular component shipments from certain of our suppliers, we have had to carry a higher level of inventory as a buffer against delivery delays.
     From time to time, we enforce our rights under our supply agreements to ensure that the pricing terms are correctly applied with respect to our purchases from these suppliers. As a result of such activities, we may recognize adjustments to amounts paid to such suppliers for products purchased in prior periods. Differences between amounts determined as an adjustment to those amounts are recognized in cost of product revenues as a change in accounting estimate in the period that such a determination is made. Cost of product revenues also includes expenses related to materials procurement, inventory management, other overhead expenses and adjustments. During the second quarter of 2005, in connection with a one-time negotiated cost settlement with a supplier, we recorded a benefit in cost of product revenues of $10.8 million.
     Research and Development. Our research and development expenses include salaries and related expenses for research and development personnel, fees for outside consultants, patent development and registration costs and prototype development and materials costs. The technology in our industry is evolving as flash cards and USB flash drives become smaller in size, perform at faster speeds, have increased storage capacity and require development of new hardware and software applications to meet the demands of the target markets we serve. In addition, as new suppliers of flash memory enter the market, we will continue to evaluate their flash memory and make modifications to our controller technology as necessary to be able to utilize different types of flash memory technology in our products. The number of digital media formats continues to increase, and we need to develop and manufacture controllers for each significant digital media format. As a result of these and other developments, we believe that continued investment in research and development is important to enable us to attain our strategic objectives and we therefore expect research and development expenses to increase during the next twelve months.
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
     General and Administrative. Our general and administrative expenses include salaries and related expenses for executive, administrative and operational personnel, fees for professional services and other corporate expenses. We are involved in several intellectual property litigation matters, as we have focused our efforts to protect our intellectual property rights and license our technology to those companies that we believe infringe our intellectual property. We are also involved in additional litigation, including securities and product class action litigation. In addition to our current litigation, a number of companies have brought products to market that we believe may infringe our intellectual property. Our legal expenses increased substantially in the first quarter of 2005 due to the trial against Toshiba. While we experienced a significant reduction in the level of legal costs in the second quarter of 2005 as a result of the first Toshiba trial being completed, we anticipate legal expenses will continue at a moderate rate as discovery continues in connection with our other litigation through at least the second half of 2005. If another of our legal actions were to proceed to trial, or if we become involved in additional litigation, our legal expenses could significantly increase beyond anticipated levels. In addition to increased costs associated with our litigation, we also believe that our general and administrative expenses will likely continue to remain significant in 2005 primarily as a result of costs associated with regulatory requirements related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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
     We believe the following critical accounting policies reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements:
•	Revenue recognition, including price protection, rebates and other customer programs; and

•	Valuation allowances and accrued liabilities, including sales returns and other allowances, inventory valuation reserves, warranty accruals, the allowance for doubtful accounts and deferred tax asset valuation allowances.
Revenue Recognition
   Product Revenues
     We derive our revenues primarily from sales of our digital media products, which include flash memory devices, as well as controllers, digital media accessories and other components. We sell our products to OEMs, end users, distributors and retailers. As discussed below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.
     With respect to sales to OEMs and end users, we recognize product revenue upon delivery when persuasive evidence of an arrangement exists, the selling price is fixed or determinable and collectibility is reasonably assured.
     With respect to sales to distributors and retailers, we recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Many of our distributors and retailers (collectively referred to herein as “resellers”) have return rights. Historically, for resellers where we were able to reasonably estimate the level of product returns and sales incentives, we recognized revenue upon shipment (“ship-to” basis) and, at the time revenue was recorded, we recorded estimated reductions to product revenue based upon our customer sales incentive programs, the historical experience of product returns, and the impact of special pricing agreements, price protection, promotions and other volume-based incentives. In order to make such estimates, we analyzed historical returns, economic conditions, customer demand and other relevant specific customer information. For resellers where we were unable to reasonably estimate the level of product returns or other revenue allowances, revenues and the costs of revenues were deferred (“sell-through basis”) until these resellers either sold the product to their customers or a time period that was reasonably estimated to allow these resellers to sell the product to their end customers had elapsed. In prior public filings of our financial information, we noted that if, in the future, we were unable to reasonably estimate the level of product returns or other revenue allowances for these resellers, it could have a significant impact on our revenue recognition, potentially requiring us to defer the recognition of additional sales and recognize such sales on the “sell-through” basis. Since the third quarter of 2000, revenue related to all new resellers that have return rights or other revenue allowances were accounted for on a sell-through basis.
     Starting in the fourth quarter of 2004, we determined that due to the high volatility of prices in the retail market during the period, we were no longer able to reasonably estimate the level of revenue allowances and product returns, and accordingly, we became unable to determine the selling price of our products at the time the sale took place. As a result, effective October 1, 2004, for all of our resellers, revenues and the cost of revenues are deferred until these resellers either sell the product to their customers or a time period that is reasonably estimated to allow these resellers to sell the product to their customers has elapsed. At no point do we recognize revenues or cost of revenues while deferring product margin.
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
   License and Royalty Revenues
     When we have a signed license agreement, the technology has been delivered, there are no remaining significant obligations under the contract, the fee is fixed or determinable and non-refundable, there are no extended payment terms and collectibility is reasonably assured, we recognize license fees and fixed non-refundable royalties ratably over the term of the license or fixed royalty arrangement during which the customer has rights to the technology. When royalties are based on the volume of products sold that incorporate our technology, revenue is recognized in the period licensed sales are reported to us.
     We actively enforce our patented technologies. This includes pursuing third parties that we believe are infringing our intellectual property and may also in the future include auditing parties who we believe have under-reported the amount of royalties owed pursuant to their license agreement with us. As a result of such activities, from time to time, we may recognize royalty revenues that relate to infringements that occurred in prior periods. These royalty revenues may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. Differences between amounts initially recognized and amounts subsequently determined as an adjustment to those amounts are recognized in the period such adjustment is determined as a change in accounting estimate.
Valuation Allowances and Accrued Liabilities
   Valuation of Inventory
     Our inventories are stated at the lower of cost or market value. Cost includes materials, labor and other overhead costs. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes for future periods. We primarily utilize estimated selling prices for measuring any potential declines in market value below cost. Any write-down of inventory to reduce carrying value to lower of cost or market value is charged to cost of product revenues.
     We perform a detailed quarterly analysis of our inventory to identify all excess and slow moving products to be written off based on current forecasts, which takes into account our knowledge of and expectations of industry and product developments. We estimate any write-downs to inventory to reduce its carrying value to its lower of cost or market value based on current and expected selling prices over the period that the related inventory is expected to be sold. Inventory write-downs are recorded as cost of revenues.
     At the point of this loss recognition, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-costed inventory is subsequently sold, the related allowance is matched to the movement of related product inventory, resulting in lower costs and higher gross margins for those products. During the second quarter of 2005, the effect of the sale or disposition of previously written down inventory on our gross margin percentage was not significant.
     We operate in an industry that is characterized by intense competition, supply shortages or oversupply, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. If actual product demand or selling prices are less favorable than we estimate, we may be required to take additional inventory write-downs.
   Deferred Tax Valuation Allowance
     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes, which involves estimating our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes, such as deferred revenue. These differences have resulted in a net deferred tax asset. Our judgment is required to assess the likelihood that the net deferred tax asset will be recovered from future taxable income. We have determined that it is more likely than not that the net deferred tax asset will not be realizable. Accordingly, a full valuation allowance has been recorded against the net deferred tax asset. In the event management determines that it has become more likely than not that the net deferred tax asset will be realizable in the future, an adjustment to the deferred tax asset valuation allowance would be made, which would increase income and additional paid in capital in the period such determination is made.

   Other Valuation Allowances, Accrued Liabilities and Warranty
     We maintain accruals and allowances for returns, warranty and sales related discounts such as price protection, market development funds and cooperative marketing programs and rebates. We provided for returns, warranty and sales related discounts amounting to $48.3 million and $38.3 million during the six months ended July 1, 2005 and June 30, 2004, respectively. At July 1, 2005 and December 31, 2004, we had related accruals and allowances of $38.9 million and $55.2 million, respectively. Price protection, market development funds and cooperative marketing programs, rebates and other discounts are provided for at the time the associated revenue is recognized. If market conditions were to change adversely, we may take actions to increase our customer incentive offerings, which could result in increased accruals and allowances for these programs.
     During the second quarter of 2005, in collaboration with Canon, we identified a lost image condition found to be rare and specific to select Canon cameras when used with CompactFlash cards, including our own. To ensure compatibility, we offered to rework our Professional 80x CompactFlash cards and Canon offered a camera firmware update to address issues experienced with other cards for customers who experienced a problem with the identified Canon cameras. We and Canon continue to work together to ensure compatibility across product lines. The total estimated cost to rework the affected products is expected to be approximately $0.9 million, which has been fully provided for in the second quarter of 2005. Prior to this event, warranty expenses had not been material. In the event that a problem is identified that would result in the need to replace a product or products on a large scale, such an event would result in charges that would be recorded in the determination of net income (loss) in the period in which the additional cost is considered probable and reasonably estimable. If needed, such a charge may have a material adverse effect on our operating results and financial position.
   Allowance for Doubtful Accounts
     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. At July 1, 2005 and June 30, 2004, we had an allowance for doubtful accounts of $1.2 million and $0.8 million, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an increase in the allowance may be required.
Results of Operations
     In view of the rapidly changing nature of our market and our operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful, and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily indicative of our future growth.
   Revenues, Cost of Product Revenues and Gross Margin
     The following table sets forth revenues, cost of product revenues, gross margin and product gross margin amounts from our Condensed Consolidated Statements of Operations (in thousands):

	Three Months ended	Three Months ended	% Change	Six Months ended	Six Months ended	% Change
	July 1, 2005	June 30, 2004	2004 to 2005	July 1, 2005	June 30, 2004	2004 to 2005
Digital media	$150,880	$157,845	(4.4)%	$355,303	$314,196	13.1%
Controller, digital media accessories and other components	39,989	4,262	838.3%	67,199	8,990	647.5%

Product revenues	190,869	162,107	17.7%	422,502	323,186	30.7%
License and royalty revenues	954	1,084	(12.0)%	1,763	4,739	(62.8)%

Total net revenues	191,823	163,191	17.5%	424,265	327,925	29.4%
Cost of product revenues	165,919	157,186	5.6%	368,979	292,991	25.9%

Gross margin	$25,904	$6,005	331.4%	$55,286	$34,934	58.3%

Product gross margin	$24,950	$4,921	407.0%	$53,523	$30,195	77.3%

     The following table sets forth revenues, cost of product revenues and gross margin amounts from our Condensed Consolidated Statements of Operations expressed as a percentage of total net revenues:

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
Digital media	78.7%	96.7%	83.7%	95.8%
Controller, digital media accessories and other components	20.8%	2.6%	15.9%	2.8%

Product revenues	99.5%	99.3%	99.6%	98.6%

License and royalty revenues	0.5%	0.7%	0.4%	1.4%

Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of product revenues	86.5%	96.3%	87.0%	89.3%

Gross margin	13.5%	3.7%	13.0%	10.7%

     The following table sets forth product revenues, cost of product revenues and product gross margin amounts from our Condensed Consolidated Statements of Operations expressed as a percentage of product revenues:

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
Digital media	79.0%	97.4%	84.1%	97.2%
Controller, digital media accessories and other components	21.0%	2.6	15.9%	2.8%

Product revenues	100.0%	100.0%	100.0%	100.0%

Cost of product revenues	86.9%	97.0%	87.3%	90.7%

Product gross margin	13.1%	3.0%	12.7%	9.3%

Revenues
     Digital media revenues declined during the second quarter of 2005 compared to the second quarter of 2004 as we experienced a 56.9% decline in our average gross selling price per megabyte of digital media, which was only partially offset by a 111.5% increase in megabytes sold. The increase in megabytes sold was due to increased demand in the retail and OEM channels as indicated by the 17.3% increase in digital media units sold and the 80.3% increase in the average capacity per digital media unit sold compared with the second quarter of 2004. Revenues from controllers, digital media accessories and other components increased to $40.0 million, or 21.0% of net product revenues, in the second quarter of 2005 compared to $4.3 million, or 2.6% of net product revenues in the second quarter of 2004. We do not, however, expect this trend to continue and expect that sales of other components will decrease in the second half of 2005. During the second quarter of 2005, our net product revenue related to sales to resellers decreased as a percentage of our total revenue as a result of our focus on profitability.
     Digital media revenues increased during the first six months of 2005 compared to the first six months of 2004, as we experienced a 166.1% increase in megabytes sold compared with the first six months of 2004, which was partially offset by a 58.6% decline in our average gross selling price per megabyte of digital media. The increase in megabytes sold was due to increased demand in the retail and OEM channels as indicated by the 38.8% increase in digital media units sold and the 91.2% increase in the average capacity per digital media unit sold compared with the first six months of 2004. In addition, our revenues from controllers, digital media accessories and other components increased to $67.2 million in the first six months of 2005 compared to $9.0 million in the first six months of 2004. This increase is primarily due to sales of other components to our OEM customers.
     We expect that the number of units and average capacity of digital media sold will continue to increase in the second half of 2005 and that the average gross selling price per megabyte of our digital media will decline by between 20 percent to 30 percent during the whole of 2005, compared to an expected industry average of 30 percent to 40 percent per year. As a result of the expected decrease in sales of other components in the second half of 2005, we expect our controller, digital media accessories and other component revenues to decline significantly in the third quarter of 2005 compared to the second quarter of 2005.
     In the second quarter of 2005, we derived 53.4%, 14.9%, 3.3% and 28.4% of our product revenues from sales to customers in the United States, Europe, Japan and the rest of the world, respectively. In the second quarter of 2004, we derived 63.3%, 21.8%, 4.8% and 10.1% of our product revenues from sales to customers in the United States, Europe, Japan and the rest of the world, respectively.
     In the first six months of 2005, we derived 56.1%, 15.9%, 4.0% and 24.0% of our product revenues from sales to customers in the United States, Europe, Japan and the rest of the world, respectively. In the first six months of 2004, we derived 58.3%, 25.2%, 4.4% and 12.1% of our product revenues from sales to customers in the United States, Europe, Japan and the rest of the world, respectively.

     We generate license and royalty revenues primarily from our agreements with licensees under which we license the use of our intellectual property. Our license and royalty revenues decreased slightly to $1.0 million in the second quarter of 2005 from $1.1 million in the second quarter of 2004. Our license and royalty revenues decreased to $1.8 million in the first six months of 2005 from $4.7 million in the first six months of 2004 due to license and royalty revenues from Samsung becoming variable in April 2004. We will continue to seek new licensing opportunities in the second half of 2005. However, to the extent that we are unsuccessful in licensing our intellectual property, our total license and royalty revenues will decline in 2005. We expect license and royalty revenue in the second half of 2005 to be approximately $5.0 million.
Cost of Product Revenues
     Cost of digital media product revenues decreased in the second quarter of 2005 compared to the second quarter of 2004 primarily as a result of the 59.7% decline in the cost per megabyte of digital media sold in the second quarter of 2005 compared to the second quarter of 2004, which was partially offset by a 111.5% increase in megabytes sold. Cost of digital media product revenues includes the write-down of inventories totaling $4.3 million in the second quarter of 2005 compared to $0.5 million the second quarter of 2004.
     Cost of product revenues for our controllers, digital media accessories and other components increased approximately $34.1 million to $36.7 million in the second quarter of 2005 compared to $2.6 million in the second quarter of 2004. This was due to increased revenues primarily in relation to sales of other components to OEMs. As a result of the expected decrease in sales of other components in the second half of 2005, we expect our controller, digital media accessories and other component cost of revenues to be significantly lower in the third quarter of 2005 compared to the second quarter of 2005.
     Cost of digital media product revenues increased during the first six months of 2005 compared to the first six months of 2004 primarily as a result of the 166.1% increase in megabytes sold due to increased demand. This factor was partially offset by the 59.8% decline in the cost per megabyte of digital media sold in the first six months of 2005 compared to the first six months of 2004.
     Cost of product revenues for our controllers, digital media accessories and other components increased approximately $55.1 million to $60.2 million in the first six months of 2005 compared to $5.1 million in the first six months of 2004. This was due to increased revenues primarily in relation to sales of other components to OEM’s. We expect our controller, digital media accessories and other component cost of revenues to decline significantly in the third quarter of 2005 compared to the second quarter of 2005. Cost of product revenues includes the write-down of inventories totaling $6.8 million in the first six months of 2005 compared to $1.0 million the first six months of 2004.
     Cost of digital media product revenues for the second quarter and first six months of 2005 also includes the impact of a one-time negotiated cost settlement with a supplier which resulted in a benefit recorded in cost of product revenues of $10.8 million.
Gross Margin
     The primary driver of the increase in gross margin to 13.5% for the second quarter of 2005, as compared to 3.7% for the second quarter of 2004, was our gross product margin which increased to 13.1% in the second quarter of 2005 compared to 3.0% in the second quarter of 2004. This improvement was primarily the result of the 59.7% decline in the cost per megabyte of digital media sold in the second quarter of 2005 compared to the second quarter of 2004, which was partially offset by the 56.9% decline in our average gross selling price per megabyte of digital media. Gross margins for the second quarter of 2005 were negatively impacted by the write-down of inventories by $4.3 million or 2.2 percentage points. Gross margins for the second quarter of 2004 were negatively impacted by the write-down of inventories by $1.0 million or 0.6 percentage points. Gross product margin for the second quarter of 2005 also includes the impact of a one-time negotiated cost settlement with a supplier which resulted in a benefit reflected in gross margin of $10.8 million, or 5.6 percentage points.
     The increase in gross margin to 13.0% for the first half of 2005 compared to 10.7% for the first half of 2004 was primarily due to the increase in gross product margin to 12.7% in the first half of 2005 compared to 9.3% in the first half of 2004. This improvement was primarily the result of the 59.8% decline in the cost per megabyte of digital media sold in the first half of 2005 compared to the first half of 2004, which was partially offset by the 58.6% decline in our average gross selling price per megabyte of digital media. Gross margins for the first six months of 2005 were negatively impacted by the write-down of inventories by $6.8 million or 1.6 percentage points.

Gross margins for the first six months of 2004 were negatively impacted by the write-down of inventories by $1.0 million or 0.3 percentage points. Gross margin for the first half of 2005 also includes the impact of a one-time negotiated cost settlement with a supplier, which resulted in a benefit reflected in gross margin of $10.8 million, or 2.5 percentage points. These factors were partially offset by the decline in our license and royalty revenues to $1.8 million, or 0.4% of our total net revenue, in the first half of 2005 compared to $4.7 million, or 1.4% of our total net revenue, in the first half of 2004.
Operating Expenses
     The following table sets forth operating expense data from our unaudited Condensed Consolidated Statements of Operations (in thousands, except percent changes):

			% Change			% Change
	Three Months	Three Months	Three Months	Six Months	Six Months	Six Months
	ended	ended	ended July 1,	ended	ended	ended July 1,
	July 1,	June 30,	2005 to June 30,	July 1,	June 30,	2005 to June 30,
	2005	2004	2004	2005	2004	2004
Research and development	$2,953	$2,625	12.5%	$6,346	$4,686	35.4%
Sales and marketing	16,219	14,416	12.5%	36,153	25,168	43.6%
General and administrative	8,808	6,347	38.8%	23,971	11,953	100.5%

Total operating expenses	$27,980	$23,388	19.6%	$66,470	$41,807	59.0%

     The following table sets forth operating expenses from our unaudited Condensed Consolidated Statements of Operations expressed as a percentage of total net revenues:

	Three	Three
	Months	Months	Six Months	Six Months
	ended	ended	ended	ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
Research and development	1.5%	1.6%	1.5%	1.4%
Sales and marketing	8.5%	8.8%	8.5%	7.7%
General and administrative	4.6%	3.9%	5.7%	3.6%

Total operating expenses	14.6%	14.3%	15.7%	12.7%

   Research and Development
     The increase in research and development expenses for the second quarter of 2005 compared to the second quarter of 2004 was primarily due to a $0.2 million increase in compensation costs as a result of hiring additional personnel.
     The increase in research and development expenses for the first six months of 2005 compared to the first six months of 2004 was primarily due to a $0.8 million increase in engineering design and tool costs and a $0.5 million increase in compensation expenses as a result of hiring additional personnel to support new product development initiatives.
   Sales and Marketing
     The increase in sales and marketing expenses for the second quarter of 2005 compared to the second quarter of 2004 was primarily due to costs associated with increased product revenues, which resulted in increases of $1.4 million in compensation expenses due to increased headcount and increased variable selling expenses, $0.5 million in freight and fulfillment expenses due primarily to increased unit shipments and use of faster shipping methods, $0.4 million in technical support and market research and $0.3 million for outside services. These increases were partially offset by a decrease in market development, promotional and tradeshow costs of $0.9 million.

     The increase in sales and marketing expenses for the first six months of 2005 compared to the first six months of 2004 was primarily due to an increase of $4.2 million in freight and fulfillment expenses due primarily to increased unit shipments and use of faster shipping methods, $2.7 million in compensation expenses, $2.3 million in market development, promotional and tradeshow costs, $0.3 million in technical support and market research and $0.3 million for outside services.
General and Administrative
     The increase in general and administrative expenses in the second quarter of 2005 compared to the second quarter of 2004 was primarily due to an increase of $0.5 million in legal expenses in connection with our pending litigation and $1.4 million increase in compensation expenses as a result of hiring additional personnel and a $0.2 million increase in outside services.
     The increase in general and administrative expenses in the first six months of 2005 compared to the first six months of 2004 was primarily due to an increase of $7.9 million in legal expenses in connection with our pending litigation, a $2.5 million increase in compensation expenses as a result of hiring additional personnel, $0.4 million in increased in accounting fees primarily as a result of costs associated with regulatory requirements related to compliance with the Sarbanes-Oxley Act of 2002, a $0.4 million increase in outside services and a $0.2 million in increased occupancy costs.
Income Taxes
     The following table sets forth income tax data from our unaudited Condensed Consolidated Statements of Operations expressed as a percentage of total net revenues (in thousands, except percent changes):

			% Change			% Change
	Three Months	Three Months	Three Months	Six Months	Six Months	Six Months
	ended	ended	ended June 30,	ended	ended	ended June 30,
	July 1,	June 30,	2004 to July 1,	July 1,	June 30,	2004 to July 1,
	2005	2004	2005	2005	2004	2005
Income taxes	$1,704	$395	331%	$1,722	$1,014	70%

Income taxes as a percentage of total net revenues	0.9%	0.2%	350%	0.4%	0.3%	33%

Effective tax rate	*	*	*	*	*	*

*	percentage is not meaningful
     Income tax expense for the three- and six-month periods ended July 1, 2005 related primarily to foreign withholding taxes of $1.8 million in connection with a one-time negotiated cost settlement with a supplier. Income tax expense for the three- and six-month periods ended June 30, 2004 related primarily to taxes on our foreign operations. We expect our third quarter 2005 income tax expense will be nominal due to the expected pre-tax loss for the quarter.
Other Income and Expense
     Interest and other expense for the second quarter of 2005 increased compared to the second quarter of 2004. In the second quarter of 2005, interest and other expense consisted primarily of interest on our convertible notes payable, miscellaneous taxes and interest on short-term borrowings. Interest and other expense for the second quarter of 2004 consisted primarily of miscellaneous taxes. Interest and other income increased in the second quarter of 2005 compared to the second quarter of 2004 due to interest earned on our cash balances and short-term investments.
     Interest and other expense for the first six months of 2005 increased compared to the first six months of 2004. In the first six months of 2005, interest and other expense consisted primarily of interest on our convertible notes payable and short-term borrowings. Interest and other expense for the first six months of 2004 consisted primarily of miscellaneous taxes and interest on short-term borrowings. Interest and other income increased in the first six months of 2005 compared to the first six months of 2004 due to increased interest bearing cash and short-term investment balances.
     Net foreign exchange loss decreased $0.1 million to $0.2 million in the second quarter of 2005 compared to the net foreign exchange loss of $0.3 million in the second quarter of 2004. These losses were primarily attributable to our sales activity into European and Japanese markets, which exposed us to fluctuations in foreign currencies including the British pound, Euro and Japanese yen. During both the second quarter of 2005 and the second quarter of 2004, we entered into designated foreign currency exchange forward contracts to mitigate these exposures.
     Foreign exchange loss, net decreased $0.6 million to $0.3 million in the first six months of 2005 compared to $0.9 million in the first six months of 2004. These losses were primarily attributable to our sales activity into European and Japanese markets, which exposed us to fluctuations in foreign currencies including the British pound, Euro and Japanese yen. During both the first six months of 2005 and the first six months of 2004 we entered into designated foreign currency exchange forward contracts to mitigate these exposures.
Liquidity and Capital Resources
Liquidity and Capital Resources
     The following table is a summary of our cash flows from operating, investing and financing activities (in thousands):

	Six Months	Six Months
	ended	ended
	July 1,	June 30,
	2005	2004
Net cash provided by (used in) operating activities	$37,533	$(6,622)
Net cash provided by (used in) investing activities	3,932	(24,453)
Net cash provided by financing activities	60,601	2,713
     The following table sets forth our accounts receivable days sales outstanding and inventory turns per year:

	Quarter	Quarter
	ended	ended
	July 1,	June 30,
	2005	2004
Days sales outstanding (net of change in deferred revenue)	38	54
Inventory turns per year	5	7
     Net cash provided by operating activities for the six months ended July 1, 2005 included a net increase in non-cash charges of $9.1 million and a net increase in operating asset and liability accounts of $43.0 million. Changes in operating asset and liability accounts for the period included an $85.4 million decrease in account receivable, a $56.7 million decrease in inventories, and a $3.5 million decrease in prepaid expenses and other assets. The decrease in inventory was primarily due to reduced purchasing during the first six months of 2005 compared to the fourth quarter of 2004 as a result of reduced requirements subsequent to the seasonally high business levels surrounding the holiday period and as a result of our efforts to improve asset management. The decrease in accounts receivable resulting in a decrease in our days sales outstanding from 54 days for the second quarter of 2004 to 38 days for the second quarter of 2005 was due to focused efforts to collect against our receivable balances and to shorter than average payment terms associated with other component sales. We anticipate that days sales outstanding in future quarters will be in the range of between 45 to 55 days. The decrease in prepaid expenses and other assets was primarily due to the timing of settlement of value added tax receivables and lower prepayments for inventory due to lower purchases of inventory. These changes in operating asset and liability accounts were offset by a $101.2 million decrease in accounts payable and accrued liabilities and a $1.3 million decrease in deferred license and product margin. The decrease in accounts payable and accrued liabilities was due primarily to reduced inventory purchases due to the lower shipment volumes during the first six months of 2005 compared with the seasonally high shipping volumes of the fourth quarter of 2004 and the decrease in freight and fulfillment accruals of $4.5 million, rebates of $6.5 million and market development funds of $6.8 million which was due to the timing of payments and credits taken during the first six months of 2005 related to seasonally high business levels during the fourth quarter of 2004.
     Net cash used in operating activities for the six months ended June 30, 2004 included a net increase in operating asset and liability accounts of $0.1 million and non-cash charges of $2.0 million. Changes in operating asset and liability accounts for the period included a $23.9 million increase in accounts payable and accrued liabilities and a $5.2 million decrease in inventories. The increase in accounts payable and accrued liabilities was primarily attributable to the timing of inventory receipts during the period and an increase of $7.9 million in accrued price protection, rebates and market development funds resulting from the significant price decreases and the timing of claims received from customers. The decrease in inventory value is due to lower unit costs achieved on purchases made during the second quarter of 2004. These changes were partially offset by an $18.0 million increase in accounts receivable, a $9.7 million decrease in deferred license revenue and product margin and a $1.3 million increase in prepaid expenses and other assets. The increase in accounts receivable was due to the timing of billings in the second quarter of 2004 compared to the fourth quarter of 2003 and the increase in days sales outstanding to 54 days for the second quarter of 2004 from 47 days in the fourth quarter of 2003. The decrease in deferred license revenue and product margin resulted from the amortization of $3.8 million of license revenue and $5.9 million decrease in net deferred product margin.
     Net cash provided by investing activities for the six months ended July 1, 2005 was the result of selling $7.7 million of short-term investments to fund operations, which was partially offset by purchases of $1.0 million in short-term investments and $2.8 million of purchases of property and equipment. Net cash used in investing activities for the six months ended June 30, 2004 was the result of purchases of $21.9 million in short-term investments and $2.6 million in purchases of property and equipment.

     Net cash provided by financing activities for the six months ended July 1, 2005 was the result of receiving $66.3 million of net proceeds from the issuance of convertible promissory notes and $1.5 million from purchases under our employee stock purchase plan and the exercise of stock options, which was partially offset by the net repayment of $6.6 million related to borrowings under our credit facilities with Wells Fargo Bank and Wells Fargo Foothill described below and $0.6 million of financing costs related to our bank credit facility with Wells Fargo Foothill. Net cash provided by financing activities for the six months ended June 30, 2004 was primarily the result of receiving $2.3 million related to the exercise of stock options and for purchases under our employee stock purchase program and $0.4 million in repayment of notes receivable from stockholders.
     In April 2004, we entered into a credit agreement with Wells Fargo Bank. Our credit agreement with Wells Fargo Bank enabled us to borrow up to $40.0 million under a revolving line of credit note, which we did on October 19, 2004. Subsequently, on February 28, 2005, we entered into a three-year asset based revolving credit facility arranged and agented by Wells Fargo Foothill, with a maximum loan commitment of $80.0 million. The actual amount available for borrowing depends upon the value of our North American accounts receivable base. On February 28, 2005, we borrowed approximately $40.2 million under the Wells Fargo Foothill facility. On July 1, 2005, the balance outstanding was approximately $33.4 million, which was the maximum amount available to us under this facility on July 1, 2005. At July 1, 2005, the annual interest rate for borrowings under the facility was 6.5% determined using the bank’s prime rate. We used the proceeds from the initial draw to repay, in full, our credit agreement with Wells Fargo Bank.
     Pursuant to the credit agreement with Wells Fargo Foothill, we must comply with certain affirmative and negative covenants. The affirmative covenants include a restriction on capital expenditures of up to $3.5 million in any fiscal year and a requirement that we report losses before interest, tax, depreciation and amortization, commonly referred to as “EBITDA,” of not more than a loss of $22.5 million for the six months ended June 30, 2005, a loss of not more than $18.2 million for the nine months ending September 30, 2005, a loss of not more than $4 million for the year ending December 31, 2005 and a loss of not more than the loss in the immediately preceding period for any trailing twelve month period thereafter. The negative covenants include, among others, limitations on indebtedness; liens; distribution or disposal of assets; changes in the nature of our business; investments; mergers or consolidations with or into third parties; transactions with affiliates; and modifications to material agreements in a manner materially adverse to the lender.
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
     On March 30, 2005, we issued $60 million in aggregate principal amount of 5.625% senior convertible notes due April 1, 2010 in a private offering (the “Notes”). On May 27, 2005 we issued an additional $10 million in aggregate principal amount of the Notes upon the exercise by the purchasers of their option to purchase such Notes under the same terms as the initial issuance. The Notes are unsecured senior obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness, and senior in right of payment to any future indebtedness that is expressly subordinated to the Notes. As a result of these issuances, we received net proceeds of $66.3 million.
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
     Upon the occurrence of an “event of default,” as defined in the Indenture, the holders of at least 25% in aggregate principal amount of the Notes or the trustee for the Notes under the Indenture shall have the right to cause the principal amount of the Notes to become due and payable immediately (except in certain events of bankruptcy, insolvency or our reorganization, in which case the principal amount of the Notes shall automatically become due and payable immediately).
     We have agreed to register the common stock issuable upon conversion of the Notes under the Securities Act within 180 days from the closing date at our expense or we will be required to pay additional interest on the Notes of 0.50% per annum until the sooner of registration effectiveness or the maturity date of the Notes.
     We currently believe that, including the proceeds from issuing the Notes on March 30, 2005 and May 27, 2005, we have sufficient cash and availability under our asset based credit facility to meet our operating, capital and debt service requirements for at least the next twelve months. There can be no assurance, however, that we will be successful in executing our business plan, achieving profitability or maintaining our existing customer base. Our cash needs are also dependent on the credit terms extended to us by our suppliers, particularly Samsung, which supplies the majority of our flash memory, as well as other suppliers. If our suppliers do not provide us with credit terms that are appropriate to meet our needs, we may have to seek alternate suppliers or additional financing. To the extent that we do not generate sufficient revenues and reduce the cost of revenues or reduce the cost of discretionary expenditures and, as a result, cash, short term investments and available credit is insufficient to satisfy liquidity requirements, additional cash may be needed to finance operating and investing needs. However, depending on market conditions, any additional financing needed may not be available on acceptable terms, or at all.
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
     The following table outlines our contractual obligations and commercial commitments at July 1, 2005:

	Payments due by period (in thousands)
	Total
	amount	Less than			After
	committed	1 year	1–3 years	3–5 years	5 years

Contractual obligations and commercial commitments:
Senior convertible notes payable:
Principal	$70,000	$—	$—	$70,000	$—
Interest	19,716	4,950	7,875	6,891	—
Open purchase orders with vendors and suppliers*	23,573	23,573	—	—	—
Operating leases	5,728	1,230	2,096	1,146	1,256
Standby letters of credit	5,000	5,000	—	—	—

Total contractual obligations and commercial commitments	$124,017	$34,753	$9,971	$78,037	$1,256

*	At any given point in time, in the normal course of business, we place cancelable purchase orders with our vendors and suppliers.
Off Balance Sheet Arrangements
     We have no off-balance sheet arrangements other than operating leases and unconditional purchase obligations as described above.
Indemnifications
     We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically these obligations arise in connection with sales contracts and license agreements under which we customarily agree to hold the other party harmless against any losses incurred as a result of a claim by any third party with respect to our products. We also typically agree to pay any costs incurred in defense of any such claim. The terms of the indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, the amounts required to defend indemnification claims have been insignificant. Accordingly, we have not accrued any amounts for these indemnification obligations as of July 1, 2005 or December 31, 2004.
     We have agreements whereby our directors and officers are indemnified for certain events or occurrences while the officer or director is serving at our request in such capacity. The maximum amount of future payment we could be required to make under these indemnification agreements is unlimited; however, we have a directors’ and officers’ insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities for these agreements as of July 1, 2005 or December 31, 2004.
Warranties
     We provide warranties that range from one year for digital music players and the xD Picture Card to lifetime warranties for our professional products. Warranty costs are the costs to rework or scrap returned inventories. During the second quarter of 2005, in collaboration with Canon, we identified a lost image condition found to be rare and specific to select Canon cameras when used with CompactFlash cards, including our own. To ensure compatibility, we offered to rework our Professional 80x CompactFlash cards and Canon offered a camera firmware update to address issues experienced with other cards for customers who experienced a problem with the identified Canon cameras. We and Canon continue to work together to ensure compatibility across product lines. The total estimated cost to rework the affected products is expected to be approximately $0.9 million, all of which has been provided for in the second quarter of 2005. Prior to this event, warranty expenses have not been material.
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
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. Management is currently evaluating the impact of adopting SFAS No. 123R; however, it believes the adoption of SFAS No. 123R will have a significant impact on net income (loss) and net income (loss) per share. The impact on our financial statements will be dependent on the transition method, the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life. The pro-forma disclosures of the impact of SFAS No. 123 provided in Note 2 to the Consolidated Financial Statements may not be representative of the impact of adopting SFAS No. 123R.
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
     In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections”, (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 will be effective for all periods beginning after December 15, 2005. The impact of adopting SFAS 154 will depend on the nature of any future accounting change or the amount of any error that may be discovered.
RISKS THAT COULD AFFECT FUTURE RESULTS
     The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Quarterly Report on Form 10-Q.
Risks Related to Our Business
We have a history of losses and may not be able to return to or sustain profitability.
     We incurred net losses in each of the second, third and fourth quarters of 2004 and the first half of 2005, including a net loss of approximately $4.9 million in the second quarter of 2005. As of July 1, 2005, we had an accumulated deficit of approximately $182.0 million. We cannot assure you that we will be able to return to or sustain profitability in future periods, and we will likely use cash for operations. Our ability to return to or sustain profitability depends on: the rate of price decreases for our products; the cost of our components, particularly flash memory; the growth of the markets for digital cameras or other host devices that use digital storage media; the extent to which our products, particularly our higher margin products, are accepted by these markets; our ability to charge a premium for our higher performance products; the success of our products; our ability to control our operating expenses, particularly our litigation costs; and our ability to adequately manage our inventory and the challenges associated with the breadth and diversity of our product offerings. We also must continue to reduce the costs of producing and selling our flash media products by controlling our internal and channel inventory, securing the best available pricing for flash memory and components used in our digital media products and reducing our manufacturing costs. If we are unsuccessful in increasing revenues from our higher margin products and controlling our operating expenses, we may not be able to return to or sustain profitability on a quarterly or an annual basis.
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

     Our operating results and gross margins have fluctuated in the past and may vary significantly in the future based on a number of factors related to our industry and the markets for our products. We will have little or no control over many of these factors and any of these factors could cause our operating results and gross margins, and consequently the price of our common stock, to fluctuate significantly. These factors include, among others:
•	increases in the price of flash memory that we buy or the failure of cost decreases to keep up with price decreases for our products;

•	the inability of new NAND flash memory suppliers to fully indemnify us should we be subjected to litigation;

•	the decision of our customers to return products or rotate their stock;

•	the amount of price protection, volume incentive rebates, discounts, market development funds, cooperative advertising payments and other concessions and discounts that we may need to provide to some of our customers due to competitive pricing pressures;

•	fluctuation in demand for our products, including seasonal demand for our products and the volume and timing of potential retail customer and distributor orders;

•	competitive pricing pressures for the products we sell;

•	the rate of growth of the market for digital cameras, digital media, cell phones with card slots, USB flash drives and MP3 players;

•	the mix of business between retail, OEM and licensing;

•	whether we can sell controllers, digital media accessories and other components in the volumes and at the prices we anticipate.

•	the timely availability of flash memory, particularly flash memory that meets our technological requirements;

•	the availability of sufficient silicon wafer foundry capacity and product components to meet customer demand;

•	the difficulty of forecasting sell-through rates of our products and their impact on inventory levels at our resellers if sell-through data is not timely reported to us, which may result in additional orders being delayed or reduced and inventory being returned;

•	the timing and amount of expenses related to obsolescence and disposal of excess inventory and the difficulty of forecasting and managing our inventory levels, including inventories on consignment and at contract manufacturers;

•	the timing and amount of any reductions in the average selling prices of our products and services;

•	price reductions in key components, such as flash memory, could result in reduced margins when selling products that include previously purchased components held in inventory;

•	increases in costs charged by our component or card suppliers or the failure of our suppliers to decrease the prices they charge to us when industry prices decline;

•	the timing and amount of orders, cancellations from existing and new customers and penalties imposed by customers for failure to meet their requirements;

•	the commencement of, involvement in or the expansion, appeal or settlement of our litigation;

•	any changes in the trend of declining average selling prices per unit sold of digital storage media;

•	competing flash card standards, which displace the standards used in our products;

•	shortages of components such as capacitors and printed circuit boards required for the manufacturing of our products;

•	exchange rate fluctuations, particularly the U.S. dollar to British pound and Japanese yen and the British pound to Euro exchange rates;

•	the announcement or introduction of products and technologies by competitors; and

•	potential product quality problems which could raise return or rework costs.
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
We expect that Toshiba and Toshiba America Electronics Components, Inc. will appeal a jury’s award to us of over $465 million in damages, and an unfavorable outcome could lead to a decline in our stock price and have a negative impact on our ability to increase our licensing revenues.
     In March 2005, a jury found Toshiba Corporation and Toshiba America Electronic Components, Inc. liable to us for breach of fiduciary duty and theft of trade secrets and awarded us over $465 million in damages, including a punitive damage award for conduct by Toshiba that the jury found to be oppressive, fraudulent or malicious. Toshiba has indicated that it intends to pursue vigorously an appeal of these rulings. The appeal process could result in the damage award being reduced or eliminated or the case being remanded to the trial court for further proceedings. An appeal could take a significant amount of time during which we would not be able to collect on the verdict. During the time the case remains pending, we expect to incur substantial additional legal costs. The court of appeals could also award the payment of costs to the prevailing party on appeal which could be in the millions of dollars. If Toshiba prevailed on having the verdict set aside either by the trial court or through an appeal of this verdict, the damages awarded to us could be reduced or eliminated. This could adversely affect our ability to secure additional licensing revenue either from Toshiba or other potential licensees, which would likely have a negative impact on the value of our stock.
If we are unable to continue our sales of controllers, digital media accessories or other components or continue to develop, competitively market and sell our JumpDrive portable flash storage product line, our revenues, gross margins and results of operations would be negatively impacted.
     In the second quarter of 2005, our revenues from controllers, digital media accessories and other components increased to $40.0 million and partially offset a decline in our sales to the retail market. Sales of other components were generally made opportunistically and depended on both market conditions and, in some cases, consent of our suppliers to resell certain products. Although we currently expect our controller and other component revenues to decrease significantly in the third quarter of 2005, if sales of such products decline faster than we expect or if we cannot successfully sell such products according to our current plans or maintain the rights to do so, our revenues and results of operations would be negatively impacted. Our sales of other components also had a positive impact on our DSOs which will be negatively impacted as such sales decrease.
     Furthermore, our revenues in the first half of 2005 included significant sales of other components to OEM customers, some of which have elected, or may in the future decide, to compete against us in the digital media market. These sales may not continue at the same level, or at all, during the second half of 2005 and beyond.
     We derive a significant portion of our revenues and gross margin from sales of our JumpDrive flash storage products. The market for USB drives has become increasingly competitive. We believe that design has become an important selling feature for these products unlike other flash cards which have fixed dimensions and specifications. If we cannot continue to develop, market and sell these products, particularly with designs that appeal to a broad group of customers, and successfully educate consumers regarding the products’ selling features in order to gain commercial acceptance and premium pricing, our revenues, gross margins and operating results may suffer.
We depend on a few key customers and the loss of any of them could significantly reduce our revenues.
     Historically, a small number of our customers have accounted for a significant portion of our revenues. During the first six months of 2005, sales to the ten customers from which we received the greatest revenues accounted for approximately 46.7% of our gross revenues. Sales to one customer, Wal-Mart (including Sam’s Club), represented approximately 17.7% of our gross revenues. In the first half of 2005, we lost product placements to our competitors at Wal-Mart and Sam’s Club and other retail accounts due to competitive pricing pressures and our focus on profitability, and we expect that these accounts will be a smaller portion of our business in the second half of 2005.
     Our revenues could decline if one or more of these our largest customers were to significantly reduce, delay or cancel their orders; decide to purchase digital media manufactured by one of our competitors; terminate their relationship with us; develop and manufacture their own digital media; or cease operations due to the downturn in the global economy. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.
     We expect our operating results for at least the next several years to continue to depend on sales to a relatively small number of customers.
We are substantially leveraged, which could adversely affect our ability to adjust our business, to develop or enhance our products, expand our operations, respond to competitive pressures or obtain additional financing.
     We have significant indebtedness. In March and May 2005, we issued $70 million in aggregate principal amount of 5.625% senior convertible notes due April 1, 2010. In addition, as of July 1, 2005, we had borrowed $33.4 million under the Wells Fargo Foothill facility, which was the amount available to at that time.
     The degree to which we are leveraged could have important consequences, including, but not limited to, the following:
•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	a substantial portion of our cash flow from operations will be dedicated to the payment of the principal and interest on our indebtedness;

•	if we elect to pay any premium on the senior convertible notes with shares of our common stock or we are required to pay a “make-whole” premium with our shares of common stock, our existing stockholders’ interest in us would be diluted; and

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.
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
Our products are characterized by average selling prices that have historically declined over relatively short time periods. If we are unable to effectively manage our inventories and channel inventories, reduce our costs, introduce new products with higher average selling prices or increase our sales volumes, our revenues and gross margins will be negatively impacted.
     Our competitors and customers impose significant pricing pressures on us. At times, these pricing pressures have been possible as a result of lower flash memory costs. At other times, our prices have fallen faster than our costs, which has resulted in additional margin pressure. In addition, because a large percentage of our sales are to a small number of customers that are primarily retail consumer chains, distributors and large OEMs, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. In the past, we have significantly reduced the prices of many of our flash products from time to time, and we expect we will need to continue to do so to remain competitive even though we asked many of our customers to accept price increases in the first quarter of 2005. During the second quarter of 2005, our competitors, particularly SanDisk and Toshiba, continued to reduce selling prices despite expectations that industry demand for flash memory will continue to be greater than available supply. We intend to continue to manage our selling prices with the intention of focusing on profitability while balancing our goal to maintain our significant retail market position. We are also planning to take steps to change our product mix and to emphasize sales of our premium products, which generally carry higher gross margins. However, any reduction in prices by us in response to pricing pressures will hurt our gross margins if not offset by cost declines unless we can manage our internal and channel inventories and our cost structure to minimize the impact of such price declines and reduce our costs. We also sell our products to certain customers on a consignment basis, which has resulted in us carrying higher inventory levels.
     If we are unable to reduce our costs to offset declines in average selling prices or increase the sales volume of our existing products, our revenues and gross margins will be adversely affected. We anticipate that our average selling prices will continue to decline in the second half of 2005. This may negatively impact our anticipated growth in product revenues as well as our gross margins, particularly if the decline in our average selling prices is not matched by price declines in our component costs, primarily the cost of flash memory. Furthermore, even if we experience price declines in our component costs, such price reductions could result in reduced margins when we sell products that include components in inventory which were previously purchased at a higher price.
A lack of effective internal control over financial reporting could result in an inability to accurately report our financial results that could lead to a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
     Effective internal control over financial reporting is essential for us to produce reliable financial reports. If we cannot provide reliable financial information or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal control over financial reporting. In connection with our management’s evaluation of our internal control over financial reporting as of December 31, 2004, management identified two control deficiencies that constitute material weaknesses. As more fully described in Item 9A of our annual report for the year ended December 31, 2004 and Item 4 of this report, as of December 31, 2004 and July 1, 2005, our management determined that we did not maintain effective internal control over:
•	revenue recognition with respect to certain customers (primarily our resellers), including adequate consideration of our estimates regarding offsets to or discounts from revenue such as price protection and promotional activities; and

•	the accounting for inventory valuation reserves.
     These deficiencies resulted in audit adjustments that were recorded in our consolidated financial statements for the fourth quarter of 2004. As a result of the material weaknesses identified, we concluded that our internal control over financial reporting was not effective as of December 31, 2004, and PricewaterhouseCoopers LLP, our independent registered public accounting firm, issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2004. Although we have taken steps to remediate deficiencies in our internal control over financial reporting, we have not yet tested the effectiveness of these measures, and a failure to successfully implement and maintain effective internal control over financial reporting, including any ineffectiveness of the corrective actions we have subsequently implemented to address the control deficiencies identified above, could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
Because we protect many of our retail customers and distributors against the effects of price decreases on their inventories of our products, we have in the past and may in the future incur large price protection charges if we reduce our prices when there are large quantities of our products in our distribution channel.

     Nearly all of our retail product sales in 2002, 2003, 2004 and the first six months of 2005 were made through our resellers to which we have provided price protection. Price protection allows customers to receive a price adjustment on existing inventory when its published price is reduced. In an environment of slower demand and abundant supply of products, price declines and channel promotions expenses are more likely to occur and, should they occur, are more likely to have a significant impact on our operating results. Further, in this environment, high channel inventory may result in substantial price protection charges. These price protection charges have the effect of reducing gross sales and gross margin. Price protection in our retail channel was approximately $13.3 million, or 3.4% of product revenues, during 2003; approximately $52.6 million, or 7.8% of product revenues, during 2004; and, approximately $7.3 million, or 1.7% of product revenues, during the first six months of 2005. We anticipate that we will continue to incur price protection charges for the foreseeable future due to competitive pricing pressures. If our price protection reserves are insufficient or we continue to have difficulties estimating future charges, our revenues and gross margins would be adversely affected in future periods.
We may need to write-down our inventory if our sales levels do not match our expectations or if pricing declines more than we anticipate, which could adversely impact our revenues and gross margins.
     We operate in an industry that is characterized by intense competition, supply shortages or oversupply, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence, all of which make it more challenging to effectively manage our inventory. Our inventories are stated in the lower of cost or market value. Determining market value of inventories involves numerous judgments, including judgments regarding average selling prices and sales volumes for future periods. We primarily utilize estimated selling prices for measuring any potential declines in market value below cost. When market value is determined to be below cost, we make appropriate allowances to reduce the value of inventories to net realizable value. This may occur where we determine that inventories are slow moving, obsolete or excess or where the selling price of the product is insufficient to cover product costs and selling expenses. Cost of product revenues in the first six months of 2005 includes the write-down of inventories totaling $6.8 million. If actual product demand or selling prices are less favorable than we estimate, we may be required to take additional inventory write-downs and our revenues and gross margins will be negatively impacted.
     We have a significant amount of inventory related to our packaging and labels. We have previously announced that we will introduce a new branding campaign. As we transition to new packaging related to our new branding initiatives, we may have excess inventory related to earlier brand designs. We are also in the process of shifting to other suppliers to meet our packaging needs. Certain of our suppliers purchase components on our behalf. As we shift to new suppliers, we may have additional write downs associated with inventory that is slow-moving, obsolete or excess or cannot be transferred to our new suppliers.
We primarily depend upon Samsung for our flash memory. If Samsung is unable to provide us with sufficient quantities of flash memory when we need it at prices and sales terms that allow us to be competitive in the marketplace, if Samsung is unable to remain technologically competitive, or if Samsung were to reduce or eliminate our credit terms, we would not be able to manufacture and deliver digital media to our customers in accordance with their volume, price and schedule requirements, which would have a serious negative impact on our revenues and margins.
     As a result of the supply agreement we entered into with Samsung in April 2001, it is our primary supplier of flash memory, which is the primary cost of our digital media. During much of 2004, the demand for flash memory was substantially greater than the supply of flash memory due to the continuing demand for digital cameras, increased use of flash memory in cellular phones and other digital consumer products, and increasing demand for USB flash drives. Shortages of flash memory have continued into 2005. Samsung has indicated, and we also expect, that the demand for flash memory during the remainder of 2005 will continue to be greater than the available supply, and will be particularly acute in the fourth calendar quarter. If we are unable to obtain sufficient quantities of flash memory from Samsung or from another flash memory supplier in a timely manner and at competitive prices, we will not be able to manufacture and deliver flash memory products to satisfy our customers’ requirements.
     We typically need to build a strategic inventory of key components, including flash, in advance of our customers’ needs in the fourth quarter. Because we expect flash demand to be greater than supply in the fourth quarter of 2005, we will have to forecast our needs for flash early and accurately. If we do not forecast accurately, we may not have enough flash to build cards to meet our customers’ needs or we may have too much inventory at the end of the year. Samsung has entered into certain agreements with us with respect to allocation of flash supply, flash packaging types that it would provide, pricing and other rights. If Samsung does not follow through on its agreements with us, our revenue and margins would be adversely affected.
     Although a number of semiconductor companies have begun to manufacture flash memory that would meet some of our needs, Samsung and Toshiba will dominate the market for high density flash chips as new flash memory suppliers generally expect to begin their production with lower density products or do not bring significant supply of larger capacity flash to market over the period. The new flash suppliers have been delayed in their efforts to enter the flash chip market and their technical roadmaps may now be substantially behind the products manufactured and sold by Samsung and Toshiba. Even as additional flash memory capacity becomes available from new suppliers, these suppliers may not be able to supply our flash memory needs at competitive prices if we cannot obtain adequate supplies from Samsung. Even if we are able to obtain flash memory in sufficient volumes and on schedules that permit us to satisfy our delivery requirements, the prices charged by Samsung or other suppliers have not and may not enable us to compete effectively in our market. If we are unable to satisfy the requirements of our customers or supply digital media to them in the volumes and at the pricing they request, they will likely reduce future orders, impose penalties on us for failure to meet their requirements or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. If we are unable to obtain flash memory at economical prices, our gross margins would decline unless we could raise the prices of our products in a commensurate manner or offset the cost increases elsewhere. The existing competitive conditions in our industry may not permit us to do so, which would adversely impact our revenues and gross margins.
     In addition, if Samsung does not offer us prices, sales terms and credit terms that are appropriate to meet our growing needs, we might have to seek alternate suppliers or additional financing. Samsung may not be able to offer us flash memory in the type of packaging that we need which would leave us unable to manufacture certain card formats. Samsung and other current and potential suppliers of flash memory are located in Asia, a region that has been, and in the future may be, affected by economic and political instability that could adversely affect the price and supply of flash memory. Furthermore, if Samsung is unable to increase its output of flash memory in a manner commensurate with our needs, or to manufacture flash memory that is technologically and price competitive, or if it has any interruptions in shipment for any reason, we would be unable to satisfy our customers’ requirements. For example, Samsung has previously emphasized smaller flash geometries over multi-level cell technology. In contrast, Toshiba and SanDisk appear to be manufacturing multi-level cell technology in volume at high yields, which appears to give them significant cost advantages over single-level cell technologies.
     Samsung has from time to time considered directly entering the retail market for flash media, which would make it a direct competitor to us. Because flash memory represents a significant portion of the cost of flash media, flash manufacturers like Samsung may have a competitive advantage.
     Our agreements with Samsung terminate in March 2006 unless extended. Either party can terminate the agreement in the event of the other party’s breach of the agreement or bankruptcy. In addition, if our license agreement with Samsung were to terminate in the event of Samsung’s breach, Samsung may, in turn, breach our supply agreement with them. The expiration or termination of our supply agreement with Samsung could negatively impact our ability to deliver flash memory products to satisfy our customers’ requirements in the event we were unable to secure a sufficient volume of flash memory from other suppliers at competitive pricing.
In the first half of 2005, we modified our pricing strategy and significantly reduced our promotional programs. In the first quarter of 2005, we also increased prices on certain products to most of our customers to better align our selling prices with our cost structure. Many of our retail customers and distributors have rights of return, and we may be required to take back large quantities of unsold customer inventory if as a result of our recent actions or otherwise, they decide to terminate their relationship with us and purchase from other vendors.
     Substantially all of our sales of our digital media products to end-users are made through distributors and retailers. Our sales through these channels often include rights to return unsold customer inventory still in the customers’ inventory for credit. During the first half of 2005, we modified our pricing strategy and significantly reduced our promotional programs and increased prices on certain products to most of our customers to better align our selling prices with our cost structure. Although we have now increased our promotional activities and have adjusted our pricing in relation to recent competitive price moves, we are still priced at a premium in relation to certain of our competitors. If our products do not sell through to the end customer, our resellers or their customers may decide to reduce their orders, purchase from other vendors or return unsold product to us. In the past several months, we have lost product placements to our competitors at Wal-Mart and Sam’s Club, CompUSA and other resellers in part because of our pricing strategy and competitive pricing pressures. In addition, at Wal-Mart and Sam’s Club, which accounted for approximately 18.3% of our gross revenue in the second quarter of 2005, we have experienced a significant decline in sales due to the addition of other vendors.
     If our resellers reduce or cancel their orders, they may also decide to exercise their rights of return and require that we take back large quantities of unsold customer inventory. As a result of the product placements we have recently lost to our competitors at certain resellers, we have experienced an increase in product returns. Our customers generally place orders on the expectation of certain promotional support from us, and as we reduce our promotional activities, those customers may decide to return significant amounts of products to us. If there are significant inventories of old products in our distribution channel when a new product is released, or if these distributors and retailers are unsuccessful in selling our products, there could be substantial product returns. If our reserves are insufficient to account for these or future returns or if we are unable to resell these products on a timely basis at similar prices, our revenues may be reduced. Because the market for our products is rapidly evolving, we may not be able to resell returned products at attractive prices or at all.
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
     In the future, a significant portion of our revenue may be derived from sales of digital media under the Kodak brand. We have a number of obligations that we must fulfill under our agreement with Kodak to keep the license exclusive and to keep it in effect. These obligations include compliance with Kodak guidelines and trademark usage, customer satisfaction, and the requirement that we meet market share goals and target minimum royalty payments. If we fail to meet these requirements, Kodak has rights to make our license non-exclusive or to terminate our license in its entirety. If we were to lose the rights to sell products under the Kodak brand, our financial results could be significantly negatively impacted.
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
We depend on single suppliers for key components and products. We do not have long-term supply contracts with many of these suppliers and we are therefore exposed to certain risks, including price increases, late deliveries, poor component quality and a potential inability to obtain an adequate supply of components. In addition, there is a risk that we will have inadequate or incomplete indemnification from these suppliers, so we also face the risk that our margins and operating results would be severely negatively impacted if such components or products infringe the intellectual property rights of a third party or if we are found to owe license fees or royalties relating to these products.
     We have a sole source of supply for certain components in our digital media. Because we depend on single suppliers for certain key components, and do not have a long-term supply contract with any of these suppliers, we face the risk of inadequate component supply, price increases, late deliveries and poor component quality. Any supplier may terminate their relationships with us or pursue other relationships with our competitors, and if we were to lose our relationship with these single suppliers, the lead time required to qualify new suppliers could be as long as three months. Also, if we lose our single suppliers or these suppliers are otherwise unable to satisfy our volume and delivery schedule requirements, it may be difficult to locate any suppliers who have the ability to develop, manufacture and deliver the specialized components we need for our products. If we are unable to accurately predict our supply needs, or if our supply of components is disrupted, our reputation would be harmed and we may lose customers, incur penalties from our customers or be unable to attract new customers.
     Furthermore, not all of our suppliers provide us with indemnification regarding our purchases. Other suppliers impose limits on their indemnification obligations. If such components or products infringe the intellectual property rights of a third party either alone or in combination or if we are found to owe license fees or royalties relating to these components or products, our margins and operating results would be severely negatively impacted.
     We also do not currently manufacture certain digital media formats, such as the Memory Stick Duo, xD Picture Card, Secure Digital Card or mini — Secure Digital and certain of our JumpDrive products, with our own controllers. Until we are able to develop our own flash memory controller for these and other products, we must purchase such cards or the components necessary to build such cards from third parties for resale. We do not have long-term supply contracts with all of these suppliers, and therefore face the risks of inadequate supply, price increases, late delivery or unavailability and the need to maintain buffer inventory. If our supply of such products is disrupted, we will lose existing customers and may be unable to replace them or to attract new ones.

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
Our unit volume continues to increase and has strained our operations infrastructure and our supply chain.
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
     We currently intend to implement significant changes in our supply chain to accommodate our growth. These changes will include establishing a new operational hub in Singapore, requiring more of our suppliers to sell us components on consignment, as well as changes to our current distribution arrangements. If these changes are not implemented smoothly, we would be at risk of severe product interruptions which would negatively impact our revenues and our relationships with our customers.
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
     Many new digital cameras and other consumer devices now use digital media formats such as the Secure Digital Card or xD Picture Card formats, which we do not have the rights to manufacture. Our cost structure on these products is higher than our cost structure for other products. The Secure Digital Card was introduced by a consortium consisting of SanDisk, Matsushita and Toshiba. The consortium charges significant license fees to other companies that want to manufacture SD Cards. The Secure Digital Card and the xD Picture Card have rapidly gained broad consumer acceptance. This has resulted, and will likely continue to result in, a decline in demand, on a relative basis, for products that we have the rights to manufacture without the payment of a royalty. SanDisk and M-Systems have created a new organization called U3 which purports to set standards for features relating to USB flash drives. If U3 based USB flash drives were widely accepted and we were required to pay a royalty to manufacture such cards, it would have a negative impact on our margins.
     In 2004 and the first half of 2005, products we purchase and resell significantly increased as a percentage of our total net revenues. We believe that one of our advantages is our ability to offer retailers all major flash card formats, and, if we were unable to supply all flash card formats at competitive prices or if we were to have product shortages, our margins would be adversely impacted and our customers would likely cancel orders or seek other suppliers to replace us.
We market our digital media primarily on the basis of its superior technology. If we are unable to achieve or maintain technological leadership or gain commercial acceptance of the performance and technology advantages of our products, our revenues and gross margins would likely decline significantly.
     We market our digital media primarily on the basis of its performance and technology advantage over our competitors’ products. In doing so, we have emphasized our speed and other advantages over our competitors’ products and have tried to establish ourselves as the brand of choice among professional photographers. In the second quarter of 2005, in collaboration with Canon, we identified a lost image condition found to be rare and specific to select Canon cameras when used with CompactFlash cards, including our own. To ensure compatibility, we offered to rework our Professional 80x CompactFlash cards and Canon offered a camera firmware update to address issues experienced with other cards for customers who experienced the problem with the identified Canon cameras. We and Canon continue to work together to ensure compatibility across product lines. The total estimated cost to rework the affected products is expected to be approximately $0.9 million, all of which has been provided for in the second quarter of 2005. If this incompatibility has a serious negative impact on our reputation with photographers, particularly professional photographers, our revenues and margins will be negatively impacted.
     We label our CompactFlash and some of our JumpDrive and Secure Digital Card products as capable of sustained write speed performance in which 1x is equal to a write speed of 150 kilobytes per second, nomenclature similar to that used in the CD-ROM industry. For example, our 4x CompactFlash digital film is capable of sustained write speeds of at least 600 kilobytes per second. Currently, we offer CompactFlash, Secure Digital and JumpDrive flash drives capable of minimum sustained write speeds up to 80x, 32x and 120x, respectively. Our highest capacity card is currently eight gigabytes. In addition to offering flash memory cards in a variety of speeds and capacities, we are also offering more advanced features in some of our flash media card products, such as Write Acceleration technology, the ActiveMemory TM System and LockTight TM CompactFlash. We also market our JumpDrive products in a range of functionality to target specific consumer needs.
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
     Several companies, such as Cornice, IBM, and Matrix Semiconductor, have introduced competing technologies for use in digital cameras. These include products such as Digital Capture Technology and the MicroDrive. Although the cost per megabyte of rotating media such as Digital Capture Technology and the MicroDrive is lower than that of flash cards, rotating media has historically had higher power consumption and lower reliability than flash cards. Compact discs can also be used as a storage medium for digital cameras and other devices, and, while inexpensive, are quite bulky. We expect to continue to face competition from existing or future competitors that design and market similar or alternative data storage solutions that may be less costly or provide additional features. If a manufacturer of digital cameras or other consumer electronic devices designs one of these alternative competing standards into its products, the digital media we manufacture, as currently configured, will not be compatible with that product and our revenues may decline.
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
     We sell a significant percentage of our digital media products through retailers, most notably in the second quarter of 2005, Best Buy, Office Max, Ritz Camera Centers, Target and Wal-Mart and Sam’s Club. Sales to retailers subject us to many special risks, including the following:
•	continued downward pricing pressure in the retail channel has necessitated, and we expect will continue to necessitate price protection of the inventories of our products that many of our customers carry;

•	retailers may emphasize our competitors’ products over our products or decline to carry our products or we may lose our exclusive relationship with certain retailers;

•	loss of market share if the retailers that carry our products do not grow as quickly and sell as many digital media products as the retailers that carry the digital media products of our competitors;

•	loss of business or monetary penalties if we are unable to satisfy the product needs of these customers or fulfill their orders on a timely basis;

•	increased sales and marketing expenses if we are unable to accurately forecast our customer’s orders, including, among other items, increased freight and fulfillment costs if faster shipping methods are required to meet customer demand;

•	product returns could increase as a result of our strategic interest in assisting retailers in balancing their inventories;

•	reduced ability to forecast sales; and

•	reduced gross margins, delays in collecting receivables and increased inventory levels due to the increasing tendency for some retailers to require products on a consignment basis.
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

     We have entered into a supply agreement with UMC under which we are obligated to provide UMC with a rolling forecast of our anticipated purchase orders. Such forecasts may only be changed by a certain percentage each month. This limits our ability to react to significant fluctuations in demand for our products. If UMC were to become unable or unwilling to continue manufacturing our controllers in the required volumes, at acceptable quality, yields and prices, and in a timely manner, we might not be able to meet customer demand for our products, which could limit the growth and success of our business. We have qualified other fabs, but we cannot assure you that they will have sufficient capacity to accommodate our demand at any particular time. Our contract with UMC terminates in December 2005. If we cannot agree on the terms of a renewal for this agreement, our prices could increase or we could receive less allocation from UMC, either of which would have a negative impact on our revenues and margins.
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
     In order to improve our ability to operate within an increasingly competitive environment, we are taking a variety of measures designed to improve operational efficiency, including streamlining our logistics to improve inventory management and reducing manufacturing costs and operating expenses. One impact of these changes will be that we will carry less inventory as a buffer against irregular deliveries from our suppliers. If we are unsuccessful in our efforts to improve operational efficiency, or, if the third-party subcontractors and suppliers on whom we depend fail to deliver or manufacture products in a timely manner or are unable or unwilling to provide the products and services we obtain from them at the cost and quality we require, our supply of components may be adversely affected. If this were to occur, we would not be able to deliver products to our customers in a timely manner necessary to meet their requirements. As a result, our business could be harmed, we may lose customers, and we may be unable to achieve our goal of returning to profitability.
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
     We may experience difficulty in hiring and retaining candidates with appropriate qualifications. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to existing stockholders and, as a result of SFAS 123(R), would require us to record compensation expense related to such grants, which would result in lower reported earnings. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which could harm our operating results. If we do not succeed in hiring and retaining candidates with appropriate qualifications, we will not be able to grow our business.
We are currently involved in stockholder litigation, and could be involved in additional litigation in the future, which could have a negative impact on our business, operating results, financial position and liquidity.
     In the past, securities class action litigation has often been brought against a company following a period of volatility in the market price of its securities. Following just such a period of volatility in the market price of our securities, we were named (along with our Chief Executive Officer and Chief Financial Officer) as a defendant in federal class action litigation, based principally on allegations that we made misrepresentations regarding our business. In addition, derivative litigation against certain of our officers and directors (in which we were a nominal defendant), based on allegations substantially similar to those in the class action litigation, was commenced in California state court. On August 4, 2005, plaintiffs determined that they would not file an amended complaint. We therefore expect that this action will now be dismissed with prejudice.
     Similar litigation in the future could result in substantial costs and divert management’s attention and resources, which could harm our operating results and our business. In addition, the conduct of these proceedings could negatively impact our stock price, and an unfavorable outcome could have a material adverse impact on our financial position and liquidity.
If our products contain defects, we may incur unexpected and significant operating expenses to correct the defects, we may be required to pay damages to third parties and our reputation may suffer serious harm.
     Although the digital media products that we manufacture are tested after they are assembled, these products are extremely complex and may contain defects. These defects are particularly likely when new versions or enhancements are released. The sale of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. For example, if there are defects in our products that cause loss of data, customers may lose their digital images stored on our digital media. In addition, product defects and errors could result in additional development costs, diversion of technical and management resources, delayed product shipments, increased product returns, product liability claims against us which may not be fully covered by insurance or other operational expenditures. For example, during the second quarter of 2005, in collaboration with Canon, we identified a lost image condition found to be rare and specific to select Canon cameras when used with CompactFlash cards, including our own. To ensure compatibility, we offered an update for our Professional 80x CompactFlash cards and Canon offered a camera firmware update to address issues experienced with other cards to customers who experienced a problem with the identified Canon cameras. The total estimated cost to rework these products is expected to be approximately $0.9 million. Finally, products we source from others may have defects that we cannot quickly fix and that will require us to return them to the manufacturer, which could result in delayed product shipments and damage to our reputation.
Our significant sales outside the United States subject us to increasing foreign political and economic risks, including foreign currency fluctuations, and it may be difficult for us to anticipate demand and pricing in those regions or effectively manage the distributor channels and relationships in those regions.
     Total net revenues outside of the United States accounted for approximately 44.0% of our total net revenues for the six months ended July 1, 2005. We generated a majority of our international revenues from product sales in Europe and from product sales and licensing agreements in Asia. The European and Asian markets are intensely competitive. One of our principal growth strategies is to expand our presence in this and other international markets both through increased international sales and strategic relationships. For example, we are expanding distribution of our products into Latin America, China, India, Malaysia, Indonesia, the Middle East, Russia and Eastern Europe. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our net revenues in future periods. Accordingly, we are subject to international risks, including:

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
     We have foreign subsidiaries in Australia, Great Britain, Japan, Hong Kong, Shanghai and Singapore that operate and sell our products in various global markets. As a result, we are exposed to risks associated with changes in foreign currency exchange rates for our sales as well as our costs denominated in those currencies. We use forward contracts, to manage the exposures associated with our net asset or liability positions. However, we cannot assure you that any policies or techniques that we have implemented will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations.
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
     The Sarbanes-Oxley Act of 2002 that became law in July 2002 required changes in our corporate governance, public disclosure and compliance practices. The number of rules and regulations applicable to us have increased, and will continue to increase, our legal and financial compliance costs and have made some activities more difficult, such as stockholder approval of new option plans. In addition, we have incurred and expect to continue to incur significant costs in connection with compliance with Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting. These laws and regulations and perceived increased risk of liability could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We cannot estimate the timing or magnitude of additional costs we may incur as a result.

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
     Over the last several years, we have derived the majority of our revenue from the digital camera market. Although other applications such as USB storage devices, cell phones, personal digital assistants and MP3 players may consume large volumes of flash cards in the near future, today the digital photography market still remains the primary driver of demand for flash cards. We except that the digital photography market will experience significantly slower growth rates over the next several years. As this market begins to experience slower growth rates, our growth will be increasingly dependent on the development of new markets and new products for NAND flash memory. However, if these new applications do not develop or if we are unable to successfully expand our product offerings into these markets and into the channels that serve these markets, demand for our products may not increase at the same rates as they have in the past. At the present time, the extent to which these new applications will use or continue to use removable digital media is unclear. Cell phones, for example, could use embedded rather than removable storage. In addition, USB storage devices, cell phones or MP3s could use miniature hard disk technologies rather than flash based digital media. Such developments would likely result in a reduction of anticipated future demand for flash media sales thereby negatively impacting our revenues, revenue growth and gross margins.
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
     We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and other methods to protect our proprietary technologies. As of July 1, 2005, we had been granted or allowed 87 patents in the United States and other countries and had 94 pending United States and foreign patent applications. We cannot assure you, however, that:
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Foreign Currency Risk. We sell our products primarily to customers in the U.S. and, to a lesser extent, Asia Pacific, Canada, Europe and Japan. Most of our sales are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our sales will be denominated in British pounds, Canadian dollar, Euro, and the Japanese yen. Foreign currency denominated revenues were approximately 20.5 and 28.2 percent of our total product revenues for the six months ended July 1, 2005 and June 30, 2004, respectively. We purchase our products and the materials and services to build our products primarily from vendors in Korea, Taiwan, Indonesia, China, the United States, the United Kingdom, Germany, Japan and Singapore. Most of these costs are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our costs will be denominated in the Euro, Japanese yen, pound sterling and possibly other currencies. Foreign currency denominated costs were approximately 2.4 and 5.6 percent of our cost of product revenues for the six months ended July 1, 2005 and June 30, 2004, respectively. As a result, it is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar rises in comparison to the local currency, which may make it more difficult to sell our products in that market. Conversely, the prices of our products would become less expensive in a particular foreign market if the value of the U.S. dollar falls in comparison to the local currency, which may make it easier to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. These risks could become more significant as we expand business outside the U.S. or if we increase sales in non-U.S. dollar denominated currencies.
     We have adopted and implemented a hedging policy to mitigate these potential risks. We use forward contracts to mitigate the exposures associated with certain net foreign currency asset or liability positions. However, we cannot assure you that any policies or techniques that we have implemented, or may implement in the future, will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes. During the six months ended July 1, 2005, we entered into hedges on intercompany payables denominated in the British pound and Japanese yen. During the six months ended July 1, 2005, the foreign currency exposures on our net asset and liability positions were not fully hedged. For the six months ended June 30, 2004, net loss on our foreign currency net asset and liability positions was $0.1 million, which was increased by net losses on hedging transactions of $0.8 million. For the six months ended July 1, 2005, losses on our foreign currency net asset and liability positions were $4.1 million and were offset by gains on hedging transactions of $3.8 million. As of July 1, 2005, we held forward contracts with an aggregate notional value of $43.9 million to hedge the risks associated with forecast British pound and Japanese yen denominated assets and liabilities. At July 1, 2005, our aggregate exposure to non-U.S. dollar currencies, net of currency hedge contracts, was approximately $19.8 million. If, at July 1, 2005, we applied an immediate 10% adverse move in the levels of foreign currency exchange rates relative to these exposures, we would incur a foreign exchange loss of approximately $2.0 million.
     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we earn on our investments and the amount of interest expense we pay on borrowings under our line of credit. The risk associated with fluctuating interest rates impacts all of our investments because of the short duration of the investments and our borrowings under our line of credit. Accordingly, our interest rate risk is primarily related to our cash, cash equivalents and short-term investments, which amounted to $1.0 million at July 1, 2005. Our interest rate risk is related only to our $33.4 million of borrowings under our line of credit facility with Wells Fargo Foothill at July 1, 2005. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk and market risk. We plan to mitigate default risk by investing in investment-grade securities. We have historically invested in investment-grade, short-term securities that we have held until maturity to limit our market risk.
     All of the potential changes noted above are based on sensitivity analysis performed on our financial position at July 1, 2005. Actual results may differ materially.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
     Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our President and Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report as well as our Annual Report on Form 10-K, concluded that, our internal control over financial reporting was not effective to provide reasonable assurance that the foregoing objectives are achieved as of December 31, 2004 and July 1, 2005, based upon their findings of two control deficiencies that constituted material weaknesses in connection with: (i) revenue recognition with respect to certain customers (primarily our resellers), including adequate consideration of our estimates regarding offsets to or discounts from revenue such as price protection and promotional activities; and (ii) the accounting for inventory valuation reserves.

  Changes in Internal Control Over Financial Reporting.
•	Revenue recognition. During the first half of 2005, we began taking steps toward remediation of the material weakness described above with respect to revenue recognition by taking the following actions:
•	Hiring additional personnel to review the effects of each price movement on our customer’s inventory and the impact on price protection accruals;

•	Instituting more rigorous policies and procedures regarding the approvals that must be obtained from management personnel before reducing prices to either a specific customer or on a national level;

•	Recording revenue from all of our retail customers on a sell-through basis to ensure that at the time revenue is recognized for financial reporting purposes the effects of offsets or discounts to revenue, including the impact of price moves we implemented in response to price moves by competitors, are accurately reflected in our statement of operations;

•	Increasing training and awareness to sales and marketing representatives on our processes and procedures; and

•	Instituting more rigorous procedures regarding the approvals that must be obtained from management personnel before promotional activities can be accepted.
•	Inventory valuation reserves. During the first half of 2005, we took the following remediation actions to improve our internal control over accounting for inventory valuation reserves:
•	Performing a more detailed review of our inventory to identify all excess and slow moving products;

•	Increased management oversight on the analysis or review of inventory valuation reserves and their changes from period to period;

•	Enhancing review of inventory valuation reserves to ensure that all price reductions are considered to identify write-downs to net realizable value; and

•	Evaluating responsibilities within our finance organization to improve our controls and increase the level of management oversight of the process.
     We believe that these corrective actions, taken as a whole, have mitigated the control deficiencies identified above but we still need to test the effectiveness of these actions. We plan to continue an on-going review and evaluation of our internal control over financial reporting, and we may make other changes as we deem desirable based on management’s reviews and evaluations. For example, we continue to enhance our controls by hiring additional qualified personnel in key financial areas and by automating a number of procedures. We will also institute more rigorous reviews of our consignment inventory that is held at our customers including their reporting processes and procedures. We have been and will continue to expand the number of retail customers who report their channel inventories to us. In addition, we will institute processes that more thoroughly review our customers, procedures and reporting practices.
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
     Except as described above, during the second quarter ended July 1, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
  Litigation with Toshiba
We are involved in three separate lawsuits with Toshiba as follows:
  Lexar Media, Inc. v. Toshiba Corporation, Toshiba America, Inc. and Toshiba America Electronics Corporation
     On November 4, 2002, we filed a lawsuit in Santa Clara County Superior Court against Toshiba Corporation, Toshiba America, Inc. and Toshiba America Electronics Corporation (“TAEC”) alleging theft of trade secrets and breach of fiduciary duty. We later filed an amended complaint to add violation of California Business and Professions Code Section 17200 and to drop without prejudice claims against Toshiba America, Inc. The basis of our allegations were that since our inception in 1996, and including the period from 1997 through 1999 when Toshiba was represented on our Board of Directors, Toshiba had access to and was presented with details of our strategy as well as our methods of achieving high performance flash devices that Toshiba has now incorporated into its flash chips and flash systems.
     Trial began on February 7, 2005, and after a six-week trial, on March 23, 2005 the jury found that Toshiba Corporation and TAEC misappropriated our trade secrets and breached their fiduciary duty to us. The jury awarded us $255.4 million in damages for Toshiba’s misappropriation of trade secrets. The jury also awarded us $58.7 million in damages for Toshiba’s breach of fiduciary duty, $58.7 million in damages for TAEC’s breach of fiduciary duty and $8.2 million in prejudgment interest for breach of fiduciary duty. The jury also found Toshiba and TAEC’s breach of fiduciary duty was oppressive, fraudulent or malicious which supported an award of punitive damages. On March 25, 2005, the jury awarded an additional $84.0 million in punitive damages. The total of these awarded damages is $465.0 million.
     On July 8, 2005, the Superior Court of the State of California entered a Statement of Decision in which it found that Toshiba engaged in unfair or unlawful competition, thereby violating California Business and Professions Code Section 17200. However, the Court declined our request to enter an injunction against Toshiba flash memory products that incorporate our trade secrets.
     We expect that the Court will enter a final judgment in this litigation within the next sixty days. We expect that before the Court issues its final judgment, the parties will brief their respective positions regarding post-verdict interest. After final judgment is entered, we expect that Toshiba will appeal the jury verdict, and we intend to contest such appeal vigorously.
  Toshiba Corporation v. Lexar Media, Inc.; Lexar Media, Inc. v. Toshiba Corporation
     On November 1, 2002, Toshiba Corporation filed a lawsuit seeking declaratory judgment that Toshiba does not infringe our U.S. Patent Nos. 5,479,638; 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,141,249; 6,145,051; 6,172,906; 6,202,138; 6,262,918; 6,374,337; and 6,397,314 or that these patents are invalid. This suit was filed in the United States District Court for the Northern District of California. Toshiba does not seek monetary damages or an injunction in this action. We believe that Toshiba’s claims are without merit and are contesting this lawsuit vigorously.
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
     On February 28, 2003, we filed an answer and our first amended counterclaim against Toshiba for infringement of our U.S. Patent Nos. 5,479,638; 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,141,249; 6,145,051; 6,172,906; 6,202,138; 6,262,918; 6,374,337; and 6,397,314. We are seeking damages as well as an injunction against Toshiba for its products that we allege infringe our patents, including its flash memory chips, flash cards and digital cameras
     Claim construction in our litigation against Toshiba was held in August 2004. The Court issued a claim construction ruling on January 24, 2005. We believe that the claim construction ruling favorably construes the claims of our patents.
     This case has been coordinated for discovery purposes with our litigation against Pretec, PNY, Memtek and C-One. Discovery has now commenced as to all defendants. The Lexar patents at issue in the first phase of the litigation will be Lexar’s U.S. Patent Nos. 5,479,638 entitled “Flash Memory Mass Storage Architecture Incorporation Wear Leveling Technique”; 6,145,051 entitled “Moving Sectors Within Block of Information in a Flash Memory Mass Storage Architecture”; 6,397,314 entitled “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash Memory Device”; 6,202,138 entitled

“Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash”; 6,262,918 entitled “Space Management For Managing High Capacity Nonvolatile Memory”; and 6,040,997 entitled “Flash Memory Leveling Architecture Having No External Latch.” The parties have now mutually dismissed with prejudice all claims regarding U.S. Patent No. 6,172,906.
          On June 8, 2005, the Court issued a scheduling order that bifurcated discovery and trial issues relating to infringement from those relating to willfulness and damages. The Court further established a schedule which currently requires that fact discovery be completed by February 24, 2006 and expert discovery by May 1, 2006. The Court further indicated that it expects to hold a further status conference on August 31, 2006 at which time it will rule on the timing and sequence of trial in the various actions.
     We expect that a trial will take place in one of the patent actions in late 2006.
  Toshiba Corporation v. Lexar Media, Inc.
     On January 13, 2003, Toshiba Corporation filed a lawsuit against us in the United States District Court for the Northern District of California, alleging that we infringe Toshiba’s U.S. Patent Nos. 5,546,351; 5,724,300; 5,793,696; 5,946,231; 5,986,933; 6,145,023; 6,292,850; and 6,338,104. On February 7, 2003, Toshiba Corporation filed an amended complaint and now alleges that we infringe Toshiba’s U.S. Patent Nos. 5,546,351; 5,724,300; 5,793,696; 5,946,231; 5,986,933; 6,094,697; 6,292,850; 6,338,104; and 5,611,067. In this action, Toshiba Corporation seeks injunctive relief and damages. Toshiba’s patents appear to primarily relate to flash components that we purchase from vendors who provide us with indemnification. On March 5, 2003, we filed an answer in which we are seeking a judgment that we do not infringe these patents or that they are invalid or unenforceable. We believe that Toshiba’s claims are without merit and intend to contest this lawsuit vigorously.
     Discovery in this case has commenced. This case has been coordinated with the other patent litigation currently pending. As discussed above, the Court established a schedule which currently requires that fact discovery be completed by February 24, 2006 and expert discovery by May 1, 2006. The Court further indicated that it expects to hold a further status conference on August 31, 2006 at which time it will rule on the timing and sequence of trial in the various actions. We expect that a trial will take place in one of the patent actions in late 2006.
     At this time, we are unable to reasonably estimate the possible range of loss for this proceeding and, accordingly, have not recorded any associated liabilities on our condensed consolidated balance sheet.
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

     In a second amended complaint, we added counterclaims for infringement on the additional patents for which Fuji has sought declaratory relief, U.S. Patent Nos. 5,907,856; 5,930,815; 6,034,897; and 6,134,151. Discovery in this case has commenced. This case has been coordinated with the other patent litigation currently pending. As discussed above, the Court established a schedule which currently requires that fact discovery be completed by February 24, 2006 and expert discovery by May 1, 2006. The Court further indicated that it expects to hold a further status conference on August 31, 2006 at which time it will rule on the timing and sequence of trial in the various actions. We expect that a trial will take place in one of the patent actions in late 2006.
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
     On April 13, 2001, we filed an amended complaint in our litigation with Pretec and PNY, naming Memtek as an additional defendant. On June 26, 2001, the Court allowed us to file our second amended complaint in our litigation with Pretec and PNY, naming C-One as an additional defendant and adding our U.S. Patent No. 5,479,638 against all of the defendants. In this action we allege that PNY and the other defendants infringe our U.S. Patent Nos. 5,479,638, 5,818,781, 5,907,856, 5,930,815 and 6,145,051. This suit is pending in the United States District Court for the Northern District of California. We are seeking injunctive relief and damages against all of the defendants.
     Discovery in this case has commenced. This case has been coordinated with the other patent litigation currently pending. As discussed above, the Court established a schedule which currently requires that fact discovery be completed by February 24, 2006 and expert discovery by May 1, 2006. The Court further indicated that it expects to hold a further status conference on August 31, 2006 at which time it will rule on the timing and sequence of trial in the various actions. We expect that a trial will take place in one of the patent actions in late 2006.
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
     Discovery has commenced. Based on the Court’s current schedule, we expect to increase activity levels in this litigation in the second half of 2005. We believe the plaintiff’s claims are without merit and intend to contest them vigorously. At this time, we are unable to reasonably estimate the possible range of loss for this proceeding and, accordingly, have not recorded any associated liabilities on our condensed consolidated balance sheet.
  Stockholder Litigation
     On May 21, 2004, we, along with our Chief Executive Officer and Chief Financial Officer, were named as defendants in a federal class action in the United States District Court for the Northern District of California. That action was brought allegedly on behalf of a class of plaintiffs who purchased our common stock, and asserted claims under Sections 10(b) and 20(a) of the Exchange Act, as well as Rule 10b-5 promulgated thereunder, based principally on allegations that we made misrepresentations regarding our business. Six similar class actions have since been filed in the Northern District of California. The Court subsequently appointed a lead plaintiff and ordered that those actions be consolidated. In October 2004, plaintiffs filed a consolidated amended complaint, on behalf of those who purchased our stock between October 16, 2003 and April 16, 2004. On July 5, 2005, the Court granted our motion to dismiss the consolidated amended complaint, but granted plaintiffs leave to amend within thirty days.
     On August 4, 2005, plaintiffs determined that they would not file an amended complaint. We therefore expect that this action will now be dismissed with prejudice.
     On June 4, 2004, a stockholder derivative lawsuit was filed in the Superior Court of the State of California, Alameda County, in which we are a nominal defendant and certain of our officers and directors are defendants. A substantially identical derivative action was filed thereafter in the same court. The derivative actions are based on allegations substantially similar to those in the federal class actions. On November 29, 2004, the Court sustained defendants’ demurrer to the complaint but granted plaintiffs leave to amend. On December 21, 2004, plaintiff filed an amended complaint. On March 21, 2005, the Court sustained defendants’ demurrer to the amended complaint without leave to amend, on the grounds that plaintiffs failed to show that pre-suit demand on our board of directors should be excused. Plaintiffs have given notice that they intend to appeal this decision. We do not believe that plaintiffs have any basis for their allegations, particularly in light of the status of the purported federal class action cases discussed above. If plaintiffs decide to pursue their appeal, we will contest such claims vigorously.
     At this time, we are unable to reasonably estimate the possible range of loss for these stockholder litigation matters and, accordingly, have not recorded any associated liabilities on our condensed consolidated balance sheet.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Pursuant to the terms of a Purchase Agreement dated March 30, 2005, on May 27, 2005,we sold an aggregate of $10 million in aggregate principal amount of our 5.625% Senior Convertible Notes due 2010 (the “Notes”) to two institutional investors upon the exercise by the investors of their option to purchase such Notes under the same terms as an initial purchase of $60 million in aggregate principal amount of Notes by the investors in March 2005. The Notes are currently convertible into shares of our common stock at a conversion price of $6.68 per share. However, this conversion price is subject to adjustment under certain circumstances, including stock splits, stock dividends or distributions and other anti-dilution adjustments. The issuance and sale of the Notes was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act and Rule 144A promulgated thereunder. We did not utilize any underwriters in the sale of the Notes, but J.P. Morgan Securities Inc. acted as our exclusive placement agent in connection with the sale of the Notes. We paid J.P. Morgan Securities Inc. for their services as our exclusive placement agent. We used the proceeds of the Notes for working capital purposes.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our 2005 Annual Meeting of Stockholders was held on June 9, 2005 at the Fremont Marriott, 46100 Landing Parkway, Fremont, California. At the meeting, our stockholders voted upon the following matters: (1) the election of three Class II directors, William T. Dodds, Brian D. Jacobs and Eric B. Stang, each for a term of three years and until his successor has been elected and qualified or until his earlier resignation, death or removal; (2) reapproval of the Internal Revenue Code Section 162(m) limits of our 2000 Equity Incentive Plan to preserve our ability to receive corporate income tax deductions that may become available pursuant to Section 162(m); and (3) the ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005. The results of each proposal are as follows:
     In Proposal No. 1, our stockholders elected three Class II directors to serve for a three-year term expiring at the Annual Meeting of Stockholders in 2008. The nominees received the following votes:

	For	Withheld
William T. Dodds	70,439,858	1,592,861
Brian D. Jacobs	70,426,303	1,606,416
Eric B. Stang	70,590,039	1,442,680
     In Proposal No. 2, our stockholders reapproved the Internal Revenue Code Section 162(m) limits of our 2000 Equity Incentive Plan to preserve our ability to receive corporate income tax deductions that may become available pursuant to Section 162(m). This proposal received the following votes:

Votes
For	23,604,294
Against	2,316,622
Abstain	269,444
Broker Non-Votes	45,842,359

     In Proposal No. 3, our stockholders ratified the appointment of PricewaterhouseCoopers LLP as our registered independent public accounting firm for the fiscal year ending December 31, 2005. This proposal received the following votes:

Votes
For	71,463,097
Against	472,724
Abstain	96,898
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

Date: August 9, 2005

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