Form 10-Q
period 2005-09-30
LEXAR MEDIA INC
filed 2005-11-09
CIK 1058289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-31103
LEXAR MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0723123 (I.R.S. Employer Identification No.)

47300 Bayside Parkway Fremont, California (Address of principal executive offices)	94538 (Zip Code)
(510) 413-1200
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of October 28, 2005: 80,725,856

LEXAR MEDIA, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005
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

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
LEXAR MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$151,340	$27,705
Restricted cash	5,000	5,000
Short-term investments	1,000	7,738
Accounts receivable, net of allowances for sales returns, discounts and doubtful accounts of $11,298 and $16,085, respectively	65,905	170,365
Inventories	155,336	177,655
Prepaid expenses and other current assets	10,590	12,799

Total current assets	389,171	401,262
Property and equipment, net	11,745	10,305
Intangible assets, net	246	347
Other assets	2,917	82

Total assets	$404,079	$411,996

LIABILITIES AND STOCK HOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131,434	$163,341
Accrued liabilities	42,398	70,029
Deferred license revenue and product margin	25,952	23,759
Notes payable to bank	29,087	40,000

Total current liabilities	228,871	297,129
Deferred license revenue, net of current portion	—	173
Senior convertible notes payable	70,000	—

Total liabilities	298,871	297,302
Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 80,476,716 and 79,234,651 shares issued and outstanding	8	8
Additional paid-in capital	285,130	282,501
Accumulated deficit	(179,886)	(167,465)
Accumulated other comprehensive loss	(44)	(350)

Total stockholders’ equity	105,208	114,694

Total liabilities and stockholders’ equity	$404,079	$411,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net revenues:
Product revenues	$184,868	$164,069	$607,370	$487,255
License and royalty revenues	4,530	1,152	6,293	5,891

Total net revenues	189,398	165,221	613,663	493,146
Cost of product revenues	160,829	141,650	529,808	434,641

Gross margin	28,569	23,571	83,855	58,505

Operating expenses:
Research and development	3,172	2,484	9,518	7,170
Sales and marketing	14,577	16,180	50,730	41,348
General and administrative	8,444	8,292	32,415	20,245

Total operating expenses	26,193	26,956	92,663	68,763

Income (loss) from operations	2,376	(3,385)	(8,808)	(10,258)
Other income (expense):
Interest and other expense	(1,368)	(363)	(3,221)	(710)
Interest and other income	721	243	1,306	671
Foreign exchange gain (loss), net	272	344	(66)	(518)

Total other income (expense)	(375)	224	(1,981)	(557)

Income (loss) before income taxes	2,001	(3,161)	(10,789)	(10,815)
Income taxes (benefit)	(90)	355	1,632	1,369

Net income (loss)	$2,091	$(3,516)	$(12,421)	$(12,184)

Net income (loss) per common share — basic:	$0.03	$(0.04)	$(0.16)	$(0.15)

Net income (loss) per common share — diluted:	$0.02	$(0.04)	$(0.16)	$(0.15)

Shares used in computing net loss per common share — basic:	80,307	79,092	79,888	78,745

Shares used in computing net loss per common share — diluted:	85,753	79,092	79,888	78,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(12,421)	$(12,184)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:	—
Depreciation and amortization	3,170	1,628
Amortization of short-term investment premium	—	49
Loss on disposition of assets	—	51
Tax benefit from stock option and employee stock purchase plans	—	466
Provision to record inventory at net realizable value	12,032	2,790
Amortization of deferred financing costs	491	—
Change in operating assets and liabilities:
Accounts receivable, net	102,726	(17,042)
Inventories	8,320	(33,933)
Prepaid expenses and other assets	2,764	(4,560)
Accounts payable and accrued liabilities	(55,293)	40,578
Deferred license revenue and product margin	1,990	(8,584)

Net cash provided by (used in) operating activities	63,779	(30,741)
Cash flows from investing activities:
Purchase of property and equipment	(4,578)	(4,010)
Proceeds from sale or maturity of short-term investments	8,738	6,600
Purchase of short-term investments	(2,000)	(25,910)

Net cash provided by (used in) in investing activities	2,160	(23,320)
Cash flows from financing activities:
Issuance of stock under employee stock purchase plan	1,835	1,198
Exercise of stock options	851	1,805
Proceeds from issuance of convertible promissory notes’ net of issuance costs	66,254	—
Proceeds from asset-based notes payable to bank, net of issuance costs	28,507	—
Repayment of revolving credit notes payable to bank	(40,000)	—
Repayment of notes receivable from stockholders	—	412

Net cash provided by financing activities	57,447	3,415

Effect of foreign currency exchange rates on cash and cash equivalents	249	139

Net increase (decrease) in cash and cash equivalents	123,635	(50,507)
Cash and cash equivalents at beginning of period	27,705	115,698

Cash and cash equivalents at end of period	$151,340	$65,191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1-Basis of Presentation
          We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the results for the periods presented. In addition, certain reclassifications have been made to prior year balances in order to conform to the current year presentation. The reclassifications had no impact on our results of operations.
          The financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2005. The condensed consolidated balance sheet data as of December 31, 2004 was derived from our audited financial statements.
          The results of our operations for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of results that may be expected for any future period, including the full fiscal year.
Note 2-Third Quarter Adjustment Relating to Prior Periods
          Our results for the three and nine months ended September 30, 2005 includes an adjustment to correct certain errors relating to excess accruals for goods received not invoiced during prior reporting periods. As a result of this error, our net income for the three and nine months ended September 30, 2005 is overstated by $1.1 million and $0.8 million, respectively ($0.8 million and $0.5 million relating to the correction of the overstatement of our previously reported net losses for the three month periods ended December 31, 2004 and March 31, 2005, respectively, and $0.2 million relating to the understatement of our previously reported net loss for the three months ended June 30, 2005). We believe that such amounts are not material to previously reported financial statements and have concluded that correcting such amounts in the third quarter of 2005, as opposed to restating prior quarters, is appropriate in the circumstances. The correction resulted in a reduction to cost of revenue during the third quarter of 2005, increasing gross margin from 14.5% to 15.1% and earnings per diluted share from $0.01 to $0.02 for the quarter. The effect on the nine months ended September 30, 2005 was to increase gross margin from 13.6% to 13.8% and reduce the loss per diluted share from ($0.17) to ($0.16).
Note 3-Summary of Selected Accounting Policies
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
     License and Royalty Revenues
          We recognize license revenue when we have a signed license agreement, the technology (if any) has been delivered, there are no remaining significant obligations under the agreement, the fee is fixed or determinable and non-refundable, there are no extended payment terms and collectibility is reasonably assured. When royalties are based on the volume of products sold that incorporate our technology, revenue is recognized in the period for which license sales are reported to us.
          Revenues from multiple-element arrangements are accounted for in accordance with Emerging Issues Taskforce (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables”. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license arrangement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.
          We actively enforce our patented technologies. This includes pursuing third parties that we believe are infringing our intellectual property and may also in the future include auditing parties who we believe have under-reported the amount of royalties owed pursuant to their license agreement with us. As a result of such activities, from time to time, we may recognize royalty revenues that relate to infringements that occurred in prior periods. These royalty revenues may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. Differences between amounts initially recognized and amounts subsequently determined as an adjustment to those amounts are recognized in the period such adjustment is determined as a change in accounting estimate. As of September 30, 2005 and December 31, 2004, current deferred license revenue was $0.3 million and $0.5 million, respectively.
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

          We classify our entire investment portfolio as available-for-sale at the time of purchase and periodically reevaluate such designation. Debt securities classified as available-for-sale are reported at fair value. Unrecognized gains or losses on available-for-sale securities are included in equity until their disposition. As of September 30, 2005, the amount of unrecognized gain related to our available-for-sale investment portfolio was approximately $1,000. If realized gains and losses and declines in value are judged by management to be other than temporary on available-for-sale securities, then the cost basis of the security is written down to fair value and the amount of the write-down is included in current net income (loss). The cost of securities sold is based on the specific identification method.
          Fair value of available-for-sale securities is based upon quoted market prices. Gross realized gains and losses on sales of available-for-sale securities were immaterial for the three and nine months ended September 30, 2005 and September 30, 2004.
          Our short-term investments at September 30, 2005 consisted of corporate debt securities of approximately $1.0 million. Our short-term investments at December 31, 2004 included U.S. government obligations of approximately $4.0 million and corporate debt securities of approximately $3.7 million. All short-term investments had a contractual maturity of less than six months at September 30, 2005.
     Shipping and Handling Costs
          Certain shipping and handling costs are included in selling and marketing costs in the statements of operations. These costs were $4.5 million for the three months ended September 30, 2005, $5.5 million for the three months ended September 30, 2004, $16.5 million for the nine months ended September 30, 2005 and $13.3 million for the nine months ended September 30, 2004. Shipping and handling fees charged to customers are included in revenues. We defer the shipping and handling costs associated with shipments for which revenue has not yet been recognized. Deferred shipping and handling costs of $3.0 million are recorded in prepaid expenses and other current assets on the consolidated balance sheet at both September 30, 2005 and December 31, 2004, respectively.

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
     Pro forma information regarding net loss per share, which is calculated as if our stock options, employee stock purchase plan and the restricted stock issuances had been determined based on the fair value as of the grant date consistent with the provision of SFAS No. 123, and SFAS No. 148, are as follows for the three and nine-month periods ended September 30, 2005 and September 30, 2004, respectively (in thousands, except per share amounts):

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
As reported:
Net income (loss)	$2,091	$(3,516)	$(12,421)	$(12,184)
Add: Stock based compensation expense (reversal) included in reported net income (loss)	––	––	(56)	––
Less: Pro forma compensation expense determined based on fair value, net of tax	(5,677)	(6,661)	(12,972)	(18,564)

Pro forma net loss	$(3,586)	$(10,177)	$(25,449)	$(30,748)

Net income (loss) per common share––basic, as reported	$0.03	$(0.04)	$(0.16)	$(0.15)

Net income (loss) per common share––basic, pro forma	$(0.04)	$(0.13)	$(0.32)	$(0.39)

Net income (loss) per common share––diluted, as reported	$0.02	$(0.04)	$(0.16)	$(0.15)

Net income (loss) per common share––diluted, pro forma	$(0.04)	$(0.13)	$(0.32)	$(0.39)

     In accordance with the provisions of SFAS 123, the fair value of each option or ESPP share is estimated using the following assumptions at the date of grant:

	Three Months	Three Months	Three Months	Three Months	Nine Months	Nine Months	Nine Months	Nine Months
	ended	ended	ended	ended	ended	Ended	ended	Ended
	September	September	September	September	September	September	September	September
	30, 2005	30, 2004	30, 2005	30, 2004	30, 2005	30, 2005	30, 2004	30, 2004
	Options	Options	ESPP	ESPP	Options	ESPP	Options	ESPP
Weighted average fair value per option	$3.98	$3.97	$2.67	$1.62	$3.64	$1.91	$6.94	$2.05
Risk free interest rate	3.96%	3.35%	3.74%	1.83%	3.70%	3.05%	3.56%	1.70%
Expected life (years)	4.08	4.06	1.25	0.58	4.03	1.25	4.12	0.8
Expected stock price volatility	98%	93%	107%	89%	90%	88%	92%	87%
Dividend yield	—	—	—	—	—	—	—	—

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
     In the second quarter of 2005, in collaboration with Canon, we identified a lost image condition found to be rare and specific to select Canon cameras when used with CompactFlash cards, including our own. To ensure compatibility, we offered to rework our Professional 80x CompactFlash cards and Canon offered a camera firmware update to address issues experienced with other cards for customers who experienced the problem with the identified Canon cameras. We and Canon continue to work together to ensure compatibility across product lines. The total estimated cost to rework the affected products is expected to be approximately $0.9 million, all of which was provided for in the second quarter of 2005. Aggregate costs incurred to rework the affected products during the second and third quarter of 2005 were approximately $0.3 million. Prior to this event, warranty expenses were not material.
  Product Revenues
     We follow SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We operate in one segment, using one measurement of profitability to manage our business. During the third quarter of 2005, our controller, digital media accessories and other component sales increased to approximately 26.2% of our product revenues primarily due to sales of other components to OEM customers.
  Product revenues by product type (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Digital media	$136,390	$160,769	$491,693	$474,965
Controller, digital media accessories and other components	48,478	3,300	115,677	12,290

Product revenues	$184,868	$164,069	$607,370	$487,255

Note 4-Restricted Cash
     Restricted cash represents cash and cash equivalents used to collateralize standby letters of credit related to purchasing agreements with our suppliers. Cash restricted under standby letters of credit amounted to $5.0 million at both September 30, 2005 and December 31, 2004.
Note 5-Balance Sheet Disclosures (in thousands):
     Inventory consisted of the following:

	September 30,	December 31,
	2005	2004
Inventories:
Raw materials	$44,047	$16,981
Controllers	7,242	9,848
Digital media products	102,167	147,909
Ancillary products	1,880	2,917

	$155,336	$177,655

Note 6-Net Income (Loss) Per Common Share (in thousands, except per share data):
     Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by giving effect to all dilutive potential common shares, including options, warrants and convertible notes. The numerator and denominator used in the calculation of historical basic and diluted net income (loss) per share is as follows (in thousands, except per common share amounts):

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Numerator for basic and diluted net income (loss) per common share:
Net income (loss)	$2,091	$(3,516)	$(12,421)	$(12,184)

Denominator for basic and diluted net income (loss) per common share:
Weighted average common shares outstanding, basic	80,307	79,092	79,888	78,745

Incremental common shares attributable to exercise of outstand stock options and warrants (assuming proceeds would be used to purchase common stock)	5,446	—	—	—

Weighted average common shares outstanding, diluted	85,753	79,092	79,888	78,745

Net income (loss) per common share-basic	$0.03	$(0.04)	$(0.16)	$(0.15)

Net income (loss) per common share- diluted	$0.02	$(0.04)	$(0.16)	$(0.15)

  Anti-dilutive Securities
     Securities listed below have not been included in the computations of diluted net income (loss) per share for the three- and nine-month periods ended September 30, 2005 and September 30, 2004, because the inclusion of these securities would be anti-dilutive (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Weighted average shares under warrants for common stock	—	41	21	41
Weighted average shares under options for common stock	10,316	19,108	19,853	19,108
Weighted average shares under convertible notes	10,476	—	6,776	—
Note 7-Notes Payable:
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
     On February 28, 2005, we entered into a three-year asset based revolving credit facility arranged and agented by Wells Fargo Foothill with a maximum loan commitment of $80.0 million. The actual amount available for borrowing depends upon the value of our North American accounts receivable base. At September 30, 2005 the amount available to us under this facility was $34.9 million of which we had borrowed $29.1 million. Borrowings under this facility bear interest at our choice of one of two floating rates: either an annual rate equal to LIBOR plus 1.75 to 2.25 percentage points, depending on availability under the facility and the amount of our unrestricted cash, or an annual rate equal to the bank’s prime rate plus 0.25 to 0.75 percentage points, depending on availability under the facility and the amount of our unrestricted cash. At September 30, 2005, the annual interest rate for borrowings under the facility was 7.00 percent determined using the bank’s prime rate.

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
     Pursuant to the credit agreement with Wells Fargo Foothill, we must comply with certain affirmative and negative covenants. The affirmative covenants include a restriction on capital expenditures of up to $3.5 million in any fiscal year and a requirement that we report losses before interest, tax, depreciation and amortization, commonly referred to as “EBITDA,” of not more than a loss of $22.5 million for the six months ended June 30, 2005, a loss of $18.2 million for the nine months ending September 30, 2005, a loss of $4 million for the year ending December 31, 2005 and a loss of not more than the loss in the immediately preceding period for any trailing twelve month period thereafter. However, as of September 30, 2005, we were not subject to the foregoing affirmative covenants because our qualified cash under the agreement was in excess of $40 million, we had raised capital in excess of $50 million since entering into the credit facility, and there were no known defaults under the agreement. The negative covenants with which we must comply include, among others: limitations on indebtedness; liens; distribution or disposal of assets; changes in the nature of our business; investments; mergers or consolidations with or into third parties; transactions with affiliates; and modifications to material agreements in a manner materially adverse to the lender.
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
Note 8 — Senior Convertible Notes Payable
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
Note 9-Comprehensive Income (Loss):
     The following table sets forth the components of comprehensive income (loss), for the three and nine months ended September 30, 2005 and September 30, 2004 (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net income (loss)	$2,091	$(3,516)	$(12,421)	$(12,184)
Other comprehensive income:
Effect of foreign currency translation	127	69	291	53
Unrealized gains (losses) on available for sale securities	—	(25)	15	(25)

Total other comprehensive income:	127	44	306	28

Comprehensive income (loss)	$2,218	$(3,472)	$(12,115)	$(12,156)

     Accumulated other comprehensive loss at September 30, 2005 and December 31, 2004 was $ 44,000 and $350,000, respectively, and was attributable primarily to the effects of foreign currency translation.
Note 10-Hedging:
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
     We record our hedges of foreign currency denominated assets and liabilities at fair value, with the related gains or losses recorded in foreign exchange gain (loss) in the unaudited Condensed Consolidated Statements of Operations. The foreign exchange gains and losses on these contracts were substantially offset by transaction losses and gains on the underlying balances being hedged. In addition, at September 30, 2005, we had foreign currency denominated assets and liabilities that were not hedged. Our net foreign exchange losses for the nine-month periods ended September 30, 2005 and September 30, 2004 were approximately $0.1 million and $0.5 million, respectively. As of September 30, 2005 and December 31, 2004, we held forward contracts for yen and pound sterling with aggregate notional values of $50.4 million and $59.5 million, respectively.

Note 11-Contingencies
  Indemnifications
     We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically these obligations arise in connection with sales contracts and license agreements under which we customarily agree to hold the other party harmless against any losses incurred as a result of a claim by any third party with respect to our products. We also typically agree to pay any costs incurred in defense of any such claim. The terms of the indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, the amounts required to defend indemnification claims have been insignificant. Accordingly, we did not accrue any amounts for these indemnification obligations.
     We have agreements whereby our directors and officers are indemnified for certain events or occurrences while the officer or director is serving at our request in such capacity. The maximum amount of future payment we could be required to make under these indemnification agreements is unlimited; however, we have a directors’ and officers’ insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities for these agreements.
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
     Trial began on February 7, 2005, and after a six-week trial, on March 23, 2005 the jury found that Toshiba Corporation and TAEC misappropriated our trade secrets and breached their fiduciary duty to us. The jury awarded us $255.4 million in damages for Toshiba’s misappropriation of trade secrets. The jury also awarded us $58.7 million in damages for Toshiba’s breach of fiduciary duty, $58.7 million in damages for TAEC’s breach of fiduciary duty and $8.2 million in prejudgment interest for breach of fiduciary duty. The jury also found Toshiba and TAEC’s breach of fiduciary duty was oppressive, fraudulent or malicious which supported an award of punitive damages. On March 25, 2005, the jury awarded an additional $84.0 million in punitive damages. The total of these awarded damages is over $465.0 million.
     On July 8, 2005, the Superior Court of the State of California entered a Statement of Decision in which it found that Toshiba engaged in unfair or unlawful competition, thereby violating California Business and Professions Code Section 17200. However, the Court declined our request to enter an injunction against Toshiba flash memory products that incorporate our trade secrets.
     On September 30, 2005, the Court issued an order concerning two post-trial motions. First, the Court ruled against defendants’ motion that the jury’s verdict was merely advisory with respect to unjust enrichment. Second, the Court denied our motion for post-verdict, prejudgment interest.
     On October 14, 2005, the Court entered final judgment affirming the jury’s verdict. Now that the judgment is final, California law requires that interest accrue on the amount of the judgment at the statutory rate of 10 percent simple interest, which is approximately $46 million per year. The Court has scheduled a hearing on defendant’s motion for a new trial and motion for judgment notwithstanding the verdict for November 28, 2005.
     On October 12, 2005 and October 26, 2005, respectively, the Court of Appeals and the California Supreme Court declined to review Toshiba’s interim appeals requesting delay of the entry of final judgment and stay of post-judgment proceedings in this case.

     Toshiba has publicly indicated that it intends to appeal the jury verdict, and we intend to contest such appeal vigorously.
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
     On September 16, 2005, Fuji filed a lawsuit against us in the United States District Court for the Southern District of New York, alleging that certain of our flash cards infringe Fuji’s U.S. Patent No.’s 5,303,198; 5,386,539; and 5,390,148. We have not yet been served with the complaint. In this action, Fuji seeks injunctive relief and damages. We believe that Fuji’s claims are without merit and intend to contest this lawsuit vigorously. At this time, we are unable to reasonably estimate the possible range of loss for this proceeding and, accordingly, have not recorded any associated liabilities on our condensed consolidated balance sheet.
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

  Litigation With Willem Vroegh
     On February 20, 2004, an individual, Willem Vroegh, sued us, along with Dane-Elec Memory, Fuji Photo Film USA, Eastman Kodak Company, Kingston Technology Company, Inc., Memorex Products, Inc.; PNY Technologies Inc., SanDisk Corporation, Verbatim Corporation, and Viking InterWorks, alleging that our description of the capacity of our flash memory cards is false and misleading under California Business and Professions Code Sections 17200 and 17500. The plaintiff has also asserted allegations for breach of contract, common law claims of fraud, deceit and misrepresentation; as well as a violation of the Consumers Legal Remedies Act, California Civil Code Sec. 175, all arising out of the same set of facts. Plaintiff seeks restitution, disgorgement, compensatory damages and injunctive relief and attorneys’ fees.
     Discovery has commenced. Based on the Court’s current schedule, we expect to increase activity levels in this litigation in the fourth quarter of 2005. We believe the plaintiff’s claims are without merit and intend to contest them vigorously. At this time, we are unable to reasonably estimate the possible range of loss for this proceeding and, accordingly, have not recorded any associated liabilities on our condensed consolidated balance sheet.
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
     On August 4, 2005, plaintiffs determined that they would not file an amended complaint. On September 6, 2005, the Court entered a stipulated dismissal with prejudice.
     On June 4, 2004, a stockholder derivative lawsuit was filed in the Superior Court of the State of California, Alameda County, in which we are a nominal defendant and certain of our officers and directors are defendants. A substantially identical derivative action was filed thereafter in the same court. The derivative actions are based on allegations substantially similar to those in the federal class actions. On November 29, 2004, the Court sustained defendants’ demurrer to the complaint but granted plaintiffs leave to amend. On December 21, 2004, plaintiff filed an amended complaint. On March 21, 2005, the Court sustained defendants’ demurrer to the amended complaint without leave to amend, on the grounds that plaintiffs failed to show that pre-suit demand on our board of directors should be excused. Plaintiffs did not appeal this decision within the required time period. As a result, this action has been dismissed.
Note 12-Recent Accounting Pronouncements
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
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. Management is currently evaluating the impact of adopting SFAS No. 123R; however, it believes the adoption of SFAS No. 123R will have a significant impact on net income (loss) and net income (loss) per share. The impact on our financial statements will be dependent on the transition method, the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life. The pro-forma disclosures of the impact of SFAS No. 123 provided in Note 3 to the Condensed Consolidated Financial Statements may not be representative of the impact of adopting SFAS No. 123R.

     In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We are required to adopt SFAS 153, on a prospective basis, for nonmonetary exchanges beginning after June 15, 2005. The adoption of SFAS No. 153 did not have an impact on our consolidated results of operations.
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
Note 13-Subsequent Events
     During October 2005, we entered into an agreement with Samsung that extended the term of the original license agreement for five years through March 2011 and significantly expands the scope of the original license agreement to cover Samsung products that were not previously included in the original license grant. As a result, we will receive significant license payments during the fourth quarter of 2005 and the first quarter of 2006. As these payments relate to additional rights granted during the term of the original license agreement, these payments will not recur after the first quarter of 2006.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about trends and uncertainties in our business, such as our expectations about our liquidity, flash memory supply, pricing strategy, plans to change product mix, expected growth, plans to manufacture new flash memory products, and expected future trends in component costs and operating expense levels. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those set forth under “Risks That Could Affect Future Results” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date hereof.
Changes to Previously Announced Third Quarter Results
     Subsequent to the October 27, 2005 announcement of our third quarter 2005 results, we have made certain adjustments to our reported results to correct certain errors. One adjustment was to reduce inventory and recognize an additional $1.6 million cost of product revenue to correct an error arising from incorrect profit elimination.
     A second adjustment is a $1.1 million benefit to cost of product revenue, related to the excess accruals for goods received but not invoiced in an aggregate amount of $1.1 million during prior reporting periods ($0.8 million relating to the fourth quarter of 2004 and $0.5 million relating to the first quarter of 2005, partially offset by $0.2 million relating to the second quarter 2005). We believe that such amounts are not material to previously reported financial statements and have concluded that correcting such amounts in the third quarter of 2005, as opposed to restating prior quarters, is appropriate in the circumstances. This correction resulted in a reduction to cost of revenue during the third quarter of 2005, increasing gross margin from 14.5% to 15.1%. The effect on the nine months ended September 30, 2005 was to increase gross margin from 13.6% to 13.8% and reduce the loss per diluted share from ($0.17) to ($0.16).
     The third adjustment was $0.2 million benefit for a revision of an estimate on certain license and market development fund expenses.

As a result of these adjustments, we recorded a net increase in cost of product revenues of $449,000, a decrease in sales and marketing expenses of $100,000, and an overall reduction in net income of $349,000. The adjustments impacted our cost of product revenue, gross margin, total operating expenses, income from operations, income before income taxes, net income and net income per common share — diluted.
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
     In the first quarter of 2005, we announced that we would focus our business on profitability, potentially at the expense of revenue growth and market share. Consistent with this strategy, during the first nine months of 2005, we have reduced the number of our promotional programs and, although we lowered our selling prices, we did so on a selective basis and generally maintained a price premium in relation to our competitors’ prices. Our product gross margins decreased slightly during the third quarter of 2005 to 13.0% compared from 13.1% in the second quarter and improved slightly from the 12.3% in the first quarter of 2005. Our product gross margins in the second quarter of 2005 included a one-time negotiated cost settlement with a supplier which had the effect of significantly improving our second quarter gross product margins by approximately 5.6 percentage points. We expect that our competitors will continue to reduce selling prices in the fourth quarter of 2005 despite our expectation that industry demand for flash memory during the fourth quarter of 2005 will continue to be greater than available supply. We intend to continue to manage our selling prices with the intention of focusing on profitability while balancing our goal to maintain our retail market position. If we need to lower our prices in the fourth quarter of 2005 and beyond and cannot offset such lower prices with lower costs, it will have a negative impact on our gross margins. We are also planning to take steps to change our product mix by emphasizing sales of our premium products, which generally carry higher gross margins, and we continue to seek additional license and royalty income.
     During the first nine months of 2005, although our revenues increased compared to the first nine months of 2004, our product revenue related to sales to resellers decreased as a percentage of our total revenue as certain of our resellers have not accepted price premiums for our products, and have added other vendors’ products. At other resellers where we are priced at a premium to our competition, our sell through has declined or has not grown as quickly as the market has grown. At the same time, we significantly increased sales of controllers, digital media accessories and other components to OEM customers, largely driven by opportunistic sales of other components, and sales of these products generally provide a slightly lower gross margin percentage than our digital media sales. We do not, however, expect this trend to continue and expect that such sales of other components will decrease significantly in the fourth quarter of 2005 and beyond. Revenues from the sale of controllers, digital media accessories and other components increased to $115.7 million in the first nine months of 2005 compared to $12.3 million in the first nine months of 2004.
     If the retail selling prices of our products are not competitive with our competitors’ selling prices, our resellers may further reduce their orders, purchase from other vendors or return unsold product to us. During 2005, we have lost product placements to our competitors at Wal-Mart and Sam’s Club, Comp USA and other resellers due to our pricing strategy and competitive pricing pressures. We have experienced an increase in product returns as a result. In addition, at Wal-Mart and Sam’s Club, which collectively accounted for approximately 19% of our gross revenue in the third quarter of 2005, we may experience a significant decline in sales due to their addition of other vendors’ products into their stores.
     We are focused on efforts aimed at ensuring that our costs for flash memory and components will enable us to sell our products at competitive prices, that we have sufficient cash to fund our operations, that our supply of flash memory and flash card components is sufficient to meet our anticipated supply needs, that our supply chain can support the rates of growth we expect and that we have sufficient engineering resources to design the products demanded by our customers. During the second quarter of 2004, we began to diversify our suppliers of flash memory. New flash suppliers continue to increase their production capacity and product offerings. Until recently, flash supply from new suppliers has been lower density chips, which are only cost effective for use in manufacturing lower capacity products. The market for flash memory remains tight and prices for flash have either firmed or increased compared to the second quarter of 2005. Although new flash suppliers are now introducing competitive products at the 4 and 8 gigabit capacities, respectively, we expect that Samsung and Toshiba will continue to be the largest providers to the market for high density flash chips as new flash memory suppliers generally transition to producing higher density chips over a period of time.

     We continue to focus on five specific areas: (1) to further optimize our supply chain; (2) to improve our sales mix towards our more profitable products; (3) to continue to adjust our sales and marketing strategy to focus more on profitability; (4) to further seek to lower costs generally; and (5) to further strengthen our organization and processes.
     We expect that rapid price declines will continue to be a major challenge for our business. We expect that pricing pressures will be most significant in the first half of 2006 when we expect significant new supply to become available. We expect demand in the first half of 2006 will be weaker than during the second half of 2006 due to the seasonality of our business. During periods of rapid price declines, we must manage our internal, consignment and channel inventories carefully while balancing the need to meet the demands of our customers quickly. Any reduction in prices by us will hurt our gross margin unless we can manage our internal, consignment and channel inventories and our cost structure to minimize the impact of such price declines and reduce our costs. As a result, we have been, and continue to be, actively focusing our planning efforts to optimize our supply chain and reduce our inventories. During the first nine months of 2005 we reduced our inventory from $177.7 million at December 31, 2004 to $155.3 million at September 30, 2005. However, our inventory levels at September 30, 2005 increased $43.0 million from the $112.3 million reported at July 1, 2005. This increase in inventory levels compared to the prior quarter is due to our efforts to build inventory in anticipation of the seasonal increase in demand that we expect during the fourth quarter of 2005. If we end the fourth quarter of 2005 with a high level of inventory and experience rapid price declines in 2006, it will have a negative impact on our financial results. We have also adjusted our business model to build products generally to buffer inventory based on when our customers order those products rather than build products to forecast and in advance of receiving orders from our customers. Our build to buffer based on orders model will still include certain inventory to enable us to adequately support our customers but will also increase the risk that we will not be able to meet our customers’ quick turn needs or upside demand. In addition, we are working with our suppliers to reduce our cycle times and reduce the component and assembly cost of our products. We are also expecting to rationalize the number of products we offer to the market in order to make our internal and channel inventory management more effective. We are also focused on expanding our distribution channels, particularly internationally, and trying to ensure that our products are available at outlets where consumers look to purchase these products and expanding our sales to markets other than retail, particularly to OEM customers.
     We face other challenges as well. Flash card formats continue to change and to miniaturize. We are focused on trying to ensure that we have the rights to manufacture and sell all flash card and USB flash drive formats, that we have the engineering resources to design controllers for all media formats and design or source advanced features into our products and that we have partners with manufacturing capabilities that allow us to produce the newest and most advanced flash card formats and high capacity cards. We also believe that a number of companies are selling flash products or devices that are based on flash memory, such as MP3 players, that infringe our intellectual property, and we are focused on protecting our intellectual property through litigation or negotiations. We believe that meeting such challenges will be necessary to remain competitive in our markets.
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
     Revenues. We generate revenues primarily from the sale of digital media to end-users through mass market, photo and OEM channels. Since the beginning of 2002, we have significantly increased our presence in the mass-market channel by increasing the number of retail storefronts in which our customers sell our products. Our products were sold in approximately 70,000 retail stores worldwide at the end of the third quarter of 2005, which is essentially unchanged from the end of the second quarter of 2005. As is common practice in the mass-market channel, we offer our customers various programs and incentive offerings, including price protection, market development funds and cooperative marketing programs, rebates and other discounts. Digital media sales comprised 81.0% and 97.5% of our total net product revenues for the first nine months of 2005 and 2004, respectively. In the nine months of 2005, although our revenues increased compared to the nine months of 2004, our product revenue related to sales to resellers decreased as a percentage of our total revenue as a result of our focus on profitability.

     We also generate revenues from the sales of flash memory controllers, digital media accessories, and other components which represented 19.0% and 2.5% of our total net product revenues for the nine months of 2005 and 2004, respectively. In the third quarter and nine months of 2005, the primary driver of the increase in our revenues compared to the third quarter and nine months of 2004 related to sales of other components to OEM customers. We do not, however, expect this trend to continue and expect that such sales of other components will decrease significantly in the fourth quarter of 2005 and beyond.
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
     During October 2005, we entered an agreement that extended the term of the original Samsung license agreement for five years through March 2011 and significantly expanded the scope of the original license agreement to cover Samsung products that were not previously included in the original license grant. As a result, we will receive significant license payments during the fourth quarter of 2005 and the first quarter of 2006. As these payments relate to additional rights granted during the term of the original license agreement, these payments will not recur after the first quarter of 2006. License and royalty revenues from all licensees were approximately $4.5 million during the third quarter of 2005. We anticipate license and royalty revenues from existing licensees will be approximately $2.0 million to $3.5 million for the fourth quarter of 2005. We are actively seeking to license our technology to other companies, including companies that we believe infringe our patents.
     Our digital media revenues may fluctuate significantly as a percentage of our gross revenues depending on the nature and timing of our sales of our controllers, digital media accessories and other components as well as the nature and timing of our license and royalty revenues.
     A significant portion of our sales have been to a limited number of customers. Our top 10 customers accounted for 46.9% of our gross revenues and 47.9% of our gross revenues for the first nine months of 2005 and 2004, respectively. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for at least the next several years.
     Product sales in North America have historically accounted for the majority of our total net product revenues. Net product revenues in North America represented approximately 60.6% and 64.3% of our total net product revenues for the nine-month periods ended September 30, 2005 and September 30, 2004, respectively. Over the long term, we expect our sales outside of North America will continue to increase as a percentage of our total net product revenues. Net product revenues in Europe declined to 15.1%, from 24.1% of our total net product revenues for the nine-month periods ended September 30, 2005 and September 30, 2004, respectively, primarily due to the impact of our focus on selling our products profitably rather than focusing on revenue growth and market share. Net product revenues in Japan and the rest of the world represented 24.3%, and 11.6% of our total net product revenues for the nine-month periods ended September 30, 2005 and September 30, 2004, respectively, primarily due to increased sales of controllers, digital media accessories and other components.
     The markets we serve with our digital media products have been expanding rapidly. This has increased the pressure on our ability to ensure an adequate supply of components and the scalability of our operations to meet surges in product demand such as we experienced in the fiscal fourth quarter of 2004 when product revenues grew 14.2% sequentially over the third quarter of 2004. On a continuing basis, we must forecast our customers’ product mix and volume accurately to ensure that we can meet their demands. If we are unable to forecast our customers’ product mix and volume accurately it may affect our ability to grow our revenues as projected and could result in product obsolescence or inventory write-downs, which would harm our operating results.
     In the second quarter of 2004, we entered into an exclusive, multi-year agreement with Eastman Kodak whereby we offer digital media for sale to customers under the Kodak brand name on a worldwide basis. We began introducing such products in the third quarter of 2004. Kodak branded products have steadily increased as a percentage of our gross product revenues, and, we expect Kodak branded products to continue to increase as a percentage of revenues during the fourth quarter of 2005. Kodak branded products represented less than 10% of our gross product revenues for the first nine months of 2005. We have obligations to meet certain annual financial and other periodic non-financial targets in the agreement, and if we fail to meet these targets, Kodak has the right to terminate the exclusivity of the agreement or to terminate it entirely, which would harm our operating results.

     Cost of Product Revenues. Our cost of product revenues consists primarily of materials costs, with flash memory accounting for a majority of the costs for both the products we manufacture and most of the products we purchase. We maintain relationships with key suppliers and, in particular, we have supply agreements with both Samsung and UMC. In April 2001, we entered into a supply agreement with Samsung. Under the supply agreement, we purchase the majority of our flash memory from Samsung, which is priced based upon an agreed methodology. Samsung has guaranteed a certain allocation of flash memory production capacity to us. In addition, Samsung also has the right to purchase our flash memory controllers. Under the agreement, Samsung provides us with intellectual property indemnification for the products we purchase from Samsung, as well as industry standard warranties. On October 27, 2005, we announced that the agreement that we entered into with Samsung during the third quarter of 2005 extended our supply agreement through March 24, 2011. The agreement also expands the range of products covered by the original agreement and improves our overall terms of purchase. Under our supply agreement with UMC we purchase wafers at pricing based upon the timing and volume of purchases. The purchase commitment for such wafers is generally restricted to a forecasted time horizon based on a rolling forecast of our anticipated purchase orders, and such forecasts may only be changed by a certain percentage each month. The agreement expires on December 31, 2005 unless the agreement is extended. If we do not extend the agreement, we intend to continue to purchase wafers from UMC on a purchase order basis.
     The cost of flash memory has been volatile due to increasing demand as more applications utilize NAND flash memory and new technologies are developed and more production capacity comes on line. In 2002 and the first half of 2003, the industry experienced moderate flash cost declines. In the second half of 2003 and the first quarter of 2004, the cost of flash memory remained stable or increased as industry wide demand for flash memory outpaced the supply of flash memory, which resulted in a general industry wide shortage. In the latter half of 2004, the cost of flash memory declined as supply exceeded demand in certain densities and in anticipation of additional supply of flash memory. We expect supply, particularly 4 gigabit and higher density flash chips, to remain tight through at least the fourth quarter of 2005. Despite the general industry over-demand condition, we expect retail market prices of flash cards and USB flash drives to decline further in the fourth quarter of 2005. In the fourth quarter of 2005, if retail prices of flash cards and USB flash drives decrease more than we have reason to expect and we are unable to offset such price decreases with cost decreases, it will negatively impact our margins.
     A number of companies, including Hynix, Infineon, Micron and ST Micro, entered the NAND flash market in 2004, and some are expected to introduce higher density NAND flash chips in the fourth quarter of 2005. In addition, other companies, including Samsung and Toshiba, have announced that they plan to expand their production of flash memory during 2006. If these companies successfully introduce new high density products and/or expand output of flash memory, it could create an over-supply situation in the first half of 2006, driving product prices down and lowering our cost of flash. However, currently most of the new flash supply is lower density chips that can only be used cost effectively to manufacture lower capacity cards. We expect that Samsung and Toshiba will continue to be the largest providers of high density flash chips as new flash memory suppliers generally transition to producing higher density chips over a period of time. Also, because of irregular component shipments from certain of our suppliers, we have had to carry a higher level of inventory as a buffer against delivery delays.
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
     General and Administrative. Our general and administrative expenses include salaries and related expenses for executive, administrative and operational personnel, fees for professional services and other corporate expenses. We are involved in several intellectual property litigation matters, as we have focused our efforts to protect our intellectual property rights and license our technology to those companies that we believe infringe our intellectual property. We are also involved in additional litigation, including product class action litigation. In addition to our current litigation, a number of companies have brought products to market that we believe may infringe our intellectual property. Our legal expenses increased substantially in the first quarter of 2005 due to the trial against Toshiba. While we experienced a significant reduction in the level of legal costs in the second and the third quarters of 2005 as a result of the first Toshiba trial being completed, we anticipate legal expenses will continue at a moderate rate as discovery continues in connection with our other litigation through at least the fourth quarter of 2005. If another of our legal actions were to proceed to trial, or if we become involved in additional litigation, our legal expenses could significantly increase beyond anticipated levels. In addition to increased costs associated with our litigation, we also believe that our general and administrative expenses will likely continue to remain significant in 2005 primarily as a result of costs associated with regulatory requirements related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
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
  License and Royalty Revenues
     We recognize license revenue when we have a signed license agreement, the technology has been delivered, there are no remaining significant obligations under the contract, the fee is fixed or determinable and non-refundable, there are no extended payment terms and collectibility is reasonably assured. When royalties are based on the volume of products sold that incorporate our technology, revenue is recognized in the period for which license sales are reported to us.
     Revenues from multiple-element arrangements are accounted for in accordance with Emerging Issues Taskforce (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables”. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license arrangement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.
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
     We perform comprehensive, detailed quarterly analyses of our inventory to identify all excess and slow moving products to be written off based on current forecasts, which takes into account our knowledge of and expectations of industry and product developments. We estimate any write-downs to inventory to reduce its carrying value to its lower of cost or market value based on current and expected selling prices over the period that the related inventory is expected to be sold. Inventory write-downs are recorded as cost of revenues.
     At the point of this loss recognition, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-costed inventory is subsequently sold, the related allowance is matched to the movement of related product inventory, resulting in lower costs and higher gross margins for those products. During the third quarter of 2005, the effect of the sale or disposition of previously written down inventory on our gross margin percentage was not significant.
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
  Other Valuation Allowances, Accrued Liabilities and Warranty
     We maintain accruals and allowances for returns, warranty and sales related discounts such as price protection, market development funds and cooperative marketing programs and rebates. We provided for returns, warranty and sales related discounts amounting to $71.6 million and $65.3 million during the nine months ended September 30, 2005 and September 30, 2004, respectively. At September 30, 2005 and December 31, 2004, we had related accruals and allowances of $35.1 million and $56.3 million, respectively. Price protection, market development funds and cooperative marketing programs, rebates and other discounts are provided for at the time the associated revenue is recognized. If market conditions were to change adversely, we may take actions to increase our customer incentive offerings, which could result in increased accruals and allowances for these programs.
     During the second quarter of 2005, in collaboration with Canon, we identified a lost image condition found to be rare and specific to select Canon cameras when used with CompactFlash cards, including our own. To ensure compatibility, we offered to rework our Professional 80x CompactFlash cards and Canon offered a camera firmware update to address issues experienced with other cards for customers who experienced a problem with the identified Canon cameras. We and Canon continue to work together to ensure compatibility across product lines. The total estimated cost to rework the affected products is expected to be approximately $0.9 million, which was fully provided for in the second quarter of 2005. Aggregate costs incurred to rework the affected products during the second and third quarter of 2005 were approximately $0.3 million. Prior to this event, warranty expenses had not been material. In the event that a problem is identified that would result in the need to replace a product or products on a large scale, such an event would result in charges that would be recorded in the determination of net income (loss) in the period in which the additional cost is considered probable and reasonably estimable. If needed, such a charge may have a material adverse effect on our operating results and financial position.

   Allowance for Doubtful Accounts
     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. At September 30, 2005 and December 31, 2004, we had an allowance for doubtful accounts of $1.3 million and $1.2 million, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an increase in the allowance may be required.
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

	Three Months	Three Months		Nine Months	Nine Months
	ended	ended	% Change	ended	ended	% Change
	September 30, 2005	September 30, 2004	2004 to 2005	September 30, 2005	September 30, 2004	2004 to 2005
Digital media	$136,390	$160,769	(15.2)%	$491,693	$474,965	3.5%
Controller, digital media accessories and other components	48,478	3,300	1,369.0%	115,677	12,290	841.2%

Product revenues	184,868	164,069	12.7%	607,370	487,255	24.7%
License and royalty revenues	4,530	1,152	293.2%	6,293	5,891	6.8%

Total net revenues	189,398	165,221	14.6%	613,663	493,146	24.4%
Cost of product revenues	160,829	141,650	13.5%	529,808	434,641	21.9%

Gross margin	$28,569	$23,571	21.2%	$83,855	$58,505	43.3%

Product gross margin	$24,039	$22,419	7.2%	$77,562	$52,614	47.4%

     The following table sets forth revenues, cost of product revenues and gross margin amounts from our Condensed Consolidated Statements of Operations expressed as a percentage of total net revenues:

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Digital media	72.0%	97.3%	80.1%	96.3%
Controller, digital media accessories and other components	25.6%	2.0%	18.9%	2.5%

Product revenues	97.6%	99.3%	99.0%	98.8%
License and royalty revenues	2.4%	0.7%	1.0%	1.2%

Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of product revenues	84.9%	85.7%	86.3%	88.1%

Gross margin	15.1%	14.3%	13.7%	11.9%

     The following table sets forth product revenues, cost of product revenues and product gross margin amounts from our Condensed Consolidated Statements of Operations expressed as a percentage of product revenues:

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Digital media	73.8%	98.0%	81.0%	97.5%
Controller, digital media accessories and other components	26.2%	2.0%	19.0%	2.5%

Product revenues	100.0%	100.0%	100.0%	100.0%
Cost of product revenues	87.0%	86.3%	87.2%	89.2%

Product gross margin	13.0%	13.7%	12.8%	10.8%

Revenues
     Digital media revenues declined during the third quarter of 2005 compared to the third quarter of 2004 as we experienced a 51.1% decline in our average gross selling price per megabyte of digital media, which was partially offset by a 66.6% increase in megabytes sold. The increase in megabytes sold was due to the 61.9% increase in the average capacity per digital media unit sold in the retail and OEM channels along with a 2.9% increase in digital media units sold in the third quarter of 2005 compared with the third quarter of 2004. Revenues from controllers, digital media accessories and other components increased $45.2 million to $48.5 million, or 26.2% of net product revenues, in the third quarter of 2005 compared to $3.3 million, or 2.0% of net product revenues in the third quarter of 2004. During the third quarter of 2005, our net product revenue related to sales to resellers decreased as a percentage of our total revenue as a result of our focus on profitability.
     Digital media revenues increased during the first nine months of 2005 compared to the first nine months of 2004, as we experienced a 125.7% increase in megabytes sold compared with the first nine months of 2004, which was partially offset by a 56.5% decline in our average gross selling price per megabyte of digital media. The increase in megabytes sold was due to the 80.3% increase in the average capacity per digital media unit sold in the retail and OEM channels along with a 25.7% increase in digital media units sold during the first nine months of 2005 compared with the first nine months of 2004. In addition, our revenues from controllers, digital media accessories and other components increased $103.4 million to $115.7 million or 19.0% product revenues in the first nine months of 2005 compared to $12.3 million or 2.5% of product revenues in the first nine months of 2004. This increase is primarily due to sales of other components to our OEM customers. During the first nine months of 2005, our net product revenue related to sales to resellers decreased as a percentage of our total revenue as a result of our focus on profitability.
     We expect that the average capacity and number of units of digital media sold will continue to increase in the fourth quarter of 2005 and that the average gross selling price per megabyte of our digital media will decline by between 20 percent to 30 percent during the whole of 2005, compared to a historical and expected industry average of 30 percent to 40 percent per year. We expect a decrease in our sales of other components in terms of both absolute dollars and percentage of revenue in the fourth quarter of 2005, and as a result, we expect our controller, digital media accessories and other component revenues to decline in the fourth quarter of 2005 compared to the third quarter of 2005.
     In the third quarter of 2005, we derived 57.7%, 13.3%, 1.6% and 27.4% of our product revenues from sales to customers in the United States, Europe, Japan and the rest of the world, respectively. In the third quarter of 2004, we derived 59.0%, 21.8%, 2.1% and 17.1% of our product revenues from sales to customers in the United States, Europe, Japan and the rest of the world, respectively.
     In the first nine months of 2005, we derived 56.5%, 15.1%, 3.3% and 25.1% of our product revenues from sales to customers in the United States, Europe, Japan and the rest of the world, respectively. In the first nine months of 2004, we derived 58.5%, 24.1%, 3.6% and 13.8% of our product revenues from sales to customers in the United States, Europe, Japan and the rest of the world, respectively. The decline in Europe was primarily due to the impact of our focus on selling our products profitably rather than focusing on revenue growth and market share. The increase in Japan and the rest of the world reflects demand in those markets for controllers, digital media accessories and other components.
     We generate license and royalty revenues primarily from our agreements with licensees under which we license the use of our intellectual property. Our license and royalty revenues increased to $4.5 million in the third quarter of 2005 from $1.2 million in the third quarter of 2004, primarily due to our expanded licensing agreement with Sony and increased volumes under our current license agreement with Sony. Our license and royalty revenues increased to $6.3 million in the first nine months of 2005 from $5.9 million in the first nine months of 2004 due primarily to an increase in licensing revenues from Sony as a result of our recently expanded licensing relationship, which was partially offset by the decrease in license and royalty revenues from Samsung as a result of the Samsung royalties becoming variable in April 2004. We will continue to seek new licensing opportunities in the fourth quarter of 2005 and beyond. We expect license and royalty revenue in the fourth quarter of 2005 to be approximately $2.0 to $3.5 million.
     We will receive significant license payments during the fourth quarter of 2005 and the first quarter of 2006 for additional license rights granted to Samsung through March 2011. As these payments relate to additional rights granted during the term of the original license agreement, these payments will not recur after the first quarter of 2006.

Cost of Product Revenues
     Cost of digital media product revenues decreased in the third quarter of 2005 compared to the third quarter of 2004 primarily as a result of a 54.2% decline in the cost per megabyte of digital media sold in the third quarter of 2005 compared to the third quarter of 2004 partially offset by a 66.6% increase in megabytes sold. Cost of digital media product revenues includes the write-down of inventories totaling $5.3 million in the third quarter of 2005 compared to $1.8 million the third quarter of 2004. Cost of product revenues for our controllers, digital media accessories and other components increased approximately $39.9 million to $41.9 million in the third quarter of 2005 compared to $2.0 million in the third quarter of 2004, which was primarily due to increased revenues in relation to our sales of other components to OEMs. In the fourth quarter of 2005 we expect a decrease in sales of other components in both absolute dollars and percentage of total net revenues, and accordingly, we expect our controller, digital media accessories and other component cost of revenues to be lower compared with the third quarter of 2005.
     Cost of digital media product revenues increased during the first nine months of 2005 compared to the first nine months of 2004 primarily as a result of a 125.7% increase in megabytes sold and was partially offset by a 58.2% decline in the cost per megabyte of digital media sold in the first nine months of 2005 compared to the first nine months of 2004. Cost of product revenues also includes the write-down of inventories totaling $12.0 million in the first nine months of 2005 compared to $2.8 million the first nine months of 2004. Cost of product revenues for our controllers, digital media accessories and other components increased approximately $96.0 million to $103.1 million in the first nine months of 2005 compared to $7.1 million in the first nine months of 2004, which was primarily due to increased revenues in relation to sales of other components to OEM’s.
Gross Margin
     The increase in gross margin to 15.1% for the third quarter of 2005, as compared to 14.3% for the third quarter of 2004, was primarily due to the increase in license and royalty revenues in the third quarter of 2005 compared to the third quarter of 2004 offset by a 0.7 percentage point decline in product gross margin in the third quarter of 2005 compared to the third quarter of 2004. Gross margins for the third quarter of 2005 were negatively impacted by the write-down of inventories by $5.3 million or 2.8 percentage points compared with $1.8 million, or 1.1 percentage points, in the third quarter of 2004.
     The increase in gross margin to 13.7% for the first nine months of 2005 compared to 11.9% for the first nine months of 2004 was primarily due to the 2.0 percentage point increase in gross product margin to 12.8% in the first nine months of 2005 compared to 10.8% in the first nine months of 2004. This improvement was primarily the result of the 58.2% decline in the cost per megabyte of digital media sold in the first nine months of 2005 compared to the first nine months of 2004, which was partially offset by the 56.5% decline in our average gross selling price per megabyte of digital media. Gross margins for the first nine months of 2005 was negatively impacted by the write-down of inventories by $12.0 million or 2.0 percentage points compared with $2.8 million or 0.6 percentage points for the first nine months of 2004. Additionally, gross margin for the first nine months of 2005 includes the impact of a one-time negotiated cost settlement with a supplier in the second quarter of 2005, which resulted in a benefit reflected in gross margin of $10.8 million, or 1.8 percentage points.
Operating Expenses
     The following table sets forth operating expense data from our unaudited Condensed Consolidated Statements of Operations (in thousands, except percent changes):

			% Change			% Change
	Three Months	Three Months	Three Months	Nine Months	Nine Months	Nine Months
	ended	ended	ended September 30,	ended	ended	ended September 30,
	September 30,	September 30,	2005 to September 30,	September 30,	September 30,	2005 to September 30,
	2005	2004	2004	2005	2004	2004
Research and development	$3,172	$2,484	27.7%	$9,518	$7,170	32.7%
Sales and marketing	14,577	16,180	(9.9)%	50,730	41,348	22.7%
General and administrative	8,444	8,292	1.8%	32,415	20,245	60.1%

Total operating expenses	$26,193	$26,956	(2.8)%	$92,663	$68,763	34.8%

     The following table sets forth operating expenses from our unaudited Condensed Consolidated Statements of Operations expressed as a percentage of total net revenues:

	Three	Three
	Months	Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Research and development	1.7%	1.5%	1.6%	1.5%
Sales and marketing	7.7%	9.8%	8.3%	8.4%
General and administrative	4.4%	5.0%	5.2%	4.0%

Total operating expenses	13.8%	16.3%	15.1%	13.9%
   Research and Development
     The increase in research and development expenses for the third quarter of 2005 compared to the third quarter of 2004 was primarily due to a $0.3 million increase in compensation costs as a result of hiring additional personnel and $0.4 million increase in engineering design and tool costs.
     The increase in research and development expenses for the first nine months of 2005 compared to the first nine months of 2004 was primarily due to a $1.1 million increase in engineering design and tool costs and a $0.8 million increase in compensation expenses as a result of hiring additional personnel to support new product development initiatives.
   Sales and Marketing
     The decrease in sales and marketing expenses for the third quarter of 2005 compared to the third quarter of 2004 was primarily due to a reduction in the number of our promotional programs and a decrease in other costs associated with selling and promoting our products, which resulted in decreases of $1.0 million in freight and fulfillment expenses due primarily to improving logistics and a $1.9 million decrease in market development, promotional and tradeshow costs related to our corporate strategy of returning to profitability. These decreases were partially offset by an increase of $1.3 million in compensation expenses due to increased headcount.
     The increase in sales and marketing expenses for the first nine months of 2005 compared to the first nine months of 2004 was primarily due to an increase of $3.2 million in freight and fulfillment expenses due primarily to increased unit shipments and use of faster shipping methods, $4.0 million in compensation expenses due to increased headcount, $0.6 million in market development, promotional, technical support, market research and tradeshow costs and $0.5 million for travel expenses.
   General and Administrative
     The increase in general and administrative expenses in the third quarter of 2005 compared to the third quarter of 2004 was primarily due to an increase of $0.7 million in compensation expenses as a result of hiring additional personnel, $0.6 million in increased accounting fees primarily as a result of costs associated with regulatory requirements related to compliance with the Sarbanes-Oxley Act of 2002, and a $0.3 million increase in outside services. The increases were partially offset by a decrease of $1.5 million in legal expenses due to reduced litigation fees.
     The increase in general and administrative expenses in the first nine months of 2005 compared to the first nine months of 2004 was primarily due to an increase of $6.3 million in legal expenses in connection with our ongoing litigation matters, a $3.1 million increase in compensation expenses as a result of hiring additional personnel, $1.0 million in increased accounting fees primarily as a result of costs associated with regulatory requirements related to compliance with the Sarbanes-Oxley Act of 2002 and a $0.6 million increase in outside services.

Income Taxes
     The following table sets forth income tax data from our unaudited Condensed Consolidated Statements of Operations expressed as a percentage of total net revenues (in thousands, except percent changes):

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30		Three Months	September 30,		Nine Months
			Ended			Ended
	2005	2004	2004 to 2005	2005	2004	2004 to 2005
Income taxes (benefit)	$(90)	$355	*	$1,632	$1,369	19%

Income taxes as a percentage of total net revenues	0.0%	0.2%	*	0.3%	0.3%	0.0%

Effective tax rate	*	*	*	*	*	*

*	percentage is not meaningful
     The income tax credit for the three month period ended September 30, 2005 relates to adjustments of income tax expense for state and foreign taxes related to prior years. No significant expense was recognized related to income reported in the third quarter as a result of losses incurred in the first six months of 2005. The income tax expense for the nine month period ended September 30, 2005 relates primarily to foreign withholding taxes on a payment received from a supplier related to prior years as well as adjustments to income tax expense for federal and foreign taxes related to prior years. Income tax expense for the three and nine month periods ended September 30, 2004 relate primarily to taxes on our foreign operations. We expect our fourth quarter 2005 income tax expense will include approximately $3.0 million as a result of foreign withholding related to royalty and license payments which are expected to be received in the fourth quarter. Other than foreign withholding, income tax expense related to operations for the fourth quarter of 2005 is expected to be nominal as a result of the cumulative losses for the first three quarters of 2005 and the availability of net operating loss carryforwards.
Other Income and Expense
     Interest and other expense for the third quarter of 2005 increased compared to the third quarter of 2004. In the third quarter of 2005, interest and other expense consisted primarily of interest on our convertible notes payable, miscellaneous taxes and interest on short-term borrowings. Interest and other expense for the third quarter of 2004 consisted primarily of miscellaneous taxes. Interest and other income increased in the third quarter of 2005 compared to the third quarter of 2004 due to interest earned on our cash balances and short-term investments.
     Interest and other expense for the first nine months of 2005 increased compared to the first nine months of 2004. In the first nine months of 2005, interest and other expense consisted primarily of interest on our convertible notes payable and short-term borrowings. Interest and other expense for the first nine months of 2004 consisted primarily of miscellaneous taxes and interest on short-term borrowings. Interest and other income increased in the first nine months of 2005 compared to the first nine months of 2004 due to increased interest bearing cash and short-term investment balances.
     Net foreign exchange gain of $0.3 million in the third quarter of 2005 is unchanged from the net foreign exchange gain of $0.3 million in the third quarter of 2004. These gains were primarily attributable to our sales activity into European and Japanese markets, which exposed us to fluctuations in foreign currencies including the British pound, Euro and Japanese yen. During both the third quarter of 2005 and the third quarter of 2004, we entered into designated foreign currency exchange forward contracts to mitigate these exposures.
     Foreign exchange loss, net decreased $0.4 million to $0.1 million in the first nine months of 2005 compared to $0.5 million in the first nine months of 2004. These losses were primarily attributable to our sales activity into European and Japanese markets, which exposed us to fluctuations in foreign currencies including the British pound, Euro and Japanese yen. During both the first nine months of 2005 and the first nine months of 2004 we entered into designated foreign currency exchange forward contracts to mitigate these exposures.

Liquidity and Capital Resources
   Liquidity and Capital Resources
     The following table is a summary of our cash flows from operating, investing and financing activities (in thousands):

	Nine Months	Nine Months
	ended	ended
	September 30,	September 30,
	2005	2004
Net cash provided by (used in) operating activities	$63,779	$(30,741)
Net cash provided by (used in) investing activities	2,160	(23,320)
Net cash provided by financing activities	57,447	3,415
     The following table sets forth our accounts receivable days sales outstanding and inventory turns per year:

	Quarter	Quarter
	ended	ended
	September 30,	September 30,
	2005	2004
Days sales outstanding (net of change in deferred revenue)	34	56
Inventory turns per year	4	5
     Net cash provided by operating activities for the nine months ended September 30, 2005 included non-cash charges of $15.6 million and a net decrease in operating asset and liability accounts of $60.5 million. Changes in operating asset and liability accounts for the period included a $102.7 million decrease in account receivable, a $8.3 million decrease in inventories, a $2.8 million decrease in prepaid expenses and other assets, and a $2.0 million increase in deferred license and product margin. The decrease in accounts receivable resulting in a decrease in our days sales outstanding was due to focused efforts to collect against our receivable balances and to shorter than average payment terms associated with other component sales. We anticipate that days sales outstanding in future quarters will be in the range of between 40 to 50 days. The decrease in inventory during the first nine months of the year was due in part to seasonality surrounding the holiday period and in part to our efforts to improve management of our inventory. The decrease in prepaid expenses and other assets was primarily due to the timing of settlement of value added tax receivables and lower prepayments for inventory due to lower purchases of inventory. These changes in operating asset and liability accounts were offset by a $55.3 million increase in accounts payable and accrued liabilities. The decrease in accounts payable and accrued liabilities was due primarily to reduced inventory purchases due to the lower shipment volumes during the first nine months of 2005 compared with the seasonally high shipping volumes of the fourth quarter of 2004 and the decrease in freight and fulfillment accruals of $4.3 million, rebates of $4.4 million and market development funds of $10.4 million which was due to the timing of payments and credits taken during the first nine months of 2005 related to seasonally high business levels during the fourth quarter of 2004.
     Net cash used in operating activities for the nine months ended September 30, 2004 included a net increase in operating asset and liability accounts of $23.5 million and non-cash charges of $5.0 million. Changes in operating asset and liability accounts for the period included a $40.6 million increase in accounts payable and accrued liabilities and a $33.9 million increase in inventories. The increase in accounts payable and accrued liabilities was primarily attributable to the timing of inventory receipts during the period and an increase of $14.8 million in accrued price protection, rebates and market development funds resulting from the significant price decreases and the timing of claims received from customers. The decrease in inventory value is due to lower unit costs achieved on purchases made during the third quarter of 2004. These changes were partially offset by an $17.0 million increase in accounts receivable, a $8.6 million decrease in deferred license revenue and product margin and a $4.6 million increase in prepaid expenses and other assets. The increase in accounts receivable was due to the volume and the timing of billings during the third quarter of 2004 and the timing of application of price protection and other discounts earned by customers during the third quarter of 2004 and the increase in days sales outstanding to 56 days for the third quarter of 2004 from 43 days in the fourth quarter of 2003. The decrease in deferred license revenue and product margin resulted from the amortization of $3.9 million of license revenue and $4.6 million decrease in net deferred product margin.
     Net cash provided by investing activities for the nine months ended September 30, 2005 was the result of selling $8.7 million of short-term investments to fund operations, which was partially offset by purchases of $2.0 million in short-term investments and $4.6 million of purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2004 was the result of purchases of $25.9 million in short-term investments and $4.0 million in purchases of property and equipment, partially offset by proceeds from the sale of short-term investments aggregating $6.6 million.
     Net cash provided by financing activities for the nine months ended September 30, 2005 was the result of receiving $66.3 million of net proceeds from the issuance of convertible promissory notes and $2.7 million from purchases under our employee stock purchase plan and the exercise of stock options, which was partially offset by the net repayment of $10.9 million related to borrowings under our credit facilities with Wells Fargo Bank and Wells Fargo Foothill described below and $0.6 million of financing costs related to our bank credit facility with Wells Fargo Foothill. Net cash provided by financing activities for the nine months ended September 30, 2004 was primarily the result of receiving $3.0 million related to the exercise of stock options and for purchases under our employee stock purchase plan and $0.4 million in repayment of notes receivable from stockholders.

     In April 2004, we entered into a credit agreement with Wells Fargo Bank. Our credit agreement with Wells Fargo Bank enabled us to borrow up to $40.0 million under a revolving line of credit note, which we did on October 19, 2004. Subsequently, on February 28, 2005, we entered into a three-year asset based revolving credit facility arranged and agented by Wells Fargo Foothill, with a maximum loan commitment of $80.0 million. The actual amount available for borrowing depends upon the value of our North American accounts receivable base. On February 28, 2005, we borrowed approximately $40.2 million under the Wells Fargo Foothill facility. At September 30, 2005 the amount available to us under this facility was $34.9 million of which we had borrowed $29.1 million. At September 30, 2005, the annual interest rate for borrowings under the facility was 7.00% determined using the bank’s prime rate. We used the proceeds from the initial draw to repay, in full, our credit agreement with Wells Fargo Bank.
     Pursuant to the credit agreement with Wells Fargo Foothill, we must comply with certain affirmative and negative covenants. The affirmative covenants include a restriction on capital expenditures of up to $3.5 million in any fiscal year and a requirement that we report losses before interest, tax, depreciation and amortization, commonly referred to as “EBITDA,” of not more than a loss of $22.5 million for the six months ended June 30, 2005, a loss of not more than $18.2 million for the nine months ending September 30, 2005, a loss of not more than $4 million for the year ending December 31, 2005 and a loss of not more than the loss in the immediately preceding period for any trailing twelve month period thereafter. However, as of September 30, 2005, we were not subject to the foregoing affirmative covenants because our qualified cash under the agreement was in excess of $40 million, we had raised capital in excess of $50 million since entering into the credit facility, and there were no known defaults under the agreement. The negative covenants with which we must comply include, among others, limitations on indebtedness; liens; distribution or disposal of assets; changes in the nature of our business; investments; mergers or consolidations with or into third parties; transactions with affiliates; and modifications to material agreements in a manner materially adverse to the lender.
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
Commitments
     We purchase the majority of our flash memory from Samsung pursuant to a supply agreement that has been extended through March 24, 2011. Samsung has guaranteed a certain allocation of its flash memory production capacity to us. Under the supply agreement, our purchases are priced based on an agreed upon methodology and Samsung provides us with intellectual property indemnification for the products we purchase from them. Either party can terminate the supply agreement in the event of the other party’s breach of the agreement or bankruptcy. We are not obligated to purchase minimum volumes of flash memory from Samsung.
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
     We depend on third party subcontractors for assembly and testing of our digital media products. We do not have long-term agreements with these subcontractors. Instead, we procure services from these subcontractors on a per-order basis. These third party subcontractors typically purchase certain components to be used in the manufacture and assembly of our digital media products. If we were to not use these components, these subcontractors may claim that the cost of these products is our responsibility.

     The following table outlines our contractual obligations and commercial commitments at September 30, 2005:

	Payments due by period (in thousands)
	Total
	amount	Less than			After
	committed	1 year	1-3 years	3-5 years	5 years
Contractual obligations and commercial commitments:
Senior convertible notes payable:
Principal	$70,000	$––	$––	$70,000	$––
Interest	17,719	3,938	11,813	1,968	––
Open purchase orders with vendors and suppliers*	65,359	65,359	––	––	––
Operating leases	5,656	1,229	2,271	970	1,186
Standby letters of credit	5,000	5,000	––	––	––

Total contractual obligations and commercial commitments	$163,734	$75,526	$14,084	$72,938	$1,186

*	At any given point in time, in the normal course of business, we place cancelable purchase orders with our vendors and suppliers.
Off Balance Sheet Arrangements
     We have no off-balance sheet arrangements other than operating leases and unconditional purchase obligations as described above.
Indemnifications
     We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically these obligations arise in connection with sales contracts and license agreements under which we customarily agree to hold the other party harmless against any losses incurred as a result of a claim by any third party with respect to our products. We also typically agree to pay any costs incurred in defense of any such claim. The terms of the indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, the amounts required to defend indemnification claims have been insignificant. Accordingly, we have not accrued any amounts for these indemnification obligations.
     We have agreements whereby our directors and officers are indemnified for certain events or occurrences while the officer or director is serving at our request in such capacity. The maximum amount of future payment we could be required to make under these indemnification agreements is unlimited; however, we have a directors’ and officers’ insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities for these agreements.
Warranties
     We provide warranties that range from one year for digital music players and the xD Picture Card to lifetime warranties for our professional products. Warranty costs are the costs to rework or scrap returned inventories. During the second quarter of 2005, in collaboration with Canon, we identified a lost image condition found to be rare and specific to select Canon cameras when used with CompactFlash cards, including our own. To ensure compatibility, we offered to rework our Professional 80x CompactFlash cards and Canon offered a camera firmware update to address issues experienced with other cards for customers who experienced a problem with the identified Canon cameras. We and Canon continue to work together to ensure compatibility across product lines. The total estimated cost to rework the affected products is expected to be approximately $0.9 million, all of which was provided for in the second quarter of 2005. Aggregate costs incurred to rework the affected products during the second and third quarter of 2005 were approximately $0.3 million. Prior to this event, warranty expenses were not material.
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
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. Management is currently evaluating the impact of adopting SFAS No. 123R; however, it believes the adoption of SFAS No. 123R will have a significant impact on net income (loss) and net income (loss) per share. The impact on our financial statements will be dependent on the transition method, the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life. The pro-forma disclosures of the impact of SFAS No. 123 provided in Note 3 to the Consolidated Financial Statements may not be representative of the impact of adopting SFAS No. 123R.

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
     We incurred net losses in each of the second, third and fourth quarters of 2004 and the first six months of 2005. As of September 30, 2005, we had an accumulated deficit of approximately $179.9 million. In the third quarter of 2005, our net income was $2.1 million, but we cannot assure you that we will be able to sustain profitability in future periods, and we will likely use cash for operations. Our ability to sustain profitability depends on: the rate of price decreases for our products; the cost of our components, particularly flash memory; the growth of the markets for digital cameras or other host devices that use digital storage media; the extent to which our products, particularly our higher margin products, are accepted by these markets; our ability to charge a premium for our higher performance products; the success of our products and distribution channel; our ability to control our operating expenses, particularly our litigation costs; our ability to generate increased licensing revenue from our intellectual property; and our ability to adequately manage our inventory and the challenges associated with the breadth and diversity of our product offerings. We also must continue to reduce the costs of producing and selling our flash media products by controlling our internal and channel inventory, securing the best available pricing for flash memory and components used in our digital media products and reducing our manufacturing costs. If we are unsuccessful in increasing revenues from our higher margin products and controlling our operating expenses, we may not be able to sustain profitability on a quarterly or an annual basis.
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
     Our operating results and gross margins have fluctuated in the past and may vary significantly in the future based on a number of factors related to our industry and the markets for our products. We will have little or no control over many of these factors and any of these factors could cause our operating results and gross margins, and consequently the price of our common stock, to fluctuate significantly. These factors include, among others:
•	increases in the price of flash memory that we buy or the failure of cost decreases to keep up with price decreases for our products;

•	the mix of business between retail, OEM and licensing;

•	whether we can sell controllers, digital media accessories and other components in the volumes and at the prices we anticipate;

•	the timing and amount of expenses related to obsolescence and disposal of excess inventory and the difficulty of forecasting and managing our inventory levels, including inventories on consignment and at contract manufacturers;

•	fluctuation in demand for our products, including seasonal demand for our products and the volume and timing of potential retail customer and distributor orders;

•	the timely availability of flash memory, particularly flash memory that meets our technological requirements;

•	the decision of our customers to return products or rotate their stock;

•	the amount of price protection, volume incentive rebates, discounts, market development funds, cooperative advertising payments and other concessions and discounts that we may need to provide to some of our customers due to competitive pricing pressures;

•	competitive pricing pressures for the products we sell;

•	the inability of new NAND flash memory suppliers to fully indemnify us should we be subjected to litigation;

•	the rate of growth of the market for digital cameras, digital media, cell phones with card slots, USB flash drives and MP3 players;

•	the availability of sufficient silicon wafer foundry capacity and product components to meet customer demand;

•	the difficulty of forecasting sell-through rates of our products and their impact on inventory levels at our resellers if sell-through data is not timely reported to us, which may result in additional orders being delayed or reduced and inventory being returned;

•	the timing and amount of any reductions in the average selling prices of our products and services;

•	price reductions in key components, such as flash memory, which could result in reduced margins when selling products that include previously purchased components held in inventory;

•	increases in costs charged by our component or card suppliers or the failure of our suppliers to decrease the prices they charge to us when industry prices decline;

•	the timing and amount of orders or cancellations from existing and new customers and penalties imposed by customers for failure to meet their requirements;

•	the commencement of, involvement in or the expansion, appeal or settlement of our litigation;

•	any changes in the trend of declining average selling prices per unit sold of digital storage media;

•	competing flash card standards, which displace the standards used in our products;

•	shortages of components such as capacitors and printed circuit boards required for the manufacturing of our products;

•	exchange rate fluctuations, particularly the U.S. dollar to British pound and Japanese yen and the British pound to Euro exchange rates;

•	the announcement or introduction of products and technologies by competitors; and

•	potential product quality problems which could raise return or rework costs.

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
     In March 2005, a jury found Toshiba Corporation and Toshiba America Electronic Components, Inc. liable to us for breach of fiduciary duty and theft of trade secrets and awarded us over $465 million in damages, including a punitive damage award for conduct by Toshiba that the jury found to be oppressive, fraudulent or malicious. In October 2005, the trial court judge entered final judgment on the jury’s verdict. Toshiba has indicated that it intends to pursue vigorously an appeal of these rulings. The appeal process could result in the damage award being reduced or eliminated or the case being remanded to the trial court for further proceedings. An appeal could take a significant amount of time during which we would not be able to collect on the verdict. During the time the case remains pending, we expect to incur substantial additional legal costs. The court of appeals could also award the payment of costs to the prevailing party on appeal which could be in the millions of dollars. If Toshiba prevailed on having the verdict set aside either by the trial court or through an appeal of this verdict, the damages awarded to us and any associated interest payments could be reduced or eliminated. This could adversely affect our ability to secure additional licensing revenue either from Toshiba or other potential licensees, which would likely have a negative impact on the value of our stock.
If we are unable to continue our sales of controllers, digital media accessories or other components or continue to develop, competitively market and successfully sell our JumpDrive portable flash storage product line, our revenues, gross margins and results of operations would be negatively impacted.
     In the third quarter of 2005, our revenues from controllers, digital media accessories and other components increased to $48.5 million and offset a decline in our sales to the retail market. Sales of other components were generally made opportunistically and depended on both market conditions and, in some cases, consent of our suppliers to resell certain products. Although we currently expect our controller and other component revenues to significantly decrease in the fourth quarter of 2005, if sales of such products decline faster than we expect or if we cannot successfully sell such products according to our current plans or maintain the rights to do so, our revenues and results of operations would be negatively impacted. Our sales of other components also had a positive impact on our DSOs which will be negatively impacted as such sales decrease.
     Furthermore, our revenues in the first nine months of 2005 included significant sales of other components to OEM customers, some of which have elected, or may in the future decide, to compete against us in the digital media market. These sales may not continue at the same level, or at all, during the fourth quarter of 2005 and beyond.
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
     Historically, a small number of our customers have accounted for a significant portion of our revenues. During the first nine months of 2005, sales to the ten customers from which we received the greatest revenues accounted for approximately 47% of our gross revenues from sales to one customer, Wal-Mart (including Sam’s Club), represented approximately 18% of our gross revenues. In the first nine months of 2005, we lost product placements to our competitors at Wal-Mart and Sam’s Club and other retail accounts due to competitive pricing pressures and our focus on profitability, and we expect that these accounts will be a smaller portion of our business in the fourth quarter of 2005 and for the foreseeable future.

     Our revenues could decline if one or more of our largest customers were to significantly reduce, delay or cancel their orders; decide to purchase digital media manufactured by one of our competitors; terminate their relationship with us; develop and manufacture their own digital media; or cease operations due to the downturn in the global economy. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.
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
     Effective internal control over financial reporting is essential for us to produce reliable financial reports. If we cannot provide reliable financial information or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal control over financial reporting. In connection with our management’s evaluation of our internal control over financial reporting as of December 31, 2004, management identified two control deficiencies that constitute material weaknesses. As more fully described in Item 9A of our annual report for the year ended December 31, 2004 and Item 4 of this report, as of December 31, 2004 and September 30, 2005, our management determined that we did not maintain effective internal control over:
•	revenue recognition with respect to certain customers (primarily our resellers), including adequate consideration of our estimates regarding offsets to or discounts from revenue such as price protection and promotional activities; and

•	the accounting for inventory valuation reserves.
     These deficiencies resulted in audit adjustments that were recorded in our consolidated financial statements for the fourth quarter of 2004. As a result of the material weaknesses identified, we concluded that our internal control over financial reporting was not effective as of December 31, 2004, and PricewaterhouseCoopers LLP, our independent registered public accounting firm, issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2004. Although we have taken certain steps during the nine months ended September 30, 2005 to remediate deficiencies in our internal control over financial reporting, we continue to record post-closing adjustments with respect to accounting for inventory and related accounts and valuation reserves. As a result we are working to identify additional controls and procedures, and we will need to test the effectiveness of these ongoing actions. There is no guarantee that these actions, if completed by December 31, 2005, will be sufficient to remediate the previously identified material weaknesses or newly discovered control deficiencies. A failure to successfully implement and maintain effective internal control over financial reporting, including any ineffectiveness of the corrective actions we have subsequently implemented to address the control deficiencies identified above, could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
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
     In the future, a significant portion of our revenue may be derived from sales of digital media under the Kodak brand. We have a number of obligations that we must fulfill under our agreement with Kodak to keep the license exclusive and to keep it in effect. These obligations include compliance with Kodak guidelines and trademark usage, customer satisfaction, and the requirement that we meet market share goals and target minimum royalty payments. If we fail to meet these requirements, Kodak has the right to make our license non-exclusive or to terminate our license in its entirety beginning in May 2006. If we were to lose the rights to sell products under the Kodak brand, our financial results could be significantly negatively impacted.
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
     We have significant indebtedness. In March and May 2005, we issued $70 million in aggregate principal amount of 5.625% senior convertible notes due April 1, 2010. In addition, as of September 30, 2005, we had borrowed $29.1 million under the Wells Fargo Foothill facility.
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
     If we cannot raise needed funds on acceptable terms, or at all, we may not be able to maintain our product development schedule, respond to competitive pressures or grow our business. Failure to obtain additional funds when required could also result in inadequate capital to operate our business in accordance with our plans and require us to cut back operations, which could result in a further decline in revenues, or to cease our operations. Historically, cash generated from operations has not been sufficient to fund our capital requirements. If we need to raise additional funds during the next twelve months to fund potential growth or our operations, it could be difficult to obtain additional financing on favorable terms, or at all. We may try to obtain additional financing by issuing shares of common stock, preferred stock, convertible debt securities, or warrants or otherwise, which could dilute our existing stockholders.

Our products are characterized by average selling prices that have historically declined over relatively short time periods. If we are unable to effectively manage our inventories and channel inventories, reduce our costs, introduce new products with higher average selling prices or increase our sales volumes, our revenues and gross margins will be negatively impacted.
     Our competitors and customers impose significant pricing pressures on us. At times, our prices have fallen faster than our costs, particularly the cost of flash memory, which has resulted in additional margin pressure. In addition, because a large percentage of our sales are to a small number of customers that are primarily retail consumer chains, distributors and large OEMs, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. In the past, we have significantly reduced the prices of many of our flash products from time to time, and we expect we will need to continue to do so to remain competitive even though we asked many of our customers to accept price increases in the first quarter of 2005. During the third quarter of 2005, our competitors, particularly SanDisk and Toshiba, continued to reduce selling prices despite expectations that industry demand for flash memory will continue to be greater than available supply. Any reduction in prices by us in response to pricing pressures will hurt our gross margins unless we can reduce our costs and manage our internal and channel inventories to minimize the impact of such price declines. We also sell our products to certain customers on a consignment basis, which has resulted in us carrying higher inventory levels.
     If we are unable to reduce our costs to offset declines in average selling prices or increase the sales volume of our existing products, particularly higher capacity or premium products, our revenues and gross margins will be adversely affected. We anticipate that our average selling prices will continue to decline in the fourth quarter of 2005. This may negatively impact our anticipated growth in product revenues as well as our gross margins, particularly if the decline in our average selling prices is not matched by price declines in our component costs, primarily the cost of flash memory. Furthermore, even if we experience price declines in our component costs, such price reductions could result in reduced margins when we sell products that include components in inventory which were previously purchased at a higher price.
Because we protect many of our retail customers and distributors against the effects of price decreases on their inventories of our products, we have in the past and may in the future incur large price protection charges if we reduce our prices when there are large quantities of our products in our distribution channel.
     Nearly all of our retail product sales in 2002, 2003, 2004 and the first nine months of 2005 were made through our resellers to which we have provided price protection. Price protection allows customers to receive a price adjustment on existing inventory when its published price is reduced. In an environment of slower demand and abundant supply of products, price declines and channel promotions expenses are more likely to occur and, should they occur, are more likely to have a significant impact on our operating results. Further, in this environment, high channel inventory may result in substantial price protection charges. These price protection charges have the effect of reducing gross sales and gross margin. Price protection in our retail channel was approximately $13.3 million, or 3.4% of product revenues, during 2003; approximately $52.6 million, or 7.8% of product revenues, during 2004; and, approximately $12.5 million, or 2.1% of product revenues, during the first nine months of 2005. We anticipate that we will continue to incur price protection charges for the foreseeable future due to competitive pricing pressures and, as a result, our revenues and gross margins will be adversely affected.
We have written down and may need to further write-down our inventory if our sales levels do not match our expectations or if selling prices decline more than we anticipate, which could adversely impact our revenues and gross margins.
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

     We have a significant amount of inventory related to our packaging and labels. We had previously announced our introduction of a new branding campaign. As we transitioned to new packaging related to our new branding initiatives, we had excess inventory related to earlier brand designs. We are also in the process of shifting and have shifted to other suppliers to meet our packaging needs. Certain of our suppliers purchase components on our behalf. As we shifted to new suppliers, we had additional write downs associated with inventory that was slow-moving, obsolete or excess or could not be transferred to our new suppliers. Cost of product revenues in the first nine months of 2005 includes the write-down of inventories totaling $12.0 million. If actual product demand or selling prices are less favorable than we estimate, we may be required to take additional inventory write-downs and our revenues and gross margins will be negatively impacted.
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
     As a result of the supply agreement we entered into with Samsung in April 2001, it is our primary supplier of flash memory, which is the primary cost of our digital media. During 2005, the demand for flash memory has been substantially greater than the supply of flash memory due to the continuing demand for digital cameras, increased use of flash memory in cellular phones, MP3 players and other digital consumer products, and increasing demand for USB flash drives. Samsung has indicated, and we also expect, that the flash supply shortages will be particularly acute in the fourth quarter of 2005. If we are unable to obtain sufficient quantities of flash memory from Samsung or from another flash memory supplier in a timely manner and at competitive prices, we will not be able to manufacture and deliver flash memory products to satisfy our customers’ requirements.
     We typically need to build a strategic inventory of key components, including flash, in advance of our customers’ needs. Because we expect flash demand to be greater than supply in the fourth quarter of 2005, we were required to forecast our needs for flash early. If we did not forecast accurately, we may not have enough flash to build cards to meet our customers’ needs or we may have too much inventory at the end of the year. Samsung has entered into certain agreements with us with respect to allocation of flash supply, flash packaging types that it would provide, pricing and other rights. If Samsung does not follow through on its agreements with us, our revenue and margins would be adversely affected.
     Although a number of semiconductor companies have begun to manufacture flash memory that would meet some of our needs, we expect Samsung and Toshiba will continue to dominate the market for high density flash chips in the fourth quarter as the new flash memory suppliers are generally beginning their production with lower density products and are not expected to bring significant supply of larger capacity flash to market over the period. The new flash suppliers have been delayed in their efforts to enter the flash chip market and their technical roadmaps may now be substantially behind the products manufactured and sold by Samsung and Toshiba. Even as additional flash memory capacity becomes available from new suppliers, these suppliers may not be able to supply our flash memory needs at competitive prices if we cannot obtain adequate supplies from Samsung. Even if we are able to obtain flash memory in sufficient volumes and on schedules that permit us to satisfy our delivery requirements, the prices charged by Samsung or other suppliers have not and may not enable us to compete effectively in our market. If we are unable to satisfy the requirements of our customers or supply digital media to them in the volumes and at the pricing they request, they will likely reduce future orders, impose penalties on us for failure to meet their requirements or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. If we are unable to obtain flash memory at economical prices, our gross margins would decline unless we could raise the prices of our products in a commensurate manner or offset the cost increases elsewhere. The existing competitive conditions in our industry may not permit us to do so, which would adversely impact our revenues and gross margins.
     In addition, if Samsung does not offer us prices, sales terms and credit terms that are appropriate to meet our growing needs, we might have to seek alternate suppliers or additional financing. Samsung may not be able to offer us flash memory in the type of packaging that we need which would leave us unable to manufacture certain card formats. Additionally, Samsung and other current and potential suppliers of flash memory are located in Asia, a region that has been, and in the future may be, affected by economic and political instability that could adversely affect the price and supply of flash memory. Furthermore, if Samsung is unable to increase its output of flash memory in a manner commensurate with our needs, or to manufacture flash memory that is technologically and price competitive, or if it has any interruptions in shipment for any reason, we would be unable to satisfy our customers’ requirements. For example, Samsung has previously emphasized smaller flash geometries over multi-level cell technology. In contrast, Toshiba and SanDisk are manufacturing multi-level cell technology in volume at high yields, which appears to give them significant cost advantages over single-level cell technologies.

     Samsung has from time to time considered directly entering the retail market for flash media, which would make it a direct competitor to us. Because flash memory represents a significant portion of the cost of flash media, flash manufacturers like Samsung may have a competitive advantage.
     In October 2005, we agreed to extend our supply agreement with Samsung until March 2011, unless the agreement is earlier terminated as a result of a party’s breach of the agreement or bankruptcy. In addition, if our license agreement with Samsung were to terminate in the event of Samsung’s breach of the agreement, Samsung may, in turn, breach our supply agreement. If our supply agreement with Samsung were to terminate and we were unable to secure a sufficient volume of flash memory from other suppliers at competitive pricing, our ability to deliver flash memory products to satisfy our customers’ requirements would be negatively impacted.
In the first nine months of 2005, we modified our pricing strategy and significantly reduced our promotional programs. Additionally, in the first quarter of 2005, we increased prices on certain products to most of our customers to better align our selling prices with our cost structure. Many of our retail customers and distributors have rights of return, and if they decide to terminate their relationships with us and purchase from other vendors as a result of our recent actions, similar future actions or otherwise, we may be required to take back large quantities of unsold customer inventory which could have an adverse effect on our revenues.
     Substantially all of our sales of our digital media products to end-users are made through distributors and retailers. Our sales through these channels often include rights to return unsold customer inventory still in the customers’ inventory for credit. In the first nine months of 2005, we modified our pricing strategy and significantly reduced our promotional programs. Additionally, in the first quarter of 2005, we increased prices on certain products to most of our customers to better align our selling prices with our cost structure, and many of our products remain priced at a premium in relation to certain of our competitors. If our products do not sell through to the end customer, our resellers or their customers may decide to reduce their orders, purchase from other vendors or return unsold product to us. In the past several quarters, we have lost product placements to our competitors at Wal-Mart and Sam’s Club, CompUSA and other resellers in part because of our pricing strategy and competitive pricing pressures. In addition, at Wal-Mart and Sam’s Club, which accounted for approximately 19% of our gross revenue in the third quarter of 2005, we have experienced a significant decline in sales due to the addition of other vendors.
     If our resellers reduce or cancel their orders, they may also decide to exercise their rights of return and require that we take back large quantities of unsold customer inventory. As a result of the product placements we have recently lost to our competitors at certain resellers, we have experienced an increase in product returns. Our customers generally place orders on the expectation of certain promotional support from us, and if we do not increase our promotional activities, those customers may decide to return significant amounts of products to us. Furthermore, if there are significant inventories of old products in our distribution channel when a new product is released, or if these distributors and retailers are unsuccessful in selling our products, there could be substantial product returns. If our reserves are insufficient to account for these or future returns or if we are unable to resell these products on a timely basis at similar prices, our revenues may be reduced. Because the market for our products is rapidly evolving, we may not be able to resell returned products at attractive prices or at all.
We depend on single suppliers for certain key components and products. We do not have long-term supply contracts with many of these suppliers and we are therefore exposed to certain risks, including price increases, late deliveries, poor component quality and a potential inability to obtain an adequate supply of components. In addition, there is a risk that we will have inadequate or incomplete indemnification from these suppliers, so we also face the risk that our margins and operating results would be severely negatively impacted if such components or products infringe the intellectual property rights of a third party or if we are found to owe license fees or royalties relating to these products.
     We have a sole source of supply for certain key components in our digital media. Because we depend on single suppliers for certain key components, and do not have a long-term supply contract with any of these suppliers, we face the risk of inadequate component supply, price increases, late deliveries and poor component quality. Any supplier may terminate their relationships with us or pursue other relationships with our competitors, and if we were to lose our relationship with these single suppliers, the lead time required to qualify new suppliers could be as long as three months. Also, if we lose our single suppliers or these suppliers are otherwise unable to satisfy our volume and delivery schedule requirements, it may be difficult to locate any suppliers who have the ability to develop, manufacture and deliver the specialized components we need for our products. If we are unable to accurately predict our supply needs, or if our supply of components is disrupted, our reputation would be harmed and we may lose customers, incur penalties from our customers or be unable to attract new customers.

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
     We also do not currently manufacture certain digital media formats, such as the xD Picture Card, Secure Digital Card or mini — Secure Digital and certain of our JumpDrive products, with our own controllers. Until we are able to develop our own flash memory controller for these and other products, we must purchase such cards or the components necessary to build such cards from third parties for resale. We do not have long-term supply contracts with all of these suppliers, and therefore face the risks of inadequate supply, price increases, late delivery or unavailability and the need to maintain buffer inventory. If our supply of such products is disrupted, we will lose existing customers and may be unable to replace them or to attract new ones.
If we are unable to generate increased revenue from licensing our intellectual property, our gross margins and results of operations would be negatively impacted.
     We have historically derived the substantial majority of our licensing revenue from a limited number of sources. If we fail to generate significant licensing revenues or increase the revenues we derive from our higher margin controller sales, we may not grow our revenues and margins as planned. In March 2002, we executed a license agreement with Samsung that provided for fixed license payments through March 31, 2004 and variable based royalties thereafter. In October 2005, we entered into a license and strategic alliance agreement with Samsung under which we will receive significant license payments during the fourth quarter of 2005 and the first quarter of 2006. These payments will not recur after the first quarter of 2006, and we cannot assure you that we will be successful in our efforts to secure new license or royalty revenues from Samsung or others, and our failure to do so could negatively impact our operating results.
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
     We currently intend to implement significant changes in our supply chain to accommodate our growth. These changes include establishing a new operational hub in Singapore, requiring more of our suppliers to sell us components on consignment, and changing our current distribution arrangements. If these changes are not implemented smoothly, we would be at risk of severe product interruptions which would negatively impact our revenues and our relationships with our customers.
     If our component suppliers are not able to meet our demand in a timely manner, we may not be able to manufacture and package products quickly enough to meet customer demand. If this were to occur, customers would likely cancel orders or switch suppliers. In addition, if we are unable to manufacture products at rates sufficient to keep up with our component purchases, we may have too much inventory that would later need to be written down if component prices decrease. This challenge can be, and has in the past been, particularly acute during the fourth quarter when demand for components is high and retail customers require the delivery of large volumes of products during a narrow window of time. In addition, because the first quarter typically experiences lower demand than the fourth quarter, inventory planning becomes particularly important. If we are not able to manage our component purchases and inventory appropriately, our financial results will be negatively impacted.
     In addition, we must continue to make significant investments in our existing internal information management systems to support increased manufacturing, as well as accounting and other management related functions. Our systems, procedures and controls may not be adequate to support rapid growth, and as described in further detail in Item 9A of our annual report for the year ended December 31, 2004 and Item 4 of this report, as of December 31, 2004, we identified two deficiencies in our internal control over financial reporting that were determined to be material weaknesses. We cannot assure you that we will not have internal control deficiencies in the future, including deficiencies that may be deemed to be material weaknesses, which could in turn harm our business, financial condition and results of operations. In addition, any improvement in economic conditions will likely extend the lead-time for procuring components. If we do not plan properly or if the demand rises too quickly, we will face material shortages.

The solid-state storage market is evolving and we may not have rights to manufacture and sell certain types of flash card formats or we may be forced to pay a royalty to sell digital media in these formats. Future digital media formats may not use our core technology.
     Many new digital cameras and other consumer devices now use digital media formats such as the Secure Digital Card or xD Picture Card formats, which we do not have the rights to manufacture. Our cost structure on these products is higher than our cost structure for other products. The Secure Digital Card was introduced by a consortium consisting of SanDisk, Matsushita and Toshiba. The consortium charges significant license fees to other companies that want to manufacture SD Cards. The Secure Digital Card and the xD Picture Card have rapidly gained broad consumer acceptance. This has resulted, and will likely continue to result in, a decline in demand, on a relative basis, for products that we have the rights to manufacture without the payment of a royalty. Also, SanDisk and M-Systems have created a new organization called U3 which purports to set standards for features relating to USB flash drives. If U3 based USB flash drives were to be widely accepted and we were required to pay a royalty to manufacture such products, it would have a negative impact on our margins.
     In the first nine months of 2005, products we purchase and resell significantly increased as a percentage of our total net revenues. We believe that one of our advantages is our ability to offer retailers all major flash card formats, and, if we were unable to supply all flash card formats at competitive prices or if we were to have product shortages, our margins would be adversely impacted and our customers would likely cancel orders or seek other suppliers to replace us.
We market our digital media primarily on the basis of its superior technology. If we are unable to achieve or maintain technological leadership or gain commercial acceptance of the performance and technology advantages of our products, our revenues and gross margins would likely decline significantly.
     We market our digital media primarily on the basis of its performance and technology advantage over our competitors’ products. In doing so, we have emphasized our speed and other advantages over our competitors’ products and have tried to establish ourselves as the brand of choice among professional photographers. In the second quarter of 2005, in collaboration with Canon, we identified a lost image condition found to be rare and specific to select Canon cameras when used with CompactFlash cards, including our own. To ensure compatibility, we offered to rework our Professional 80x CompactFlash cards and Canon offered a camera firmware update to address issues experienced with other cards for customers who experienced the problem with the identified Canon cameras. We and Canon continue to work together to ensure compatibility across product lines. The total estimated cost to rework the affected products is expected to be approximately $0.9 million, all of which was provided for in the second quarter of 2005. Aggregate costs incurred to rework the affected products during the second and third quarter of 2005 were approximately $0.3 million. If this incompatibility has a serious negative impact on our reputation with photographers, particularly professional photographers, our revenues and margins will be negatively impacted.
     We label our CompactFlash and some of our JumpDrive and Secure Digital Card products as capable of sustained write speed performance in which 1x is equal to a write speed capability of 150 kilobytes per second, nomenclature similar to that used in the CD-ROM industry. For example, our 4x CompactFlash digital film is capable of sustained write speeds of at least 600 kilobytes per second. Currently, we offer CompactFlash, Secure Digital and JumpDrive flash drives capable of minimum sustained write speeds up to 80x, 32x and 120x, respectively. Our highest capacity card is currently eight gigabytes. In addition to offering flash memory cards in a variety of speeds and capacities, we are also offering more advanced features in some of our flash media card products, such as Write Acceleration technology, the ActiveMemoryTM System and LockTightTM CompactFlash. We also market our JumpDrive products in a range of functionality to target specific consumer needs.
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
     We also face significant competition from manufacturers or card assemblers and resellers that either resell flash cards purchased from others or assemble cards from controllers and flash memory chips purchased from companies such as Renesas, Samsung or Toshiba, into flash cards. These companies include Crucial, Dane-Elec, Delkin Devices, Feiya, Fuji, Hagiwara, Hewlett Packard, Data I/O, Infineon, Kingston, Kodak, M-Systems, Matsushita, Memorex, Memory Plus, Micron, PNY, PQI, Pretec, Ritek, Samsung, SanDisk, Silicon Storage Technology, SimpleTech, SMART Modular Technologies, Sony, TDK, Transcend, Viking InterWorks and many others.
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
     Our competitors have also introduced certain flash card formats. For example, a consortium consisting of SanDisk, Matsushita and Toshiba have developed the Secure Digital Card, a media format used in digital cameras as well as in other electronic applications, and Fuji and Olympus introduced the xD Picture Card. Although we currently sell these flash memory products, which we source from third parties, we must pay significant royalties or higher costs to do so and may not be able to do so in the future at a reasonable rate or at all. In addition, SanDisk has introduced TransFlash, or MicroSD, which is designed to be used in cell phone applications. If we are unable to obtain the rights to manufacture these products, our business will be adversely affected.
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
     We sell a significant percentage of our digital media products through retailers, most notably in the third quarter of 2005, Best Buy, Office Max, Ritz Camera Centers, Target and Wal-Mart and Sam’s Club. Sales to retailers subject us to many special risks, including the following:
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
     We have entered into a supply agreement with UMC under which we are obligated to provide UMC with a rolling forecast of our anticipated purchase orders. Such forecasts may only be changed by a certain percentage each month. This limits our ability to react to significant fluctuations in demand for our products. If UMC were to become unable or unwilling to continue manufacturing our controllers in the required volumes, at acceptable quality, yields and prices, and in a timely manner, we might not be able to meet customer demand for our products, which could limit the growth and success of our business. We have qualified other fabs, but we cannot assure you that they will have sufficient capacity to accommodate our demand at any particular time. Our contract with UMC terminates in December 2005. If we cannot agree on the terms of a renewal for this agreement, we would likely continue to purchase controllers from UMC on a purchase order basis, and our prices could increase or we could receive less allocation from UMC, either of which would have a negative impact on our revenues and margins.
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
     Our flash cards are primarily assembled and tested by PC Partner in China; Macrotron and Power Digital Card in Taiwan; Venture Manufacturing Services in Singapore and Indonesia; and Venture Manufacturing, Vitron, Macrotron and PC Partner in the United States. We do not have a long-term agreement with Vitron, Venture Manufacturing or PC Partner and typically obtain services from them on a per order basis. Additionally, our controllers are assembled, tested and packaged primarily by Advanced Semiconductor Engineering in Taiwan and Advanced Interconnection Technologies in Indonesia and in the United States. Our reliance on these subcontractors involves risks such as reduced control over delivery schedules, quality assurance, inventory levels and costs. These risks could result in product shortages or increase our costs of manufacturing, assembling or testing our products. If these subcontractors are unable or unwilling to continue to provide assembly and test services and deliver products of acceptable quality, at acceptable costs and in a timely manner, we would have to identify and qualify other subcontractors. This could be time-consuming and difficult and result in unforeseen operations problems.
If our efforts to optimize our supply chain are unsuccessful and we are unable to meet our customers’ requirements, our business could be negatively impacted.
     In order to improve our ability to operate within an increasingly competitive environment, we are taking a variety of measures designed to improve operational efficiency, including streamlining our logistics to improve inventory management and reducing manufacturing costs and operating expenses. One impact of these changes will be that we will carry less inventory as a buffer against irregular deliveries from our suppliers. If we are unsuccessful in our efforts to improve operational efficiency, or, if the third-party subcontractors and suppliers on whom we depend fail to deliver or manufacture products in a timely manner or are unable or unwilling to provide the products and services we obtain from them at the cost and quality we require, our supply of components may be adversely affected. If this were to occur, we would not be able to deliver products to our customers in a timely manner necessary to meet their requirements. As a result, our business could be harmed, we may lose customers, and we may be unable to achieve our goal of sustaining profitability.
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
     Although the digital media products that we manufacture are tested after they are assembled, these products are extremely complex and may contain defects. These defects are particularly likely when new versions or enhancements are released. The sale of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. For example, if there are defects in our products that cause loss of data, customers may lose their digital images stored on our digital media. In addition, product defects and errors could result in additional development costs, diversion of technical and management resources, delayed product shipments, increased product returns, product liability claims against us which may not be fully covered by insurance or other operational expenditures. For example, during the second quarter of 2005, in collaboration with Canon, we identified a lost image condition found to be rare and specific to select Canon cameras when used with CompactFlash cards, including our own. To ensure compatibility, we offered an update for our Professional 80x CompactFlash cards and Canon offered a camera firmware update to address issues experienced with other cards to customers who experienced a problem with the identified Canon cameras. The total estimated cost to rework these products is expected to be approximately $0.9 million. Aggregate costs incurred to rework the affected products during the second and third quarter of 2005 were approximately $0.3 million. Finally, products we source from others may have defects that we cannot quickly fix and that will require us to return them to the manufacturer, which could result in delayed product shipments and damage to our reputation.
Our significant sales outside the United States subject us to increasing foreign political and economic risks, including foreign currency fluctuations, and it may be difficult for us to anticipate demand and pricing in those regions or effectively manage the distributor channels and relationships in those regions.
     Total net revenues outside of the United States accounted for approximately 44.0% of our total net revenues for the nine months ended September 30, 2005. We generated a majority of our international revenues from product sales in Europe and from product sales and licensing agreements in Asia. The European and Asian markets are intensely competitive. One of our principal growth strategies is to expand our presence in this and other international markets both through increased international sales and strategic relationships. For example, we are expanding distribution of our products into Latin America, China, India, Malaysia, Indonesia, the Middle East, Russia and Eastern Europe. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our net revenues in future periods. Accordingly, we are subject to international risks, including:
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
     In the past, securities class action litigation has often been brought against a company following a period of volatility in the market price of its securities. Following just such a period of volatility in the market price of our securities, we were named as a defendant in federal securities class action litigation and named a nominal defendant in similar derivative litigation against certain of our officers and directors. Although the plaintiffs in those actions have agreed to dismiss the litigation with prejudice, similar litigation in the future could result in substantial costs and divert management’s attention and resources, which could harm our operating results and our business. The conduct of any such proceedings could negatively impact our stock price, and an unfavorable outcome could have a material adverse impact on our financial position and liquidity.
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
     We currently depend on sales of digital media and connectivity products to digital camera owners for a substantial portion of our revenues, which exposes us to substantial risk in the event the digital photography market does not continue to grow rapidly. The digital photography market has grown very rapidly over the last several years and may now be reaching maturity and lower growth rates. The success of this market depends on many factors, including:
•	the availability of digital cameras at prices and with performance characteristics comparable to traditional cameras;

•	the availability of digital media that meets users’ requirements with respect to price, speed, connectivity, capacity and compatibility;

•	the speed at which digital cameras are able to take successive photographs;

•	the ease with which digital files can be transferred to a personal computer or printer;

•	the availability of digital image prints comparable in quality and price to traditional photographs; and

•	market conditions in the industry and the economy as a whole.
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
     Over the last several years, we have derived the majority of our revenue from the digital camera market. Although other applications such as USB storage devices, cell phones, personal digital assistants and MP3 players may consume large volumes of flash cards in the near future, today the digital photography market still remains the primary driver of demand for flash cards. We expect that the digital photography market will experience significantly slower growth rates over the next several years. As growth rates in this market begin to decline, our growth will be increasingly dependent on the development of new markets and new products for NAND flash memory. However, if these new applications do not develop or if we are unable to successfully expand our product offerings into these markets and into the channels that serve these markets, demand for our products may not increase at the same rates as they have in the past. At the present time, the extent to which these new applications will use or continue to use removable digital media is unclear. Cell phones, for example, could use embedded rather than removable storage. In addition, USB storage devices, cell phones or MP3s could use miniature hard disk technologies rather than flash based digital media. Such developments would likely result in a reduction of anticipated future demand for flash media sales thereby negatively impacting our revenues, revenue growth and gross margins.

     There can be no assurance that new markets and products will develop and grow fast enough, or that new markets will adopt NAND flash technologies or our products, to enable us to continue our growth. If the digital photography market does not continue to grow and be accepted by professional, commercial and consumer users, or if any reduction in demand in digital photography is not absorbed by new applications, we will not continue to grow at the rates that we have in prior years.
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
     We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and other methods to protect our proprietary technologies. As of September 30, 2005, we had been granted or allowed 89 patents in the United States and other countries and had 94 pending United States and foreign patent applications. We cannot assure you, however, that:

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Foreign Currency Risk. We sell our products primarily to customers in the U.S. and, to a lesser extent, the Asia Pacific region, Canada, Europe and Japan. Most of our sales are currently denominated in U.S. dollars. Although the amount of our sales denominated in currencies other than U.S. dollars have declined during 2005, we anticipate an increasing amount of our sales will be denominated in British pounds, Canadian dollar, Euro, and the Japanese yen. Foreign currency denominated revenues were approximately 18.7 and 28.2 percent of our total product revenues for the nine months ended September 30, 2005 and September 30, 2004, respectively. We purchase our products and the materials and services to build our products primarily from vendors in Korea, Taiwan, Indonesia, China, the United States, the United Kingdom, Germany, Japan and Singapore. Most of these costs are currently denominated in U.S. dollars. Although the amount of our product costs denominated in currencies other than U.S. dollars has declined during 2005, we anticipate an increasing amount of our costs will be denominated in the Euro, Japanese yen, pound sterling and possibly other currencies. Foreign currency denominated costs were approximately 3.9 and 6.4 percent of our cost of product revenues for the nine months ended September 30, 2005 and September 30, 2004, respectively. As a result, it is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar rises in comparison to the local currency, which may make it more difficult to sell our products in that market. Conversely, the prices of our products would become less expensive in a particular foreign market if the value of the U.S. dollar falls in comparison to the local currency, which may make it easier to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. These risks could become more significant as we expand business outside the U.S. or if we increase sales in non-U.S. dollar denominated currencies.
     We have adopted and implemented a hedging policy to mitigate these potential risks. We use forward contracts to mitigate the exposures associated with certain net foreign currency asset or liability positions. However, we cannot assure you that any policies or techniques that we have implemented, or may implement in the future, will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes. During the nine months ended September 30, 2005, we entered into hedges on intercompany payables denominated in the British pound and Japanese yen. During the nine months ended September 30, 2005, the foreign currency exposures on our net asset and liability positions were not fully hedged. For the nine months ended September 30, 2004, net loss on our foreign currency net asset and liability positions was $0.4 million, which was increased by net losses on hedging transactions of $0.1 million. For the nine months ended September 30, 2005, losses on our foreign currency net asset and liability positions were $4.1 million and were offset by gains on hedging transactions of $4.0 million. As of September 30, 2005, we held forward contracts with an aggregate notional value of $50.4 million to hedge the risks associated with forecast British pound and Japanese yen denominated assets and liabilities. At September 30, 2005, our aggregate exposure to non-U.S. dollar currencies, net of currency hedge contracts, was approximately $25.7 million. If, at September 30, 2005, we applied an immediate 10% adverse move in the levels of foreign currency exchange rates relative to these exposures, we would incur a foreign exchange loss of approximately $2.6 million.
     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we earn on our investments and the amount of interest expense we pay on borrowings under our line of credit. The risk associated with fluctuating interest rates impacts all of our investments because of the short duration of the investments and our borrowings under our line of credit. Accordingly, our interest rate risk is primarily related to our cash, cash equivalents and short-term investments, which amounted to $1.0 million at September 30, 2005. Our interest rate risk is related only to our $29.1 million of borrowings under our line of credit facility with Wells Fargo Foothill at September 30, 2005. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk and market risk. We plan to mitigate default risk by investing in investment-grade securities. We have historically invested in investment-grade, short-term securities that we have held until maturity to limit our market risk.
     All of the potential changes noted above are based on sensitivity analysis performed on our financial position at September 30, 2005. Actual results may differ materially.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
     Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our President and Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report as well as our Annual Report on Form 10-K, concluded that, our internal control over financial reporting was not effective to provide reasonable assurance that the foregoing objectives are achieved as of December 31, 2004 and September 30, 2005, based upon their findings of two control deficiencies that constituted material weaknesses in connection with: (i) revenue recognition with respect to certain customers (primarily our resellers), including adequate consideration of our estimates regarding offsets to or discounts from revenue such as price protection and promotional activities; and (ii) the accounting for inventory valuation reserves.
Changes in Internal Control Over Financial Reporting.
•	Revenue recognition. During the first nine months of 2005, we began taking steps toward remediation of the material weakness described above with respect to revenue recognition by taking the following actions:

•	Hiring additional personnel to review the effects of each price movement on our customers’ inventory and the impact on price protection accruals;

•	Instituting more rigorous policies and procedures regarding the approvals that must be obtained from management personnel before reducing prices to either a specific customer or on a national level;

•	Recording revenue from all of our retail customers on a sell-through basis to ensure that at the time revenue is recognized for financial reporting purposes the effects of offsets or discounts to revenue, including the impact of price moves we implemented in response to price moves by competitors, are accurately reflected in our statement of operations;

•	Increasing training and awareness to sales and marketing representatives on our processes and procedures; and

•	Instituting more rigorous procedures regarding the approvals that must be obtained from management personnel before promotional activities can be accepted.
•	Accounting for inventory and related accounts and valuation reserves. During the first nine months of 2005, we began taking steps toward remediation of the material weaknesses described above with respect to accounting for inventory and related accounts and valuation reserves:
•	Performing a more detailed and comprehensive review of our inventory to identify all excess and slow moving products;

•	Increased management oversight on the analysis or review of inventory valuation reserves and their changes from period to period;

•	Enhancing review of inventory valuation reserves to ensure that all known price reductions and estimates of future price reductions are considered to identify write-downs to net realizable value; and

•	Evaluating responsibilities within our finance organization to improve our controls and increase the level of management oversight of the process.
     Although we have completed several of these corrective actions, we continue to record post-closing adjustments with respect to accounting for inventory and related accounts and valuation reserves. As a result, we are working to identify additional controls and procedures, and we will need to test the effectiveness of these ongoing actions.
     We believe that the corrective actions discussed above, when completed, will mitigate the control deficiencies identified above. There is no guarantee that these actions, if completed by December 31, 2005, will be sufficient to remediate the previously-identified material weaknesses or newly-discovered control deficiencies. We plan to continue the on-going review and evaluation of our internal control over financial reporting, and we may make other changes as we deem desirable based on management’s reviews and evaluations. For example, we continue to enhance our controls by hiring additional qualified personnel in key financial areas and by automating a number of procedures. We will also institute more rigorous reviews of our consignment inventory that is held at our customers including their reporting processes and procedures. We have been and will continue to expand the number of retail customers who report their channel inventories to us. In addition, we will institute processes that more thoroughly review our customers, procedures and reporting practices.
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
     Except as described above, during the third quarter ended September 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
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
     Trial began on February 7, 2005, and after a six-week trial, on March 23, 2005 the jury found that Toshiba Corporation and TAEC misappropriated our trade secrets and breached their fiduciary duty to us. The jury awarded us $255.4 million in damages for Toshiba’s misappropriation of trade secrets. The jury also awarded us $58.7 million in damages for Toshiba’s breach of fiduciary duty, $58.7 million in damages for TAEC’s breach of fiduciary duty and $8.2 million in prejudgment interest for breach of fiduciary duty. The jury also found Toshiba and TAEC’s breach of fiduciary duty was oppressive, fraudulent or malicious which supported an award of punitive damages. On March 25, 2005, the jury awarded an additional $84.0 million in punitive damages. The total of these awarded damages is over $465.0 million.
     On July 8, 2005, the Superior Court of the State of California entered a Statement of Decision in which it found that Toshiba engaged in unfair or unlawful competition, thereby violating California Business and Professions Code Section 17200. However, the Court declined our request to enter an injunction against Toshiba flash memory products that incorporate our trade secrets.
     On September 30, 2005, the Court issued an order concerning two post-trial motions. First, the Court ruled against defendants’ motion that the jury’s verdict was merely advisory with respect to unjust enrichment. Second, the Court denied our motion for post-verdict, pre-judgment interest.
     On October 14, 2005, the Court entered final judgment affirming the jury’s verdict. Now that the judgment is final, California law requires that interest accrue on the amount of the judgment at the statutory rate of 10 percent simple interest, which is approximately $46 million per year. The Court has scheduled a hearing on defendant’s motion for a new trial and motion for judgment notwithstanding the verdict for November 28, 2005.
     On October 12, 2005 and October 26, 2005, respectively, the Court of Appeals and the California Supreme Court declined to review Toshiba’s interim appeals requesting delay of the entry of final judgment and stay of post-judgment proceedings in this case.
     Toshiba has publicly indicated that it intends to appeal the jury verdict, and we intend to contest any such appeal vigorously.
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
     On September 16, 2005, Fuji filed a lawsuit against us in the United States District Court for the Southern District of New York, alleging that certain of our flash cards infringe Fuji’s U.S. Patent No.’s 5,303,198; 5,386,539; and 5,390,148. We have not yet been served with the complaint. In this action, Fuji seeks injunctive relief and damages. We e believe that Fuji’s claims are without merit and intend to contest this lawsuit vigorously. At this time, we are unable to reasonably estimate the possible range of loss for this proceeding and, accordingly, have not recorded any associated liabilities on our condensed consolidated balance sheet.
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
Litigation With Willem Vroegh
     On February 20, 2004, an individual, Willem Vroegh, sued us, along with Dane-Elec Memory, Fuji Photo Film USA, Eastman Kodak Company, Kingston Technology Company, Inc., Memorex Products, Inc.; PNY Technologies Inc., SanDisk Corporation, Verbatim Corporation, and Viking InterWorks, alleging that our description of the capacity of our flash memory cards is false and misleading under California Business and Professions Code Sections 17200 and 17500. The plaintiff has also asserted allegations for breach of contract, common law claims of fraud, deceit and misrepresentation; as well as a violation of the Consumers Legal Remedies Act, California Civil Code Sec. 175, all arising out of the same set of facts. Plaintiff seeks restitution, disgorgement, compensatory damages and injunctive relief and attorneys’ fees.

     Discovery has commenced. Based on the Court’s current schedule, we expect to increase activity levels in this litigation in the fourth quarter of 2005. We believe the plaintiff’s claims are without merit and intend to contest them vigorously. At this time, we are unable to reasonably estimate the possible range of loss for this proceeding and, accordingly, have not recorded any associated liabilities on our condensed consolidated balance sheet.
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
     On August 4, 2005, plaintiffs determined that they would not file an amended complaint. On September 6, 2005, the Court entered a stipulated dismissal with prejudice.
     On June 4, 2004, a stockholder derivative lawsuit was filed in the Superior Court of the State of California, Alameda County, in which we are a nominal defendant and certain of our officers and directors are defendants. A substantially identical derivative action was filed thereafter in the same court. The derivative actions are based on allegations substantially similar to those in the federal class actions. On November 29, 2004, the Court sustained defendants’ demurrer to the complaint but granted plaintiffs leave to amend. On December 21, 2004, plaintiff filed an amended complaint. On March 21, 2005, the Court sustained defendants’ demurrer to the amended complaint without leave to amend, on the grounds that plaintiffs failed to show that pre-suit demand on our board of directors should be excused. Plaintiffs did not appeal this decision within the required time period. As a result, this action has been dismissed.
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
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit
Number	Exhibit
10.1	License and Strategic Alliance Agreement with Samsung Electronics Co., Ltd. dated October 25, 2005++

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Indicates that confidential treatment has been requested for portions of this agreement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEXAR MEDIA, INC.

/s/ Brian T. Mcgee

Brian T. McGee
Chief Financial Officer
(Principal Financial Officer and Duly
Authorized Officer)

Date: November 9, 2005

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
10.1	License and Strategic Alliance Agreement with Samsung Electronics Co., Ltd. dated October 25, 2005++

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Indicates that confidential treatment has been requested for portions of this agreement.