Form 10-K
period 2005-12-31
LEXAR MEDIA INC
filed 2006-03-16
CIK 1058289

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31103

LEXAR MEDIA, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0723123 (IRS Employer Identification No.)
47300 Bayside Parkway, Fremont, California (Address of Principal Executive Offices)	94538 (Zip Code)

(510) 413-1200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value per share

        Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

☐ Large accelerated filer        ☒ Accelerated filer        ☐ Non-accelerated filer

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of July 1, 2005 the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price for the Registrant's common stock as quoted by The Nasdaq National Market on that date) was approximately $366 million.

        As of March 2, 2006, there were 81,594,594 shares of the Registrant's common stock, $0.0001 par value per share, outstanding. This is the only outstanding class of stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

LEXAR MEDIA, INC.

FORM 10-K
For The Year Ended December 31, 2005

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

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

        Some of the statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve substantial risks and uncertainties, including, among other things, statements regarding our proposed acquisition by Micron, our anticipated revenue and costs and expenses and our planned business strategy. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "project" or "continue" and variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. The risk factors contained in this report in the section entitled "Risk Factors," as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in 2006.

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

PART I

ITEM 1    BUSINESS

Company Overview

        We design, develop, manufacture and market through our retail and original equipment manufacturing (OEM) channels, high-performance digital media products, as well as other flash based storage products. Our digital media technologies are incorporated by us or our customers into a variety of products for consumer and professional markets that utilize digital media for the capture and retrieval of digital content for the digital photography, consumer electronics, computer, industrial and communications markets. Our digital media products include a variety of flash memory cards with a range of speeds, capacities and value-added features. Our digital media products also include our JumpDrive products, which are high-speed, portable USB flash drives for consumer applications that serve a variety of uses, including floppy disk replacement as well as digital media accessories and a variety of connectivity products that link our media products to PCs and other electronic host devices. In addition, we market and sell controllers and other components to other manufacturers of flash storage media as well as digital media accessories and a variety of connectivity products that link our media products to PCs and other electronic host devices. We also license our technology to certain third parties.

        Our digital media products enable customers to capture digital images and download them quickly to a personal computer for editing, distributing and printing. We offer flash cards in all major media formats currently used by digital cameras and other electronic host devices: CompactFlash, Memory Stick, Memory Stick Duo, Memory Stick PRO, Memory Stick Duo PRO, Secure Digital Card, mini Secure Digital, MultiMediaCard, Reduced-Size MultiMediaCard and the xD Picture Card.

        Many of the CompactFlash, Memory Stick, and Memory Stick PRO products that we manufacture incorporate our patented controller technology. Other flash cards, including the Secure Digital Card and some of our JumpDrive products, incorporate third party controllers that we purchase and combine with flash memory from our suppliers, which are then assembled into a flash card by our manufacturing partners. A third category of products, comprised of xD Picture Card and readers, are products that we do not currently manufacture, but purchase and resell from our suppliers.

        A flash memory controller determines, among other things, the manner in which data is written to, and read from, the flash memory and is important in determining the overall performance of the flash card. We believe our high-performance flash cards can record data faster than other cards available on the market. This performance advantage is particularly noticeable when used in advanced digital cameras that can take advantage of our digital media's write speed, or the rate at which our digital media can capture a digital image. It is also particularly noticeable when transferring large amounts of data to our large capacity JumpDrive products.

        Our JumpDrive product line consists of portable data storage devices that link to a personal computer through a USB connection to allow customers to easily store, transfer and carry data. We introduced and began generating revenue from our JumpDrive products during 2002, and we now market and sell a variety of JumpDrive models that vary in functionality and design. We will be updating this product line during 2006 to include new designs, smaller form factors, and new added-value features.

        We participated in the MP3 market in 2005 with a limited range of product offerings. However, we experienced significant challenges in the market and did not pursue active expansion of this category of products. We continue to be interested in this market and are reevaluating our MP3 business strategy.

        Our digital media reader/writers are products that facilitate the transfer of digital images and other data files to personal computers and other host devices without a direct connection to the digital camera.

        Our flash memory controller technology can also be applied to a variety of consumer electronic applications, such as digital music players, laptop computers, personal digital assistants, telecommunication and network devices, digital cameras and digital video recorders. In order to extend our technology into these markets, we have selectively licensed our products and technology to third parties in business sectors such as data communications, telecommunications, and industrial, computing and embedded markets. We have also initiated litigation and have taken other means to protect our technology and increase our licensing revenues.

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

  Proposed Acquisition By Micron Technology, Inc.

        On March 8, 2006, we entered into a definitive merger agreement with Micron Technology, Inc. and a wholly owned subsidiary of Micron. The merger agreement provides that, upon the terms and subject to the conditions provided in the merger agreement, Micron's subsidiary will merge with and into Lexar, with Lexar being the surviving corporation of the merger. As a result of the merger: (i) Lexar will become a wholly owned subsidiary of Micron; and (ii) each outstanding share of our common stock will be converted into the right to receive 0.5625 shares of Micron common stock and

Micron will assume stock options held by our employees at the closing date with a per share exercise price of $9.00 or lower.

        The merger agreement contains representations and warranties of each of the parties to the merger agreement and the assertions embodied in those representations and warranties are qualified by information in confidential disclosure schedules that the parties delivered in connection with the execution of the merger agreement. The parties reserve the right to, but are not obligated to, amend or revise the merger agreement or the disclosure schedules. In addition, certain representations and warranties may not be accurate or complete as of any specified date because they are subject to a contractual standard of materiality different from those generally applicable to stockholders or were used for the purpose of allocating risk between the parties rather than establishing matters as facts. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts, or for any other purpose, at the time they were made or otherwise. In the merger agreement each party made certain covenants to the other that must be satisfied or waived prior to the closing. The merger agreement provides that the obligations of each party to consummate the merger are subject to the satisfaction of certain conditions.

        The merger agreement may be terminated under the following conditions: by either Lexar or Micron upon the mutual agreement of the parties; by either Lexar or Micron if the merger is not consummated by December 6, 2006; by either Lexar or Micron if a governmental entity has permanently enjoined, restrained or prohibited the transaction; by either Lexar or Micron if the merger agreement is not adopted by the required vote of our stockholders; by Lexar if we have entered into a definitive binding agreement for an alternative acquisition with respect to a superior offer and paid Micron a termination fee, upon an uncured material breach of Micron's representations and warranties or covenants or upon a material adverse effect on Micron; or by Micron upon the occurrence of a Triggering Event (as described below), an uncured material breach of our representations and warranties or covenants or upon a material adverse effect on Lexar.

        For purposes of the merger agreement, a "Triggering Event" includes any of the following events: our board of directors shall have failed to recommend that our stockholders vote to adopt the merger agreement, or shall have withdrawn, amended or modified in a manner adverse to Micron its recommendation in favor of the adoption of the merger agreement by our stockholders; we fail to include the recommendation of our board of directors in favor of the adoption of the merger agreement by our stockholders in the proxy statement/prospectus contained in the registration statement on Form S-4 to be filed with the SEC by Micron; our board of directors fails to reaffirm its recommendation in favor of the adoption of the merger agreement within 10 days after Micron requests a reaffirmation in writing; our board of directors fails to reject or shall have approved or recommended any alternative acquisition proposal; we shall have entered into any letter of intent or contract relating to any alternative acquisition that is a superior proposal consistent with the fiduciary duties of our board of directors after providing Micron with notice thereof and a reasonable opportunity (for five business days after such notice) for Micron to adjust the terms and conditions of the merger agreement to enable us to proceed with the merger with Micron; a tender or exchange offer relating to our securities shall have been commenced and we shall not have sent to our security holders, within 10 business days, a statement disclosing that we recommend rejection of the tender or exchange offer; or we shall have breached any of the covenants relating to non-solicitation of acquisition proposals or related matters or willfully and materially breached any of the covenants with respect to alternative acquisition proposals; or our board of directors resolves to do any of the foregoing.

        The foregoing description of the merger agreement is qualified in its entirety by reference to the full text of the merger agreement, a copy of which was filed as Exhibit 1.1 to the Current Report on Form 8-K that we filed with the SEC on March 8, 2006.

        In connection with the execution of the merger agreement, each of our executive officers and each member of our board of directors, in their capacities as our stockholders, entered into a voting agreement with Micron, pursuant to which, among other things, each of them agreed with Micron to vote in favor of the proposed merger and agreed not to dispose of any shares of our common stock held by such executive officer or director prior to the consummation of the merger. The voting agreements will terminate upon the earlier of the consummation of the proposed merger or the termination of the merger agreement.

        We and Micron have entered into a cross license agreement. Such agreement provides each company with a royalty-free, fully-paid, non-exclusive, term license (without a right to sublicense) to all patents and applications owned by the other party for use in certain defined fields of use—flash memory products, in the case of Lexar, and memory products, image sensors, and imaging devices but excluding certain controllers, in the case of Micron. Under the cross license, we and Micron each release the other for any past infringements of the other party's patents that would have otherwise been within the field of use granted to the released party under the cross license agreement.

        This cross license agreement is effective until March 8, 2011 unless terminated earlier pursuant to its terms. Provided that we have neither consummated an alternative acquisition nor entered into a definitive agreement or letter of intent with respect to an alternative acquisition, the cross license agreement may be terminated by either party on March 8, 2007 if the merger agreement is terminated in accordance with its terms other than either (1) by Lexar if we shall have entered into a definitive binding agreement for an alternative acquisition with respect to a superior offer and paid Micron a termination fee or (2) by Micron upon the occurrence of a Triggering Event. If the merger agreement is terminated pursuant to either of the two circumstances described in the immediately preceding sentence, the license will remain effective until its expiration on March 8, 2011. In the event of a change of control of either Lexar or Micron, the cross license agreement shall continue to benefit and obligate the party undergoing the change of control or its successor entity; however the license of such patents by the party not undergoing a change in control will extend only to that part of the business relating to the acquired party prior to such change of control and will automatically become limited to an annual sales revenues of the acquired party's licensed products sold by the acquired party in the 12 months immediately preceding such change of control.

        Unless otherwise indicated, the discussions in this document relate to Lexar as a stand-alone entity and do not reflect the impact of the proposed merger with Micron. Micron will file a registration statement on Form S-4 with the SEC containing a proxy statement/prospectus that, when final, will detail a meeting of our stockholders to enable our stockholders to vote to adopt the merger agreement and approve the merger. The proxy statement/prospectus will be sent to all of our stockholders as of the record date for the meeting and will contain important information about us, the merger, risks relating to the merger and related matters. We strongly encourage our stockholders to read this proxy statement/prospectus when available.

Our Products and Services

        Retail Channel.    We offer our digital media products through our retail channel in a variety of speeds and capacities to satisfy the various demands of different users of flash cards. We are one of only two companies to offer all major media formats currently used by digital cameras and other electronic host devices: CompactFlash, Memory Stick, Memory Stick Duo, Memory Stick PRO, Secure Digital Card, mini Secure Digital, micro Secure Digital, MultiMediaCard, Reduced-Size MultiMediaCard and the xD Picture Card. Each of these types of flash cards is referred to as a distinct "form factor." Each form factor generally is of a unique size and has a different set of connections to its intended host device. Over the last few years, the Secure Digital Card has generally increased its market share while CompactFlash has decreased on a relative basis to other form factors. Our digital media is compatible with substantially all digital cameras, and we typically guarantee purchasers of our products that our digital film will work seamlessly with any product that uses the particular form factor. The growth of the use of flash cards in cell phones has begun to create demand for after-market sales and we are seeing opportunities for sales in that market of SD and Memory Stick Duo form factors, as well as new smaller form factors.

        We differentiate our flash card business by customer needs:

  •
  The Professional line is targeted at the professional photographer and offers a range of high-speed, high-performance products that meet the demanding requirements of this segment. These products have the highest speed-rating in our product line. They are complemented by Professional card readers that offer high-speed downloads for multiple cards simultaneously.

  •
  The Platinum line is targeted to the photography enthusiast and offers a full range of speed-rated cards that are ideal for fast-action photography and video capture.

  •
  The "Value" line is targeted to the mass market and includes a full range of non-speed rated cards that are suitable for cameras, PDAs, and other multi-media devices.

  •
  We offer a version of the Memory Stick Pro Duo specifically targeted to the gaming community.

  •
  We displayed our solutions for cell phones as a separate mobile line at the Consumer Electronics Show 2006, held in early January 2006.

        In addition to offering flash memory cards in a variety of speeds and capacities, we are also offering more advanced features in some of our flash media card products, such as Write Acceleration, or WA, technology, the ActiveMemory™ System and LockTight™ CompactFlash. Our Write Acceleration technology is designed to provide additional performance advantages when enabled by firmware residing in both the digital camera and CompactFlash card. When a WA-enabled camera detects a WA-enabled card, the two are able to transfer data with less overhead, thereby increasing write speed. WA-enabled cameras include certain models of Kodak Professional, Nikon, Olympus, Pentax, Sanyo and Sigma digital cameras. Our ActiveMemory System is a technology designed to optimize digital photography workflow to enable enhanced productivity in and out of the photo studio. ActiveMemory-enabled Professional CompactFlash cards enable photographers to store user preferences and host device settings in a protected area on the card. Our LockTight technology is a digital image security solution that utilizes 160-bit encryption technology and incorporates an easy-to-use feature for establishing security settings on the memory card and corresponding digital camera. Digital content stored on the memory card can only be accessed via the digital camera with the corresponding encryption key or via a personal computer with a valid username and password. Flash memory cards enabled with our Write Acceleration, ActiveMemory and LockTight technologies are compatible with substantially all digital cameras, even if such cameras are unable to take advantage of these advanced features.

        In the second quarter of 2004, we entered into an exclusive, multi-year agreement with Eastman Kodak whereby we offer digital media for sale to customers under the Kodak brand name on a worldwide basis. We began introducing such products in the third quarter of 2004. Sales of Kodak branded products have steadily increased through the fourth quarter of 2005. As a percentage of our product revenues, sales of Kodak branded product increased through the second quarter of 2005 and maintained its percentage of revenues during the third and fourth quarter of 2005.

        To address the growing market for compact digital data and media storage solutions, we also market our JumpDrive products. We introduced and began generating revenue from our JumpDrive products during 2002, and we now market and sell several different JumpDrive models in a range of sizes, memory capacities, speeds and functionality, to target specific consumer needs. Our JumpDrive products range from models that offer basic storage capabilities like JumpDrive Classic, JumpDrive

Expression, and JumpDrive Sport, to products with enhanced performance and functionality. These include:

  •
  JumpDrive Lightning—our premium JumpDrive product, which offers a 120x (18MB/sec) minimum sustained write speed capability and a 160x (24 MB/sec) minimum sustained read speed capability, password protection, 256-bit AES encryption and file synchronization;

  •
  JumpDrive Secure—a rugged, portable USB storage device with encrypted password protected security software for PCs and Macs, which is designed to protect data from unauthorized access; and

  •
  JumpDrive TouchGuard—a USB flash drive with an integrated biometric fingerprint sensor to authenticate a user's identity and provide easy access to secured files and password protected web sites;

        We label some of our CompactFlash, Secure Digital and JumpDrive products with write speed performance in which 1x is equal to a sustained write speed of 150 kilobytes per second, nomenclature similar to that used in the CD-ROM industry. For example, our 4x CompactFlash digital film is capable of minimum sustained write speeds of at least 600 kilobytes per second. Currently, we offer CompactFlash, Secure Digital and JumpDrive flash drives capable of minimum sustained write speeds up to 133x, 133x and 120x, respectively.

        We offer a broad line of digital media accessories such as reader/writers and other accessory products. Our reader/writer products facilitate the transfer of digital images and other data files directly to personal computers or other host devices through a USB or Firewire port without a direct connection to the digital camera. We also offer accessory products, including our Image Rescue 2.0, that recovers lost or deleted image files (JPEG, TIFF and RAW) from a CompactFlash card, even if the card has become corrupted.

        Retail sales represented 84.7% of our net revenues in 2003, 91.5% of our net revenues in 2004 and 75.0% of our net revenues in 2005.

        OEM Channel:    Our OEM channel sales consist primarily of kits consisting of our controller with other components, such as flash memory, as well as our controllers sold as a stand-alone product, to original equipment manufacturers and companies that target the flash card market.

        Our controller customers often integrate these controllers in their own USB flash drives and market them primarily to major personal computer OEM customers. Generally, our agreements with our controller customers have a one-year term and are automatically renewed for an additional one-year term unless either party provides the other party with written notice of non-renewal at least 90 days prior to the end of the one-year term. We also provide the purchaser with a one-year warranty and intellectual property indemnification.

        Our components business grew rapidly in 2005 because of the general industry shortage in flash memory. Our component customers include OEMs and companies that serve retail card markets. This business is opportunistic and generally depends on tight flash supply conditions to be successful.

        Sales in our OEM channel represented 11.0% of our net revenue in 2003, 7.4% in 2004, and 23.1% in 2005.

  Licensing:

        During October 2005, we entered an agreement that extended the term of the original Samsung license agreement for five years through March 2011 and significantly expanded the scope of the original license agreement to cover Samsung products that were not previously included in the original license grant. As a result, we received significant non recurring license payments during the fourth quarter of 2005 and the first quarter of 2006. The payments received under this agreement are being recognized over a 3 year period beginning in November 2005.

        We also have license agreements with Sony. Unless extended, the Sony license agreement terminates in March 2010. Prior to termination, either party can terminate the agreement only in the event of the other party's breach of the agreement, the other party's challenge to the validity of the licensed technology or the other party's bankruptcy. We have the right to assign this license in the event we are acquired. We do not provide any intellectual property indemnification to Sony under the license agreement.

        In the fourth quarter of 2005, we received $7.6 million in variable royalties from our licensees. Variable based royalties recognized in 2005 aggregated $13.5 million, of which $5.3 million related to sales in 2004.

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

Sales and Marketing

        We sell our digital media and connectivity products to end-users primarily through retail and OEM channels. The retail channel includes national, international and regional retailers and select corporate accounts. We also use a direct sales force, as well as distributors, value-added resellers and independent sales representatives, for retail channel sales. The retail channel also includes specialty stores targeted at professional photographers and enthusiasts. The OEM channel includes digital camera manufacturers and other private label resellers.

        Our growth in product revenues during 2005 was largely driven by opportunistic sales of other components through the OEM channel. Increased sales into the retail market continued to reflect the seasonality to our business. For example, our retail shipments typically increase significantly in our fiscal fourth quarter due to seasonal consumer demand during the holidays.

        We currently sell our products in the United States, Europe, Asia and other parts of the world, either directly, through our wholly owned subsidiaries located in Japan and the U.K., or through international distributors. We have sales and marketing offices in Australia, Hong Kong, Shanghai and Singapore. We also market our products directly to end users through our website. In connection with the majority of our distributor sales, we pay commissions to independent contractors based upon the sales to their clients from our distributors. In addition, we do business with certain of our customers on a consignment basis.

        To support our sales efforts, we conduct marketing programs designed to educate our target markets about the differences in digital media offerings. Our marketing programs include merchandising programs, in-store promotions, trade events, participation in consumer educational events, involvement with certain well-known professional photographers and photography companies, and print advertising. We introduced a Pro Photography website during the year to provide an education resource and destination site for or photography enthusiasts and to enhance brand affinity with our target customers.

Customers

        Our customers include retailers, distributors, OEMs and licensees. During 2005, revenues from one customer, Wal-Mart (including Sam's Club), represented 19.6% of our gross revenues.

        During 2005, approximately 37.2% of our total net product revenues were generated by customers outside North America, consisting of approximately 13.7% from Europe, 2.8% from Japan, and 20.7% from other countries.

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

Competition

        Our industry is characterized by intense competition, supply shortages or oversupply, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. Our existing competitors include many large domestic and international companies that have longer operating histories and have or may have greater brand name recognition, greater access to flash memory, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with retailers, OEMs and end users. As a result, these competitors may be able to better absorb price declines, ensure more stable supply, adapt more quickly to new or emerging technologies or devote greater resources to the promotion and sale of their products than we may. Ultimately, this may lead to a decrease in our sales and market share and have a material adverse effect on our business, financial condition and results of operations.

        We compete with semiconductor companies that manufacture and sell flash memory chips or flash memory cards. These include Hynix, Infineon, Micron, Renesas, Samsung, SanDisk, ST Micro and Toshiba. Micron and Intel have recently formed a joint venture known as Intel Micron Flash Technologies. SanDisk and Toshiba jointly develop and manufacture both low-cost and high-performance flash memory through their Flash Vision joint venture. Because flash memory represents a significant portion of the cost of flash media, SanDisk and other flash manufacturers may have a competitive advantage and may have access to flash memory at prices substantially below the prices that our suppliers charge us. SanDisk has other competitive advantages in that it also collects substantial royalties pursuant to license agreements with Samsung and others. SanDisk also collects royalties on the manufacture and sale of SD Cards. In conjunction with the SanDisk/Samsung license agreement, SanDisk has announced that Samsung sells flash to SanDisk at very favorable pricing.

        We also face significant competition from manufacturers or card assemblers and resellers that either resell flash cards purchased from others or assemble cards from controllers and flash memory chips purchased from companies such as Renesas, Samsung or Toshiba, into flash cards. These companies include Crucial, Dane-Elec, Delkin Devices, Feiya, Fuji, Hagiwara, Hama, Hewlett Packard, Data I/O, Infineon, Kingston, Kodak, M-Systems, Matsushita, Memorex, Memory Plus, Micron, PNY, PQI, Pretec, Ritek, Samsung, SanDisk, Silicon Storage Technology, SimpleTech, SMART Modular Technologies, Sony, TDK, Transcend, Viking InterWorks and many others.

        In addition, an increasing number of companies are manufacturing their own controllers, including Genesys, Hyperstone, Prolific, SanDisk, Sigmatel, Silicon Storage Technology, Silicon Motion Inc. (SMI), Solid State System, Sony and Zoran. Such companies either combine their controllers with flash memory from third parties to manufacture their own flash cards or sell their controllers to third parties who use them to assemble flash cards. Additionally, major semiconductor companies such as Infineon, Micron, Renesas, Samsung and Toshiba have also developed or are currently developing their own controllers that will likely compete with our controller and/or card sales.

        Furthermore, many companies have introduced USB flash drives that compete directly with our JumpDrive line of products. These include Apacer, Belkin, Fuji, Imation, Iomega, JMTek, KTI

Networks, Memorex, M-Systems, Netac, PNY, Samsung, SanDisk, SimpleTech, Sony, Trek and many others.

        Many of our competitors are larger than we are and, because they manufacture their own controllers and/or flash memory, do not depend to the extent we do on third parties to supply them with those products. Flash memory has been in short supply for a number of quarters which has resulted in our flash costs decreasing at a slower rate than product pricing in the market. Companies that manufacture their own flash memory will have a significant advantage so long as this allocation situation continues.

        Our competitors have also introduced certain flash card formats. For example, a consortium consisting of SanDisk, Matsushita and Toshiba have developed the Secure Digital Card, a media format used in digital cameras as well as in other electronic applications, and Fuji and Olympus introduced the xD Picture Card. Although we currently sell these flash memory products, which we source from third parties, we must incur significant royalties or higher costs to do so and may not be able to do so in the future at a reasonable rate or at all. In addition, SanDisk has introduced TransFlash, or MicroSD, which is designed to be used in cell phone applications. If we are unable to obtain the rights to manufacture these products, our business will be adversely affected. We are also behind in achieving higher densities in certain products such as Memory Stick Pro Duo and MicroSD. If we are unable to achieve these densities, our business will be adversely affected.

        We also face competition from some manufacturers of traditional film products. Kodak and Fuji are the largest and best-known manufacturers of traditional film products. Fuji has entered the flash card market, but does not yet manufacture its own flash cards. In 2004, we entered into an agreement with Kodak to sell flash cards under the Kodak brand on a worldwide basis. With their resources and worldwide brand recognition, if we were to lose the rights to sell products under that brand, Fuji and Kodak would be formidable competitors for our core business.

        Several companies, such as Cornice, IBM, and Matrix Semiconductor, which was acquired by SanDisk in 2005, have introduced competing technologies for use in digital cameras. These include products such as Digital Capture Technology and the MicroDrive. Although the cost per megabyte of rotating media such as Digital Capture Technology and the MicroDrive is lower than that of flash cards, rotating media has historically had higher power consumption and lower reliability than flash cards. Compact discs can also be used as a storage medium for digital cameras and other devices, and, while inexpensive, are quite bulky. We expect to continue to face competition from existing or future competitors that design and market similar or alternative data storage solutions that may be less costly or provide additional features. If a manufacturer of digital cameras or other consumer electronic devices designs one of these alternative competing standards into its products, the digital media we manufacture, as currently configured, will not be compatible with that product and our revenues may decline, which would result in a material adverse effect on our business.

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

        We believe the principal competitive factors in the digital media market are price, performance, capacity, design and service, as well as the technologies adopted in host devices, monetary exchange rates and other factors that affect demand for our products. We have historically competed by offering premium products with superior performance and service at competitive prices. In 2005, we changed our pricing strategy and did not aggressively match product price declines in the market unless and until our costs adjusted in a way that would allow us to do so. However, in the first quarter of 2006, we have had to adjust our strategy and we have significantly lowered our prices to remain competitive in the market place. We believe that the superior performance of products manufactured with our proprietary controller, such as our CompactFlash cards and some of our JumpDrive products, is primarily related to their capability for higher sustained write speeds, which means that data can be written to the flash card more quickly. This is particularly important to enable users to capture multiple photos in quick succession or full motion video.

Technology

        Our technology is the result of more than ten years of research and development. As part of the Solid-State Storage Business Unit of Cirrus Logic, Inc., which we acquired in 1996, our engineering group initially pioneered mass storage controller devices to work with magnetic devices. This expertise expanded into controllers for solid-state storage systems, and more specifically for flash memory. Solid-state storage systems have no moving parts. As of March 13, 2006, we had 96 patents granted or allowed in the United States or other countries, while an additional 91 remain pending in the United States Patent and Trademark Office and foreign jurisdictions. Most of our patents revolve around our core expertise in developing and designing a programmable controller and achieving system-level performance. We are actively pursuing companies which are marketing products that we believe infringe our patents.

        Our patented system and circuit technology and proprietary Space Manager technologies enable high write speed operations to the flash memory with minimal overhead. We believe our high-speed technology provides an advantage when used in applications requiring large amounts of data to be transferred quickly, such as digital imaging and digital sound recordings. Our controllers integrate various digital and advanced analog modules by using a combination of proprietary and standardized tools. We believe our controller technology enables us to provide a high performance solution to our customers, while remaining cost-effective.

        Our patented controller architecture also allows the controller's operating software, which we refer to as firmware, to reside in the flash storage device. The firmware is downloaded into the controller's internal random access memory for execution and can easily be upgraded using simple utilities. This feature allows us to reprogram the firmware for any specific host requirements, such as optimized firmware for digital cameras or other digital devices. As a result, we can provide digital film solutions with high-performance and low power consumption without physically altering the digital storage device.

Research and Development

        We believe that in order to compete successfully, we must continually design, develop and introduce new products that take advantage of market opportunities and address emerging standards. As of March 13, 2006, we had a staff of 50 research, development and engineering personnel. In addition, we have, on occasion, engaged outside consultants to assist in the development of technologies to our specifications. We intend to continue this selective use of outside consultants in the future. During 2003, 2004, and 2005, we spent approximately $8.1 million, $10.5 million, and $13.1 million, respectively, on research and development activities.

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

Manufacturing and Operations

        We have three basic categories of products. Many of the CompactFlash, Memory Stick and Memory Stick Pro cards that we manufacture use our patented controller technology, and some incorporate features for USB connectivity, security and image recovery. Other flash cards, including the Secure Digital Card and our JumpDrive products, incorporate third party controllers that we purchase and combine with flash memory from our suppliers when we manufacture the flash card. Finally, some other products, including the xD Picture Card and our readers and digital music players, are products that we do not currently manufacture, but purchase and resell from our suppliers in order to meet the demand of our markets. We are planning to expand to manufacture additional digital media formats with our proprietary controller technology in 2006.

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

        There are three major types of flash memory: NAND, AND and NOR. We typically use industry standard NAND flash memory. Our controllers can also be configured to work with NAND flash memory produced by Hynix, Micron, ST Micro, Samsung or Toshiba, as well as AND flash memory produced by Renesas. Our controller technology can also be applied to other proprietary types of flash memory or other solid-state storage devices such as NROM from Infineon or ORNAND from Spansion.

        Under a supply agreement we finalized with Samsung in April 2001, we purchase the majority of our flash memory from Samsung, which is priced based upon an agreed methodology. Samsung has guaranteed a certain allocation of flash memory production capacity to us. In addition, Samsung also has the right to purchase our flash memory controllers. Under the agreement, Samsung provides us with intellectual property indemnification for the products we purchase from Samsung, as well as industry standard warranties. In October 2005, we agreed to extend our supply agreement with Samsung until March 2011, unless the agreement is earlier terminated as a result of a party's breach of the agreement or bankruptcy.

        United Microelectronics Corporation, or UMC, and Silicon Motion, Inc., or SMI, each based in Taiwan, currently manufacture most of our controller chips. Our flash cards are primarily assembled and tested by PC Partner in China; Macrotron and Power Digital Card in Taiwan; Venture Manufacturing Services in Singapore and Indonesia; and Venture Manufacturing, Vitron, Macrotron and PC Partner in the United States. We do not have a long-term agreement with Vitron, Venture Manufacturing or PC Partner and typically obtain services from them on a per order basis. Additionally, our controllers are assembled, tested and packaged primarily by Advanced Semiconductor Engineering in Taiwan and Advanced Interconnection Technologies in Indonesia and in the United States. In August 2003, we entered into a supply agreement with UMC under which we are obligated to provide UMC with a rolling forecast of our anticipated purchase orders. Such forecasts may only be changed by a certain percentage each month. This limits our ability to react to significant fluctuations in demand for our products. The agreement with UMC has been extended through December 31, 2006. We have also entered into a supply agreement with SMI, whereby SMI supplies us with controllers for certain of our digital media products. We are obligated to provide rolling forecasts to SMI and SMI has agreed to maintain a buffer stock to meet our needs. SMI also provides us with standard warranty and indemnity protections. This agreement runs through September 2007 and may be terminated by either party in the event of the other party's bankruptcy or breach of the agreement.

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

Employees

        At March 13, 2006, we had 325 full time employees, of which 136 were employed in marketing and sales, 50 in research, development and engineering, 75 in operations and 64 in administration. We also employ 28 temporary employees at March 13, 2006. Our continued success will depend, in part, on our ability to attract and retain skilled and motivated personnel. None of our employees is represented by labor unions. We believe that we have good relations with our employees.

ITEM 1A    RISK FACTORS

        The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Annual Report on Form 10-K.

Risks Related to Our Business

Failure to complete the merger with Micron could materially and adversely affect our results of operations and our stock price.

        We entered into a definitive merger agreement and patent cross license with Micron Technology, Inc. on March 8, 2006. Consummation of the merger is subject to customary closing conditions, including antitrust approvals and approval by our stockholders. We cannot assure you that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all. If the merger is not consummated:

  •
  we may not realize any or all of the potential benefits of the merger, including any potential synergies that could result from combining the financial, technical and manufacturing resources of Micron and Lexar;

  •
  we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger;

  •
  under some circumstances, we may have to pay a termination fee to Micron in the amount of $22 million;

  •
  any operational investments that we may delay due to the pending transaction would need to be made, potentially on an accelerated timeframe, which could then prove costly and more difficult to implement; and

  •
  the market price of our common stock may decline to the extent that the current market price reflects a market belief that the merger will be completed.

        Additionally, the announcement of the pending merger may lead to uncertainty for our employees and some of our customers and suppliers. This uncertainty may mean:

  •
  the attention of our management and our employees may be diverted from day-to-day operations;

  •
  our customers and suppliers may seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products as a result of the announcement of the merger; and

  •
  our ability to attract new employees and retain our existing employees may be harmed by uncertainties associated with the merger.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations and our stock price. If the proposed merger with Micron is not consummated, we may be at a disadvantage to our competitors.

        During the pendency of the proposed merger with Micron, we are prohibited from soliciting others to acquire Lexar. Further if an unsolicited offer is made for Lexar at a more favorable price, we may only enter into an alternative acquisition transaction without Micron's prior written approval if our board of directors concludes after consultation with our outside legal counsel and financial advisor that such proposal is reasonably likely to result in a superior offer, we terminate the merger agreement and pay a termination fee of $22 million to Micron. Covenants in the merger agreement also impede our ability to complete other transactions that are not in the ordinary course of business but that could be favorable to our stockholders.

        The merger agreement provides for a fixed exchange ratio for the number of shares of Micron common stock that will be issued for each outstanding share of our common stock in the merger. If the public trading value of shares of Micron common stock declines over the period of time required to satisfy the merger's closing conditions, the consideration received at the time of the merger may be lower than the public trading value of shares of our common stock when we entered into the merger agreement.

Stockholder securities lawsuits have been filed against us and our directors challenging the merger, and an unfavorable judgment or ruling in these lawsuits could prevent or delay the consummation of the merger and result in substantial costs to us.

        On March 9, 2006 and March 10, 2006, stockholder class actions were filed in the Superior Court of the State of California for the County of Alameda against Lexar and our directors asserting claims relating to the merger agreement. The complaints allege that, among other things, the defendants engaged in self-dealing and breached their fiduciary duties in connection with the merger agreement, and that the consideration to be received by our stockholders pursuant to the merger agreement is inadequate. Plaintiffs seek, among other things, unspecified monetary damages, attorneys' fees and certain forms of equitable relief, including enjoining the consummation of the merger, rescinding the merger agreement and imposing a constructive trust. We have obligations under certain circumstances to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation. Such obligations may apply to these lawsuits. An unfavorable outcome in these lawsuits could prevent or delay the consummation of the merger and result in substantial costs to us.

We have a history of losses and may not be able to become profitable.

        We incurred net losses in both 2004 and 2005, including a net loss of $23.8 million in the fourth quarter of 2005 and a net loss of $36.2 million for fiscal 2005, and we expect to continue to incur net losses for the foreseeable future. As of December 31, 2005, we had an accumulated deficit of approximately $203.7 million. Our ability to become profitable depends on: the rate of price decreases for our products; the cost of our components, particularly flash memory; the growth of the markets for digital cameras or other host devices that use digital storage media; the extent to which our products, particularly our higher margin products, are accepted by these markets; our ability to charge a premium for our higher performance products; the success of our products and distribution channel; our ability to control our operating expenses, particularly our litigation costs; our ability to generate increased licensing revenue from our intellectual property; and our ability to adequately manage our inventories and the challenges associated with the breadth and diversity of our product offerings. We also must continue to reduce the costs of producing and selling our flash media products by controlling our internal and channel inventories, securing the best available pricing for flash memory and components used in our digital media products and reducing our manufacturing costs. If we are unsuccessful in increasing revenues from our higher margin products and controlling our operating expenses, we may not be able to become profitable on a quarterly or an annual basis.

Our products are characterized by average selling prices that have historically declined over relatively short time periods and we are currently in a period of very significant price declines. If we are unable to effectively manage our inventories and channel inventories, reduce our costs, introduce new products with higher average selling prices or increase our sales volumes, our revenues and gross margins will be negatively impacted.

        Our competitors and customers impose significant pricing pressures on us. In the first quarter of 2006, our competitors' prices have declined dramatically. Our prices have fallen faster than our costs, particularly the cost of flash memory, which has resulted in additional margin pressure. In addition, because a large percentage of our sales are to a small number of customers that are primarily retail consumer chains, distributors and large OEMs, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions or to match pricing of our competitors. In the past, we have significantly reduced the prices of many of our flash products from time to time. We reduced prices again in the first quarter of 2006, and we expect we will need to continue to do so to remain competitive. Any reduction in prices by us in response to pricing pressures will hurt our gross margins unless we can reduce our costs and manage our internal and channel inventories to minimize the impact of such price declines.

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

        Nearly all of our retail product sales in 2003, 2004, and 2005 were made through our resellers to which we have provided price protection. Price protection allows customers to receive a price adjustment on existing inventory when its published price is reduced. In an environment of slower demand and abundant supply of products, price declines and channel promotions expenses are more likely to occur and, should they occur, are more likely to have a significant impact on our operating results. Further, in this environment, high channel inventory may result in substantial price protection charges. These price protection charges have the effect of reducing gross sales and gross margin. Price protection in our retail channel was approximately $13.3 million, or 3.4% of product revenues, during 2003; approximately $52.6 million, or 7.8% of product revenues, during 2004; and, approximately $19.3 million, or 2.3% of product revenues, during 2005. In the first quarter of 2006, we have had to reduce our prices significantly in response to competitive pressures. We anticipate that we will continue to incur price protection charges for the foreseeable future due to competitive pricing pressures and, as a result, our revenues and gross margins will be adversely affected.

We have written down and may need to further write-down our inventory if our sales levels do not match our expectations or if selling prices decline more than we anticipate, which could adversely impact our revenues and gross margins.

        We operate in an industry that is characterized by intense competition, supply shortages or oversupply, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence, all of which make it more challenging to effectively manage our inventory. Our inventories are stated at the lower of cost or market value. Determining market value of inventories involves numerous judgments, including judgments regarding average selling prices and sales volumes for future periods. We primarily utilize estimated selling prices for measuring any potential declines in market value below cost. When market value is determined to be below cost, we make appropriate allowances to reduce the value of inventories to net realizable value. This may occur where we determine that inventories are slow moving, obsolete or excess or where the selling price of the product is insufficient to cover product costs and selling expenses.

        We have a significant amount of inventory related to our packaging and labels. We had previously announced our introduction of a new branding campaign. As we transitioned to new packaging related to our new branding initiatives, we had excess inventory related to earlier brand designs. We are also in the process of shifting and have shifted to other suppliers to meet our packaging needs. Certain of our suppliers purchase components on our behalf. As we shifted to new suppliers, we had additional write downs associated with inventory that was slow-moving, obsolete or excess or could not be transferred to our new suppliers. Cost of product revenues in 2003, 2004 and 2005 include the write-down of inventories totaling $4.1 million, $17.4 million and $31.0 million, respectively. If actual product demand or selling prices are less favorable than we estimate, we may be required to take additional inventory write-downs and our revenues and gross margins will be negatively impacted.

        As part of our write-down of inventory in 2005, we took into account adverse purchase commitments along with inventory held at our contract manufacturers and fulfillment houses where purchases were made on our behalf based on forecasts. We reserved approximately $2.6 million for this inventory in the fourth quarter since usage of these supplies has not occurred or are not contemplated to occur within a reasonable time.

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

        Our operating results and gross margins have fluctuated in the past and may vary significantly in the future based on a number of factors related to our industry and the markets for our products. We will have little or no control over many of these factors and any of these factors could cause our operating results and gross margins, and consequently the price of our common stock, to fluctuate significantly. These factors include, among others:

  •
  competitive pricing pressures for the products we sell, including the timing and amount of any reductions in the average selling prices of our products and services;

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

  •
  the timely availability of flash memory, particularly flash memory that meets our technological requirements and the availability to us of lower cost multi-level cell, or MLC, flash memory;

  •
  the decision of our customers to return products or rotate their stock;

  •
  the inability of suppliers to fully indemnify us should we be subjected to litigation;

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

  •
  competing flash card standards, which displace the standards used in our products and our customers' products;

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

An unfavorable outcome or delays with respect to our on-going litigation could lead to a decline in our stock price and have a negative impact on our ability to increase our licensing revenues.

        In March 2005, a jury found Toshiba Corporation and Toshiba America Electronic Components, Inc. liable to us for breach of fiduciary duty and theft of trade secrets and awarded us over $465 million in damages, including a punitive damage award for conduct by Toshiba that the jury found to be oppressive, fraudulent or malicious.

        On December 2, 2005, the Court issued an order granting defendants' motion for a new trial on the economic and monetary awards for misappropriation of trade secrets and breach of fiduciary duty. The Court denied defendants' motion for a new trial on all other grounds and also denied the motion for judgment notwithstanding the verdict. The effect of the Court's order is that the jury's damage award of approximately $465 million has been set aside and interest will not accrue on this amount.

        Both defendants and we have appealed the Court's December 2, 2005 order. Defendants have appealed from those portions of the order that denies them a new trial on liability and denies their motion for judgment notwithstanding the verdict. We have appealed from that portion of the order that grants defendants a new trial on damages. Defendants have also protectively cross-appealed from the judgment, meaning that should the order granting a new trial on damages be set aside, the Court of Appeals would need to address aspects of the judgment that defendants challenge in that context. In all events, because of the parties' cross appeals from the new trial order, the Court of Appeals will address both damages and liability issues presented by the jury's verdict.

        If the briefing goes as expected, we expect that the Court of Appeals will hold argument on the appeals in the third or fourth quarter of 2007. There are a number of possible dispositions of the appeal, including an across-the-board affirmance of the order granting a new damages trial and denying defendants' motion for judgment notwithstanding the verdict. If this occurs, and if the Supreme Court does not grant review of the Court of Appeal's decision, the new damages trial would likely take place in the Santa Clara County Superior Court in 2008. If the Supreme Court granted review, however, the appellate proceedings would likely not conclude until 2010, with a new damages trial possible thereafter.

        During the time the case remains pending, we expect to incur substantial additional legal costs. The Court of Appeals could also award the payment of costs to the prevailing party on appeal which could be in the millions of dollars. If Toshiba prevailed on appeal or if the appeal were delayed, this could adversely affect our ability to secure additional licensing revenue either from Toshiba or other potential licensees and, have a negative impact on the value of our stock.

We have changed our pricing strategy to aggressively match our competitors' product price declines, which could result in reductions to our revenues, gross margins and market share.

        In the first quarter of 2005, we announced that we would focus our business on profitability, potentially at the expense of revenue growth and market share. However, in the first quarter of 2006, our competitors made very significant across the board price decreases affecting substantially all of our products. In response to these competitive pricing pressures in the first quarter of 2006, we have had to adjust our strategy and we have significantly lowered our prices to remain competitive in the market place. We may be required to make further price reductions in response to competitive pricing pressures. We intend to continue to manage our selling prices with the intention of focusing on profitability as much as possible while balancing our goal to maintain our retail market position. If we cannot offset such lower prices with lower costs through our suppliers, it will have a negative impact on our gross margins. If the retail selling prices of our products are not competitive with our competitors' selling prices, our resellers may further reduce their orders, purchase from other vendors or return unsold product to us within the scope of their agreements.

We expect that our controller and other component sales will decline in the first quarter of 2006 and beyond which will cause our revenues, gross margins and results of operations to be negatively impacted.

        In 2005, our revenues from our OEM channel increased to $196.7 million. Our OEM channel sales consist primarily of kits consisting of our controller with other components, such as flash memory, as well as our controllers sold as a stand-alone product, as well as to original equipment manufacturers and companies that target the flash card market. Our components business grew rapidly in 2005 because of the general industry shortage in flash memory. Our component customers include OEMs and companies that serve retail card markets. This business is opportunistic and generally depends on tight flash supply. We currently expect our controller and other component revenues to significantly decrease in the first quarter of 2006 and beyond. As our sales of these components decline, or if we cannot successfully sell such products according to our current plans or maintain the rights to do so, our revenues and results of operations would be negatively impacted. Our sales of other components also had a positive impact on our days sales outstanding which will be negatively impacted as such sales decrease.

If we are unable to continue to develop, competitively market and successfully sell our JumpDrive portable flash storage product line, our revenues, gross margins and results of operations will be negatively impacted.

        We derive a significant portion of our revenues and gross margin from sales of our JumpDrive flash storage products. The market for USB drives has become increasingly competitive. We believe that design has become an important selling feature for these products unlike other flash cards which have fixed dimensions and specifications. If we cannot continue to develop, market and sell these products, particularly with designs that appeal to a broad group of customers, and successfully educate consumers regarding the products' selling features in order to gain commercial acceptance and premium pricing, our revenues, gross margins and operating results may suffer.

We depend on a few key customers and the loss of any of them could significantly reduce our revenues.

        Historically, a small number of our customers have accounted for a significant portion of our revenues. During 2005, sales to the ten customers from which we received the greatest revenues accounted for approximately 47.9% of our gross revenues while sales to one customer, Wal-Mart (including Sam's Club), represented approximately 19.6% of our gross revenues. In 2005, we lost product placements to our competitors at certain retailers and other retail accounts due to competitive pricing pressures and our focus on profitability, and we expect that if we do not maintain competitive pricing, such accounts will continue to be a smaller portion of our business in 2006 and for the foreseeable future.

        Our revenues could decline if one or more of our largest customers were to: significantly reduce, delay or cancel their orders; decide to purchase digital media manufactured by one of our competitors; terminate their relationship with us; develop and manufacture their own digital media; or cease operations due to the downturn in the global economy. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

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

        Effective internal control over financial reporting is essential for us to produce reliable financial reports. If we cannot provide reliable financial information or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal control over financial reporting. As a result, in connection with our management's evaluation of our internal control over financial reporting as of December 31, 2005, management identified two control deficiencies that constitute material weaknesses. As more fully described in Item 9A of this report, as of December 31, 2005, our management determined that we did not maintain effective internal control over:

  •
  revenue recognition; and

  •
  the accounting for inventory.

        As a result of the material weaknesses identified, we concluded that our internal control over financial reporting was not effective as of December 31, 2005, and PricewaterhouseCoopers LLP, our independent registered public accounting firm, issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2005. Although we have continued to take certain steps to remediate the material weaknesses identified in our internal control over financial reporting, these measures have not been entirely successful, and we continue to record post-closing adjustments with respect to revenue recognition, accounting for inventory and related accounts and valuation reserves. We are working to identify additional controls and procedures, and we will need to test the effectiveness of these ongoing actions. A failure to successfully implement and maintain effective internal control over financial reporting, including any ineffectiveness of the corrective actions we implement to address the control deficiencies, could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

        In the future, a meaningful portion of our revenue may be derived from sales of digital media under the Kodak brand. We have a number of obligations that we must fulfill under our agreement with Kodak to keep the license exclusive and to keep it in effect. These obligations include compliance with Kodak guidelines and trademark usage, customer satisfaction, and the requirement that we meet market share goals and target minimum royalty payments. As of December 31, 2005, we had not met these targets. As a result, Kodak may in the future have the right to make our license non-exclusive or to terminate our license in its entirety. If we were to lose the rights to sell products under the Kodak brand, our financial results could be significantly negatively impacted.

        In addition, our business may also be negatively impacted if we are unable to manage our existing relationships with our OEM customers. Our OEM customers include many large domestic and international companies that have greater financial resources and bargaining power than we do. As a result, our agreements with some of these customers include restrictions and commitments that could adversely affect our revenues and gross margins. These contractual provisions include, among others: guaranteed pricing and price protection; commitments to supply product at the customer's requested volumes; penalties for late shipment, delivery cancellation or failure to meet certain quality assurances; agreements not to sue, or assert our intellectual property rights against, such customers; and limitations on our ability to terminate such agreements.

We are substantially leveraged, which could adversely affect our ability to adjust our business, to develop or enhance our products, expand our operations, respond to competitive pressures or obtain additional financing.

        We have significant indebtedness. In March and May 2005, we issued $70.0 million in aggregate principal amount of 5.625% senior convertible notes due April 1, 2010. In addition, as of December 31, 2005, we had borrowed $54.7 million under the Wells Fargo Foothill asset-based credit facility, which has since been repaid.

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

  •
  if we elect to pay any premium on the senior convertible notes with shares of our common stock or we are required to pay a "make-whole" premium with our shares of common stock, our existing stockholders' interest in us would be diluted; and

  •
  we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

        Our ability to pay interest and principal on our asset based credit facility and debt securities, to satisfy other debt obligations which may arise and to make planned expenditures will be dependent on our future operating performance, which could be affected by changes in economic conditions and other factors, some of which are beyond our control. A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of the debt under such instruments and in some cases acceleration of debt under other instruments that may contain cross-default or cross-acceleration provisions. At December 31, 2005, we were in technical default of one of the reporting covenants under the Wells Fargo Foothill facility. Although we have obtained from the bank a waiver of our compliance with this covenant and any corresponding event of default, there is no assurance that the bank will provide a waiver in the event of any future non-compliance. If we are at any time unable to generate sufficient cash flow from operations to service our indebtedness, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

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

        As a result of the supply agreement we entered into with Samsung in 2001, it is our primary supplier of flash memory, which is the primary cost of our digital media. During 2005, the demand for flash memory was greater than the supply of flash memory due to the continuing demand for digital consumer products, such as cellular phones, digital cameras and MP3 players, and accompanying digital media products. We expect that flash will again become in tight supply in the second half of 2006. If we are unable to obtain sufficient quantities of flash memory from Samsung or from another flash memory supplier in a timely manner and at competitive prices, we will not be able to manufacture and deliver flash memory products to satisfy our customers' requirements.

        We typically need to build a strategic inventory of key components, including flash, in advance of our customers' needs. If we do not forecast accurately, we may not have enough flash to build cards to meet our customers' needs or we may have too much inventory or inventory of the wrong type.

        Although a number of semiconductor companies have begun to manufacture flash memory that would meet some of our needs, we expect Samsung and Toshiba will continue to dominate the market for high density flash chips as the new flash memory suppliers are generally beginning their production with lower density products and are not expected to bring significant supply of larger capacity flash to market over the period. The new flash suppliers have been delayed in their efforts to enter the flash chip market and their technical roadmaps may now be substantially behind the products manufactured and sold by Samsung and Toshiba. Even as additional flash memory capacity becomes available from new suppliers, these suppliers may not be able to supply our flash memory needs at competitive prices if we cannot obtain adequate supplies from Samsung. Even if we are able to obtain flash memory in sufficient volumes and on schedules that permit us to satisfy our delivery requirements, the prices charged by Samsung or other suppliers have not and may not enable us to compete effectively in our market. If we are unable to satisfy the requirements of our customers or supply digital media to them in the volumes and at the pricing they request, they will likely reduce future orders, impose penalties on us for failure to meet their requirements or eliminate us as a supplier. Our reputation would likely also be harmed and we may not be able to replace any lost business with new customers. If we are unable to obtain flash memory at economical prices, our gross margins would decline unless we could raise the prices of our products in a commensurate manner or offset the cost increases elsewhere. The existing competitive conditions in our industry may not permit us to do so, which would adversely impact our revenues and gross margins.

        In addition, if Samsung does not offer us prices, sales terms and credit terms that are appropriate to meet our growing needs, we might have to seek alternate suppliers or additional financing. If Samsung does not follow through on its agreements with us with respect to allocation of flash supply, flash packaging types that it would provide, pricing and other rights, our revenue and margins would be adversely affected. Samsung may not be able to offer us flash memory in the type of packaging or technical specifications that we need which would leave us unable to manufacture certain card formats. Additionally, Samsung and other current and potential suppliers of flash memory are located in Asia, a region that has been, and in the future may be, affected by economic and political instability that could adversely affect the price and supply of flash memory. Furthermore, if Samsung is unable to increase its output of flash memory in a manner commensurate with our needs, or to manufacture flash memory that is technologically and price competitive, or if it has any interruptions in shipment for any reason, we would be unable to satisfy our customers' requirements. For example, Samsung has previously emphasized smaller flash geometries over multi-level cell technology. In contrast, Toshiba and SanDisk are manufacturing multi-level cell technology in volume at high yields, which appears to give them significant cost advantages over single-level cell technologies.

        Samsung has from time to time considered directly entering the retail market for flash media, which would make it a direct competitor to us. Because flash memory represents a significant portion of the cost of flash media, flash manufacturers like Samsung may have a competitive advantage.

        In October 2005, we agreed to extend our supply agreement with Samsung until March 2011, unless the agreement is earlier terminated as a result of a party's breach of the agreement or bankruptcy. If our supply agreement with Samsung were to terminate and we were unable to secure a sufficient volume of flash memory from other suppliers at competitive pricing, our ability to deliver flash memory products to satisfy our customers' requirements would be negatively impacted.

In 2005, we modified our pricing strategy and significantly reduced our promotional programs. Additionally, in the first quarter of 2005, we increased prices on certain products to most of our customers to better align our selling prices with our cost structure. Many of our retail customers and distributors have rights of return, and if they decide to terminate their relationships with us and purchase from other vendors as a result of those actions, similar future actions or otherwise, we may be required to take back large quantities of unsold customer inventory which could have an adverse effect on our revenues.

        Substantially all of our sales of our digital media products to end-users are made through distributors and retailers. Our sales through these channels often include rights to return unsold customer inventory still in the customers' inventory for credit. In 2005, we modified our pricing strategy and significantly reduced our promotional programs. Additionally, in the first quarter of 2005, we increased prices on certain products to most of our customers to better align our selling prices with our cost structure, and many of our products remain priced at a premium in relation to certain of our competitors. If our products do not sell through to the end customer, our resellers or their customers may decide to reduce their orders, purchase from other vendors or return unsold product to us. In the past several quarters, we have lost product placements to our competitors at Wal-Mart (including Sam's Club), CompUSA, Best Buy, Circuit City and other resellers in part because of our pricing strategy and competitive pricing pressures. In addition, at Wal-Mart (including Sam's Club), which accounted for approximately 19.6% of our gross revenue in 2005, we have experienced a significant decline in sales due to the addition of other vendors.

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

        We have a sole source of supply for certain key components in our digital media. Because we depend on single suppliers for certain key components, and do not have a long-term supply contract with many of these suppliers, we face the risk of inadequate component supply, price increases, late deliveries and poor component quality. Any supplier may terminate their relationships with us or pursue other relationships with our competitors, and if we were to lose our relationship with these single suppliers, the lead time required to qualify new suppliers could be significant. Also, if we lose our single suppliers or these suppliers are otherwise unable to satisfy our volume and delivery schedule requirements, it may be difficult to locate any suppliers who have the ability to develop, manufacture and deliver the specialized components we need for our products. If we are unable to accurately predict our supply needs, or if our supply of components is disrupted, we may incur significant inventory write downs, and we may lose customers, incur penalties from our customers or be unable to attract new customers.

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

        We also do not currently manufacture certain digital media formats, such as the Secure Digital Card formats as well as certain of our JumpDrive products, with our own controllers. We also do not manufacture our xD cards. We do not have long-term supply contracts with all of these suppliers, and therefore face the risks of inadequate supply, price increases, late delivery or unavailability and the need to maintain buffer inventory. If our supply of such products is disrupted, we will lose existing customers and may be unable to replace them or to attract new ones.

If we are unable to generate increased revenue from licensing our intellectual property, our gross margins and results of operations would be negatively impacted.

        We have historically derived the substantial majority of our licensing revenue from a limited number of sources. If we fail to generate significant licensing revenues or increase the revenues we derive from our higher margin controller sales, we may not grow our revenues and margins. In March 2002, we executed a license agreement with Samsung that provided for fixed license payments through March 31, 2004 and variable based royalties thereafter. In October 2005, we entered into a license and strategic alliance agreement with Samsung that modified and extended our original agreements. As a result, we received significant non-recurring license payments during the fourth quarter of 2005 and the first quarter of 2006. The payments received under this agreement are being recognized over a 3 year period beginning in November 2005. We cannot assure you that we will be successful in our efforts to secure new license or royalty revenues from Samsung or others, and our failure to do so could negatively impact our operating results.

We need to improve our operations infrastructure and our supply chain.

        We currently intend to implement significant changes in our supply chain. These changes include establishing a new operational hub in Asia, requiring more of our suppliers to sell us components on consignment, and changing our current distribution arrangements. If these changes are not implemented smoothly, we would be at risk of severe product interruptions which would negatively impact our revenues and our relationships with our customers.

        If our component suppliers are not able to meet our demand in a timely manner, we may not be able to manufacture and package products quickly enough to meet customer demand. If this were to occur, customers would likely cancel orders or switch suppliers. In addition, if we are unable to manufacture products at rates sufficient to keep up with our component purchases, we may have too much inventory that would later need to be written down if component prices decrease. This challenge is exacerbated by the fact that our contract manufacturers and fulfillment houses place orders for materials and components on our behalf according to our forecasts. Because of the seasonality in our business, inventory planning becomes particularly important. If we are not able to manage our component purchases and inventory appropriately, our financial results will be negatively impacted.

        In addition, we must continue to make significant investments in our existing internal information management systems to support increased manufacturing, as well as accounting and other management related functions. Our systems, procedures and controls may not be adequate to support rapid growth, and as described in further detail in Item 9A of this report, as of December 31, 2005, we identified two deficiencies in our internal control over financial reporting that were determined to be material weaknesses. We cannot assure you that we will not have internal control deficiencies in the future, including deficiencies that may be deemed to be material weaknesses, which could in turn harm our business, financial condition and results of operations. In addition, any improvement in economic conditions will likely extend the lead-time for procuring components. If we do not plan properly or if the demand rises too quickly, we will face material shortages.

The solid-state storage market is evolving and we may not have rights to manufacture and sell certain types of flash card formats or we may be forced to pay a royalty to sell digital media in these formats. Future digital media formats may not use our core technology.

        Many digital cameras and other consumer devices use digital media formats such as the Secure Digital Card, MicroSD or xD Picture Card formats, which we do not have the rights to manufacture. Our cost structure on these products is higher than our cost structure for other products. The Secure Digital Card was introduced by a consortium consisting of SanDisk, Matsushita and Toshiba. The consortium charges significant license fees to other companies that want to manufacture SD Cards. The Secure Digital Card and the xD Picture Card have continued to rapidly gain broad consumer acceptance. This has resulted, and will likely continue to result in, a decline in demand, on a relative basis, for products that we have the rights to manufacture without the payment of a royalty. Also, SanDisk and M-Systems have created a new organization called U3 which purports to set standards for features relating to USB flash drives. If U3 based USB flash drives were to be widely accepted and we were required to pay a royalty to manufacture such products, it would have a negative impact on our margins.

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

        We market our digital media primarily on the basis of its performance and technology advantage over our competitors' products. In doing so, we have emphasized our speed and other advantages over our competitors' products and have tried to establish ourselves as the brand of choice among professional photographers. From time to time our competitors have introduced products for which they have claimed large storage capacities, high, sustained write speeds, including write speeds faster than that of some of our own competing products, and similar functionality to that of our own products. If we are unable to design and manufacture products that are technologically superior to those of our competitors, if we lose our status as a brand preferred by professional photographers or if we are unable to gain commercial acceptance of the performance and technology advantages of our products, we will be unable to achieve a premium price for our products. If this were to occur, our revenues and gross margins would likely decline significantly.

Increased competition in the digital media market may lead to a decrease in our revenues and market share.

        Our industry is characterized by intense competition, supply shortages or oversupply, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. Our existing competitors include many large domestic and international companies that have longer operating histories and have or may have greater brand name recognition, greater access to flash memory, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with retailers, OEMs and end users. As a result, these competitors may be able to better absorb price declines, ensure more stable supply, adapt more quickly to new or emerging technologies or devote greater resources to the promotion and sale of their products than we may. Ultimately, this may lead to a decrease in our sales and market share and have a material adverse effect on our business, financial condition and results of operations.

        We compete with semiconductor companies that manufacture and sell flash memory chips or flash memory cards. These include Hynix, Infineon, Micron, Renesas, Samsung, SanDisk, ST Micro and Toshiba. Micron and Intel have recently formed a joint venture known as Intel Micron Flash Technologies. SanDisk and Toshiba jointly develop and manufacture both low-cost and high-performance flash memory through their Flash Vision joint venture. Because flash memory represents a significant portion of the cost of flash media, SanDisk and other flash manufacturers may have a competitive advantage and may have access to flash memory at prices substantially below the prices that our suppliers charge us. SanDisk has other competitive advantages in that it also collects substantial royalties pursuant to license agreements with Samsung and others. SanDisk also collects royalties on the manufacture and sale of SD Cards. In conjunction with the SanDisk/Samsung license agreement, SanDisk has announced that Samsung sells flash to SanDisk at very favorable pricing.

        We also face significant competition from manufacturers or card assemblers and resellers that either resell flash cards purchased from others or assemble cards from controllers and flash memory chips purchased from companies such as Renesas, Samsung or Toshiba, into flash cards. These companies include Crucial, Dane-Elec, Delkin Devices, Feiya, Fuji, Hagiwara, Hama, Hewlett Packard, Data I/O, Infineon, Kingston, Kodak, M-Systems, Matsushita, Memorex, Memory Plus, Micron, PNY, PQI, Pretec, Ritek, Samsung, SanDisk, Silicon Storage Technology, SimpleTech, SMART Modular Technologies, Sony, TDK, Transcend, Viking InterWorks and many others.

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

        Furthermore, many companies have introduced USB flash drives that compete directly with our JumpDrive line of products. These include Apacer, Belkin, Fuji, Imation, Iomega, JMTek, KTI Networks, Memorex, M-Systems, Netac, PNY, Samsung, SanDisk, SimpleTech, Sony, Trek and many others.

        Many of our competitors are larger than we are and, because they manufacture their own controllers and/or flash memory, do not depend to the extent we do on third parties to supply them with those products. Flash memory has been in short supply for a number of quarters which has resulted in our flash costs decreasing at a slower rate than product pricing in the market. Companies that manufacture their own flash memory will have a significant advantage so long as this allocation situation continues.

        Our competitors have also introduced certain flash card formats. For example, a consortium consisting of SanDisk, Matsushita and Toshiba have developed the Secure Digital Card, a media format used in digital cameras as well as in other electronic applications, and Fuji and Olympus introduced the xD Picture Card. Although we currently sell these flash memory products, which we source from third parties, we must incur significant royalties or higher costs to do so and may not be able to do so in the future at a reasonable rate or at all. In addition, SanDisk has introduced TransFlash, or MicroSD, which is designed to be used in cell phone applications. If we are unable to obtain the rights to manufacture these products, our business will be adversely affected.

        We also face competition from some manufacturers of traditional film products. Kodak and Fuji are the largest and best-known manufacturers of traditional film products. Fuji has entered the flash card market, but does not yet manufacture its own flash cards. In 2004, we entered into an agreement with Kodak to sell flash cards under the Kodak brand on a worldwide basis. With their resources and worldwide brand recognition, if we were to lose the rights to sell products under that brand, Fuji and Kodak would be formidable competitors for our core business.

        Several companies, such as Cornice, IBM, and Matrix Semiconductor, which was acquired by SanDisk in 2005, have introduced competing technologies for use in digital cameras. These include products such as Digital Capture Technology and the MicroDrive. Although the cost per megabyte of rotating media such as Digital Capture Technology and the MicroDrive is lower than that of flash cards, rotating media has historically had higher power consumption and lower reliability than flash cards. Compact discs can also be used as a storage medium for digital cameras and other devices, and, while inexpensive, are relatively bulky. We expect to continue to face competition from existing or future competitors that design and market similar or alternative data storage solutions that may be less costly or provide additional features. If a manufacturer of digital cameras or other consumer electronic devices designs one of these alternative competing standards into its products, the digital media we manufacture, as currently configured, will not be compatible with that product and our revenues may decline, which would result in a material adverse effect on our business.

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

        We sell a significant percentage of our digital media products through retailers, most notably in 2005, Best Buy, Office Max, Ritz Camera Centers, Target and Wal-Mart (including Sam's Club). Sales to retailers subject us to many special risks, including the following:

  •
  continued downward pricing pressure in the retail channel has necessitated, and we expect will continue to necessitate, price protection of the inventories of our products that many of our customers carry;

  •
  retailers may emphasize our competitors' products over our products or decline to carry our products or we may lose our exclusive relationship with certain retailers;

  •
  loss of market share if the retailers that carry our products do not grow as quickly and sell as many digital media products as the retailers that carry the digital media products of our competitors;

  •
  loss of business or monetary penalties if we are unable to satisfy the product needs of these customers or fulfill their orders on a timely basis;

  •
  increased sales and marketing expenses if we are unable to accurately forecast our customer's orders, including, among other items, increased freight and fulfillment costs if faster shipping methods are required to meet customer demand;

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

We depend primarily on United Microelectronics Corporation, or UMC and Silicon Motion, Inc., or SMI, to manufacture our controllers, and if we are unable to obtain from UMC or SMI sufficient quantities of controllers at acceptable quality, yields and prices, and in a timely manner, we may not be able to meet customer demand for our products, which could limit the growth and success of our business.

        We do not own or operate a semiconductor fabrication facility, or fab. Instead, we rely primarily on two foundries, UMC and SMI, to produce the majority of our controller products. Our reliance on an independent foundry involves a number of significant risks, including:

  •
  reduced control over delivery schedules, quality assurance, manufacturing yields and production costs; and

  •
  unavailability of, or delayed access to, next-generation or key process technologies.

        We have entered into a supply agreement with UMC under which we are obligated to provide UMC with a rolling forecast of our anticipated purchase orders. Such forecasts may only be changed by a certain percentage each month. This limits our ability to react to significant fluctuations in demand for our products. If UMC were to become unable or unwilling to continue manufacturing our controllers in the required volumes, at acceptable quality, yields and prices, and in a timely manner, we might not be able to meet customer demand for our products, which could limit the growth and success of our business. We have qualified other fabs, but we cannot assure you that they will have sufficient capacity to accommodate our demand at any particular time. Our contract with UMC has been extended through December 31, 2006. We have entered into a supply agreement with SMI, whereby SMI supplies us with controllers for certain of our digital media products. This agreement runs through September 2007 and may be terminated by either party in the event of the other party's bankruptcy or breach of the agreement. We are obligated to provide rolling forecasts to SMI and SMI has agreed to maintain a buffer stock to meet our needs. SMI also provides us with standard warranty and indemnity protections. If SMI were unable or unwilling to supply us controllers in the required volumes at acceptable quality and prices, we might not be able to meet customer demand for our products, which could limit the growth and success of our business. If SMI failed to meet its warranty on indemnity obligations, our operating results could be significantly and negatively impacted.

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

If our efforts to optimize our supply chain are unsuccessful and we are unable to meet our customers' requirements, our business could be negatively impacted.

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

If we encounter difficulties in attracting and retaining qualified personnel, particularly in light of the potential merger with Micron and the resulting uncertainty, we may not be able to successfully execute our business strategy, we may need to grant large stock-based incentives that could be dilutive to our stockholders and we may be required to pay significant salaries which would increase our general and administrative costs.

        Our future success will depend to a significant extent on the continued services of our key employees. Our success will also depend on our ability to attract and retain qualified technical, sales, marketing, finance and managerial personnel. If we are unable to find, hire and retain qualified individuals, we may have difficulty implementing portions of our business strategy in a timely manner, or at all.

        We may experience difficulty in hiring and retaining candidates with appropriate qualifications particularly in light of the potential merger with Micron and the resulting uncertainty. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to existing stockholders and, as a result of SFAS 123(R), would require us to record compensation expense related to such grants, which would result in lower reported earnings. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which could harm our operating results. If we do not succeed in hiring and retaining candidates with appropriate qualifications, we will not be able to grow our business.

If our products contain defects, we may incur unexpected and significant operating expenses to correct the defects, we may be required to pay damages to third parties and our reputation may suffer serious harm.

        Although the digital media products that we manufacture are tested after they are assembled, these products are extremely complex and may contain defects. These defects are particularly likely when new versions or enhancements are released. The sale of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. For example, if there are defects in our products that cause loss of data, customers may lose their digital images stored on our digital media. In addition, product defects and errors could result in additional development costs, diversion of technical and management resources, delayed product shipments, increased product returns, product liability claims against us which may not be fully covered by insurance or other operational expenditures. For example, during the second quarter of 2005, in collaboration with Canon, we identified a lost image condition found to be rare and specific to select Canon cameras when used with CompactFlash cards, including our own. To ensure compatibility, we offered an update for our Professional 80x CompactFlash cards and Canon offered a camera firmware update to address issues experienced with other cards to customers who experienced a problem with the identified Canon cameras. The total estimated cost to rework these products is expected to be approximately $0.9 million. Aggregate costs incurred to rework the affected products through December 31, 2005 were approximately $0.3 million. Finally, products we source from others may have defects that we cannot quickly fix and that will require us to return them to the manufacturer, which could result in delayed product shipments and damage to our reputation.

Our significant sales outside the United States subject us to increasing foreign political and economic risks, including foreign currency fluctuations, and it may be difficult for us to anticipate demand and pricing in those regions or effectively manage the distributor channels and relationships in those regions.

        Total net revenues outside of the United States accounted for approximately 42.8% of our total net revenues in 2005. We generated a majority of our international revenues from product sales in Europe and from product sales and licensing agreements in Asia. The European and Asian markets are intensely competitive. One of our principal growth strategies is to expand our presence in this and other international markets both through increased international sales and strategic relationships. For example, we are expanding distribution of our products into Latin America, China, India, Malaysia, Indonesia, the Middle East, Russia and Eastern Europe. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our net revenues in future periods. Accordingly, we are subject to international risks, including:

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

        In particular, changes to FASB guidelines relating to accounting for stock-based compensation will increase our compensation expense, could make our operating results less predictable in any given reporting period and could change the way we compensate our employees or cause other changes in the way we conduct our business. We expect the adoption of the new pronouncement relating to accounting for stock-based compensation will increase compensation cost by approximately $5 million to $7 million in 2006.

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

  •
  announcements regarding the progress of the proposed merger with Micron;

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

        In the past, securities class action litigation has often been brought against a company following a period of volatility in the market price of its securities. Following just such a period of volatility in the market price of our securities, we were named as a defendant in federal securities class action litigation and named a nominal defendant in similar derivative litigation against certain of our officers and directors. Although the plaintiffs in those actions dismissed the litigation with prejudice, similar litigation in the future could result in substantial costs and divert management's attention and resources, which could harm our operating results and our business. The conduct of any such proceedings could negatively impact our stock price, and an unfavorable outcome could have a material adverse impact on our financial position and liquidity.

Risks Related to Our Industry

Our business will not succeed unless the digital photography market and other markets that continues to grow or unless we diversify our product sales into adjacent markets.

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

  •
  the availability of digital media that meets users' requirements with respect to price, speed, connectivity, capacity and compatibility;

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

        Over the last several years, we have derived the majority of our revenue from the digital camera market. However, we expect that the digital photography market will experience significantly slower growth rates over the next several years. Newer applications such as USB storage devices, cell phones, personal digital assistants and MP3 players now consume substantial volumes of bits of flash. Our future growth will be increasingly dependent on the development and penetration of new markets and new products for NAND flash memory. If we are unable to successfully expand our product offerings into these markets and into the channels that serve these markets, demand for our products may not increase at the same rates as they have in the past.

        We have traditionally focused on removable digital media and it is presently unclear whether certain of these new applications will use or continue to use removable digital media is unclear. Cell phones, for example, could use embedded rather than removable storage. In addition, USB storage devices, cell phones or MP3s could use miniature hard disk technologies rather than flash based digital media. Such developments would likely result in a reduction of anticipated future demand for our current line of digital media thereby negatively impacting our revenues, revenue growth and gross margins.

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

Risks Related to Intellectual Property

If we are unable to adequately protect our intellectual property, our competitors may gain access to our technology, which could harm our ability to successfully compete in our market.

        We regard our intellectual property as critical to our success. If we are unable to protect our intellectual property rights, we may be unable to successfully compete in our market.

        We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and other methods to protect our proprietary technologies. As of March 13, 2006, we had been granted or allowed 96 patents in the United States and other countries and had 91 pending United States and foreign patent applications. We cannot assure you, however, that:

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

We are involved in intellectual property litigation, and expect to become involved in additional litigation that could divert management's time and attention, be time-consuming and expensive to defend and limit our access to important technology.

        We are a party to litigation with third parties to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. We expect to be involved in additional patent litigation in the future. These lawsuits could subject us to significant liability for damages. These lawsuits could also lead to the invalidation of our patent rights. Patent lawsuits are extremely expensive and time-consuming and can divert management's time and attention. When we sue other companies for patent infringement, it may prompt them to respond by suing us for infringement of their patents. We are also negotiating license agreements with third parties, which could result in litigation if these negotiations are unsuccessful. Additional patent litigation would significantly increase our legal expenses, which would result in higher operational expenses and lower operating margins. We are currently in patent litigation with Toshiba. In this litigation, we have asserted that Toshiba infringes thirteen of our patents through their sale of flash memory chips, cards and cameras. In a separate action, Toshiba has asserted that we infringe eight of Toshiba's patents through our sale of flash devices that we manufacture and readers. Such products comprise a substantial portion of our revenues. If we were found to infringe Toshiba's patents or if we were involved in other intellectual property litigation, we could be forced to do one or more of the following:

  •
  pay damages on products that were found to infringe the other party's intellectual property;

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

We purchase a number of components and products from third parties and if those products were alleged to violate the intellectual property rights of a third party, we could become involved in additional litigation that could be time-consuming and expensive to defend or we could be forced to pay damages or royalties.

        We do not currently manufacture certain digital media formats and currently purchase such products and components for such products, including controllers from third parties for resale. Not all of our suppliers provide us with indemnification regarding such sales. Other suppliers impose limits on their indemnification obligations. If such products infringe the intellectual property rights of a third party, if our suppliers refused to honor their indemnification obligations, or if we are found to owe license fees or royalties relating to these products, our margins and operating results would be severely negatively impacted.

ITEM 1B    UNRESOLVED STAFF COMMENTS

        None

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

        We also lease facilities in Brookwood, England, Tokyo, Japan, Shanghai and Hong Kong, China, Singapore, and Boca Raton, Florida. We lease approximately 8,300 square feet at our Brookwood, England facilities where we carry out sales, marketing and distribution operations under a lease that expires on December 28, 2014. We lease approximately 2,200 feet of office space in Tokyo, Japan for sales, marketing and distribution operations under a lease that expires on September 30, 2007 and have the option to renew this lease for an additional two-year period. We lease approximately 2,200 square feet of office space in Boca Raton, Florida for product development activities. The lease for the Florida office expires on May 31, 2006. We lease approximately 2,700 square feet of office space in Shanghai, China and approximately 800 square feet of office space in Hong Kong, China for sales and marketing operations under leases that expire on February 19, 2008 and June 1, 2006, respectively. We have an option to renew the lease in Hong Kong for an additional three-year period. We lease approximately 1,900 square feet of office space in Singapore for sales and marketing operations under a lease that expires on September 30, 2008 and have an option to renew the lease for an additional two-year period.

ITEM 3    LEGAL PROCEEDINGS

Legal Proceedings

Litigation with Toshiba

        We are involved in three separate lawsuits with Toshiba as follows:

  Lexar Media, Inc. v. Toshiba Corporation, Toshiba America, Inc. and Toshiba America Electronics Corporation

        On November 4, 2002, we filed a lawsuit in Santa Clara County Superior Court against Toshiba Corporation, Toshiba America, Inc. and Toshiba America Electronics Corporation ("TAEC") alleging theft of trade secrets and breach of fiduciary duty. We later filed an amended complaint to add violation of California Business and Professions Code Section 17200 and to drop without prejudice claims against Toshiba America, Inc. The basis of our allegations were that since our inception in 1996, and including the period from 1997 through 1999 when Toshiba was represented on our Board of Directors, Toshiba had access to and was presented with details of our strategy as well as our methods of achieving high performance flash devices that Toshiba has now incorporated into its flash chips and flash systems.

        Trial began on February 7, 2005, and after a six-week trial, on March 23, 2005 the jury found that Toshiba Corporation and TAEC misappropriated our trade secrets and breached their fiduciary duty to us. The jury awarded us $255.4 million in damages for Toshiba's misappropriation of trade secrets. The jury also awarded us $58.7 million in damages for Toshiba's breach of fiduciary duty, $58.7 million in damages for TAEC's breach of fiduciary duty and $8.2 million in prejudgment interest for breach of fiduciary duty. The jury also found Toshiba and TAEC's breach of fiduciary duty was oppressive, fraudulent or malicious which supported an award of punitive damages. On March 25, 2005, the jury awarded an additional $84.0 million in punitive damages. The total of these awarded damages is over $465.0 million.

        On October 5, 2005, the Superior Court of the State of California entered a Statement of Decision in which it found that Toshiba engaged in unfair or unlawful competition, thereby violating California Business and Professions Code Section 17200. However, the Court declined our request to enter an injunction against Toshiba flash memory products that incorporate our trade secrets and further declined to order any additional monetary relief.

        On December 2, 2005, the Court issued an order granting defendants' motion for a new trial on the economic and monetary awards for misappropriation of trade secrets and breach of fiduciary duty. The Court denied defendants' motion for a new trial on all other grounds and also denied the motion for judgment notwithstanding the verdict. The effect of the Court's order is that the jury's damage award of approximately $465 million has been set aside and interest will not accrue on this amount.

        Both defendants and we have appealed the Court's December 2, 2005 order. Defendants have appealed from those portions of the order that denies them a new trial on liability and denies their motion for judgment notwithstanding the verdict. We have appealed from that portion of the order that grants defendants a new trial on damages. Defendants have also protectively cross-appealed from the judgment, meaning that should the order granting a new trial on damages be set aside, the Court of Appeals would need to address aspects of the judgment that defendants challenge in that context. In all events, because of the parties' cross appeals from the new trial order, the Court of Appeals will address both damages and liability issues presented by the jury's verdict.

        If the briefing goes as expected, we expect that the Court of Appeals will hold argument on the appeals in the third or fourth quarter of 2007. There are a number of possible dispositions of the appeal, including an across-the-board affirmance of the order granting a new damages trial and denying defendants' motion for judgment notwithstanding the verdict. If this occurs, and if the Supreme Court does not grant review of the Court of Appeal's decision, the new damages trial would likely take place in the Santa Clara County Superior Court in 2008. If the Supreme Court granted review, however, the appellate proceedings would likely not conclude until 2010, with a new damages trial possible thereafter.

  Toshiba Corporation v. Lexar Media, Inc.; Lexar Media, Inc. v. Toshiba Corporation

        On November 1, 2002, Toshiba Corporation filed a lawsuit seeking declaratory judgment that Toshiba does not infringe our U.S. Patent Nos. 5,479,638; 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,141,249; 6,145,051; 6,172,906; 6,202,138; 6,262,918; 6,374,337; and 6,397,314 or that these patents are invalid. This suit was filed in the United States District Court for the Northern District of California. Toshiba does not seek monetary damages or an injunction in this action. We believe that Toshiba's claims are without merit and are contesting this lawsuit vigorously.

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

        This case has been coordinated for discovery purposes with our litigation against Pretec Electronics Corporation ("Pretec"), PNY Technologies, Inc. ("PNY"), Memtek Products, Inc. ("Memtek") and C-One. Discovery has now commenced as to all defendants. The Lexar patents at issue in the first phase of the litigation will be Lexar's U.S. Patent Nos. 5,479,638 entitled "Flash Memory Mass Storage Architecture Incorporation Wear Leveling Technique"; 6,145,051 entitled "Moving Sectors Within Block of Information in a Flash Memory Mass Storage Architecture"; 6,397,314 entitled "Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash Memory Device"; 6,202,138 entitled "Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash"; 6,262,918 entitled "Space Management For Managing High Capacity Nonvolatile Memory"; and 6,040,997 entitled "Flash Memory Leveling Architecture Having No External Latch." The parties have now mutually dismissed with prejudice all claims regarding U.S. Patent No. 6,172,906.

        On June 8, 2005, the Court issued a scheduling order that bifurcated discovery and trial issues relating to infringement from those relating to willfulness and damages. The current schedule anticipates that discovery will be completed in the second calendar quarter of 2006. The Court has indicated that it expects to hold a further status conference in the second half of 2006 at which time it will rule on the timing and sequence of trial in the various actions.

        We expect that a trial will take place in one of the patent actions in late 2006 or the first half of 2007.

  Toshiba Corporation v. Lexar Media, Inc.

        On January 13, 2003, Toshiba Corporation filed a lawsuit against us in the United States District Court for the Northern District of California, alleging that we infringe Toshiba's U.S. Patent Nos. 5,546,351; 5,724,300; 5,793,696; 5,946,231; 5,986,933; 6,145,023; 6,292,850; and 6,338,104. On February 7, 2003, Toshiba Corporation filed an amended complaint and now alleges that we infringe Toshiba's U.S. Patent Nos. 5,546,351; 5,724,300; 5,793,696; 5,946,231; 5,986,933; 6,094,697; 6,292,850; 6,338,104; and 5,611,067. In this action, Toshiba Corporation seeks injunctive relief and damages. Toshiba's patents appear to primarily relate to flash components that we purchase from vendors who provide us with indemnification. On March 5, 2003, we filed an answer in which we are seeking a judgment that we do not infringe these patents or that they are invalid or unenforceable. We believe that Toshiba's claims are without merit and intend to contest this lawsuit vigorously.

        Discovery in this case has commenced. This case has been coordinated with the other patent litigation currently pending. As discussed above, the current schedule anticipates that discovery will be completed in the second calendar quarter of 2006. The Court has indicated that it expects to hold a further status conference in the second half of 2006 at which time it will rule on the timing and sequence of trial in the various actions. We expect that a trial will take place in one of the patent actions in late 2006 or the first half of 2007.

        At this time, we are unable to reasonably estimate the possible range of loss for this proceeding and, accordingly, have not recorded any associated liabilities on our consolidated financial statements at December 31, 2005.

Litigation Against Fuji, Memtek and PNY

        On July 11, 2002, we filed a lawsuit in the United States District Court for the Eastern District of Texas against Fuji Photo Film USA ("Fuji"), Memtek and PNY for patent infringement. We alleged that the defendants infringe our U.S. Patent Nos. 5,479,638; 5,907,856; 5,930,815; 6,034,897; 6,134,151; 6,141,249; 6,145,051; and 6,262,918. We sought injunctive relief and damages against all defendants.

        On November 4, 2002, we filed an amended complaint against Fuji. In the amended complaint, we allege that Fuji infringes U.S. Patent Nos. 5,479,638; 6,141,249; 6,145,051; 6,262,918; and 6,397,314 through the sale of its flash memory products and digital cameras. We are seeking injunctive relief and damages against Fuji. Memtek and PNY are no longer parties to this particular action. On December 9, 2002, Fuji filed an answer in which they sought declaratory relief that they do not infringe the five patents named in the suit as well as our U.S. Patent Nos. 5,907,856; 5,930,815; 6,034,897; and 6,134,151.

        On January 8, 2003, the United States District Court for the Eastern District of Texas ordered this case transferred to the United States District Court for the Northern District of California where it is now pending.

        In a second amended complaint, we added counterclaims for infringement on the additional patents for which Fuji has sought declaratory relief, U.S. Patent Nos. 5,907,856; 5,930,815; 6,034,897; and 6,134,151. Discovery in this case has commenced. This case has been coordinated with the other patent litigation currently pending. As discussed above, the current schedule anticipates that discovery will be completed in the second calendar quarter of 2006. The Court has indicated that it expects to hold a further status conference in the second half of 2006 at which time it will rule on the timing and sequence of trial in the various actions.

        We expect that a trial will take place in one of the patent actions in late 2006 or the first half of 2007.

        On September 16, 2005, Fuji filed a lawsuit against us in the United States District Court for the Southern District of New York, alleging that certain of our flash cards infringe Fuji's U.S. Patent No.'s 5,303,198; 5,386,539; and 5,390,148. In this action, Fuji seeks injunctive relief and damages.

        On February 14, 2006, the Court granted our motion to transfer this case to the United States District Court for the Northern District of California where it is now pending.

        We believe that Fuji's claims are without merit and intend to contest this lawsuit vigorously. At this time, we are unable to reasonably estimate the possible range of loss for this proceeding and, accordingly, have not recorded any associated liabilities on our consolidated financial statements at December 31, 2005.

Litigation Against Pretec, PNY, Memtek and C-One

        On December 22, 2000, we sued Pretec and PNY for patent infringement. We sued Pretec and PNY on the basis of four patents: U.S. Patent Nos. 5,818,781; 5,907,856; 5,930,815; and 6,145,051. The suit is pending in the United States District Court for the Northern District of California. We are seeking injunctive relief and damages against all defendants.

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

        Discovery in this case has commenced. This case has been coordinated with the other patent litigation currently pending. As discussed above, the current schedule anticipates that discovery will be completed in the second calendar quarter of 2006. The Court has indicated that it expects to hold a further status conference in the second half of 2006 at which time it will rule on the timing and sequence of trial in the various actions. We expect that a trial will take place in one of the patent actions in late 2006 or the first half of 2007.

Litigation With Willem Vroegh

        On February 20, 2004, an individual, Willem Vroegh, sued us, along with Dane-Elec Memory, Fuji, Eastman Kodak Company, Kingston Technology Company, Inc., Memorex, PNY, SanDisk Corporation, Verbatim Corporation, and Viking InterWorks, alleging that our description of the capacity of our flash memory cards is false and misleading under California Business and Professions Code Sections 17200 and 17500. The plaintiff has also asserted allegations for breach of contract, common law claims of fraud, deceit and misrepresentation; as well as a violation of the Consumers Legal Remedies Act, California Civil Code Sec. 175, all arising out of the same set of facts. Plaintiff seeks restitution, disgorgement, compensatory damages and injunctive relief and attorneys' fees.

        In February 2006, we and other defendants entered into a settlement agreement with the plaintiffs, subject to approval by the Superior Court of the City and County of San Francisco, pursuant to which the defendants agreed to: (i) provide class members with either: (A) a cash refund equal to 5% of the purchase price for each flash memory device purchased; or (B) a 10% discount towards the purchase of a new flash memory device; and (ii) make disclosures on future packaging about the useable capacity of the defendants' flash memory devices and (iii) pay up to $2,400,000 in the aggregate in attorneys' fees and expenses to plaintiffs' counsel. As of December 31, 2005, we had accrued $900,000, our estimated portion of the attorney's fees and expenses along with our estimate of the cost of the rebate or discount programs to us, in connection with the settlement.

Stockholder Litigation

        In March 2006, following the announcement of our agreement to be acquired by Micron Technology, Inc. in a stock-for-stock merger, we, along with our directors, were named as defendants in several lawsuits purporting to be class actions in the Superior Court for the State of California for the County of Alameda. Those actions are brought allegedly on behalf of a class of plaintiffs who are holders of our stock and assert claims that the defendants engaged in self-dealing and breached their fiduciary duties by agreeing to the merger. One of the suits also names Micron as a defendant. The claims are based on allegations that, among other things, the consideration to be paid to stockholders in the proposed merger is unfair and inadequate. Plaintiffs seek, among other things, a declaration that the defendants have breached their fiduciary duties, injunctive relief (including enjoining the consummation of the transaction or rescinding the transaction if consummated), unspecified compensatory and/or rescissory damages, fees and costs, and other relief.

        At this time, we are unable to reasonably estimate the possible range of loss for these stockholder litigation matters and, accordingly, have not recorded any associated liabilities on our consolidated financial statements at December 31, 2005.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 4A    EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table presents information concerning our executive officers as of March 14, 2006.

Name	Age	Position
Eric B. Stang	46	Chairman of the Board of Directors, President and Chief Executive Officer
Petro Estakhri	48	Director, Chief Technology Officer and Executive Vice President, Engineering
Mark W. Adams	41	Chief Operating Officer
Michael P. Scarpelli	39	Executive Vice President and Chief Financial Officer
Eric S. Whitaker	39	Executive Vice President, Corporate Strategy, General Counsel and Corporate Secretary

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

        Mark W. Adams joined Lexar as Chief Operating Officer in January 2006. Mr. Adams was most recently Vice President of Sales and Marketing at Creative Labs, Inc., a provider of digital entertainment products. Mr. Adams joined Creative Labs in January 2003 and was responsible for the company's business in the Americas region. Previously, he was CEO of Coresma Inc., a designer and marketer of broadband access systems and consumer premise devices for cable networks, from March 2000 to December 2002, and prior to that Vice President of Sales for Creative Labs from April 1999 to March 2000 in his first tenure with the company. Mr. Adams holds a B.S. in economics from Boston College and a M.A. in business administration from Harvard University.

        Michael P. Scarpelli joined Lexar as Executive Vice President and Chief Financial Officer in January 2006. Most recently, Mr. Scarpelli was Chief Financial Officer, Treasurer, Senior Vice President of Administration and Secretary of HPL Technologies, Inc., a provider of yield management software and test chip solutions, from July 2002 until its acquisition by Synopsys, Inc. in December 2005. Mr. Scarpelli joined HPL in January 2002 as Vice President of Corporate Development, responsible for HPL's mergers and acquisitions function. Prior to joining HPL, Mr. Scarpelli was an auditor with PricewaterhouseCoopers LLP from 1989, and an audit partner beginning in 1998. Mr. Scarpelli holds a B.A. in economics from the University of Western Ontario and is a Certified Public Accountant and a Chartered Accountant.

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

PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

        Our common stock began trading on The Nasdaq National Market on August 15, 2000 under the symbol LEXR. The following table sets forth the high and low sales prices reported on The Nasdaq National Market for the periods indicated. The market price of our common stock has been volatile. See "Risk Factors."

	High	Low
Fiscal Year Ended December 31, 2005
First quarter	$7.90	$2.55
Second quarter	6.25	4.08
Third quarter	6.65	4.64
Fourth quarter	9.00	6.70
Fiscal Year Ended December 31, 2004
First quarter	$18.70	$13.00
Second quarter	18.55	6.50
Third quarter	9.20	4.86
Fourth quarter	10.45	6.21

Stockholders

        As of March 14, 2006, we had approximately 110 record holders of our common stock. In addition, there are several thousand beneficial holders of our common stock.

Dividends

        We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business, and do not anticipate paying any cash dividends in the foreseeable future. Our credit facility with Wells Fargo Foothill and the merger agreement that we entered into with Micron include restrictions on our ability to pay dividends.

ITEM 6    SELECTED FINANCIAL DATA

	Years Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Total net revenues	$73,641	$174,039	$412,265	$681,671	$852,723
Income (loss) from operations	(39,086)	10,738	44,621	(72,997)	(27,891)
Net income (loss) per common share—basic	$(0.82)	$0.07	$0.57	$(0.96)	$(0.45)
Net income (loss) per common share—diluted	$(0.82)	$0.06	$0.49	$(0.96)	$(0.45)

	As of December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Consolidated Balance Sheets Data:
Total assets	$36,452	$126,921	$320,355	$411,996	$419,717
Debt, current	2,392	14,568	—	40,000	54,723
Debt, non-current	13	—	—	—	70,000

        During the fourth quarter of 2004, we experienced rapid decreases in market pricing for our products, which resulted in our reporting a substantial net loss for the fourth quarter of 2004. Starting in the fourth quarter of 2004, we determined that due to the high volatility of prices in the retail market, we were no longer able to reasonably estimate the level of revenue allowances and product returns, and accordingly, we became unable to determine the selling price of our products at the time the sale takes place. As a result, effective October 1, 2004, for all of our retail customers, where we offered return rights and price protection, substantially all revenues and the cost of revenues were deferred until these customers either sold the product to their customers or a time period that is reasonably estimated to allow these customers to sell the product to their customers had elapsed. As a result of recording revenues from all retail customers on a sell-through basis effective October 1, 2004, the first quarter of 2005 was the first quarter in which we recorded significant revenue that was deferred from the prior quarter. At no point do we recognize product revenues or cost of product revenues while deferring product margin. The change in the timing of recognizing substantially all the revenue related to our resellers now on a sell-through basis, some of which were previously recognized on a sell-to basis, had the initial one-time effect of reducing net revenues recorded in the fourth quarter of 2004 by $63.6 million, reducing gross margin by $9.4 million, and increasing net loss by $8.6 million. As of December 31, 2004 and December 31, 2005, deferred product margin from sales to resellers was $23.2 million, and $13.1 million, respectively.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about trends and uncertainties in our business, such as our expectations about our liquidity, flash memory supply, pricing strategy, plans to change product mix, expected growth, plans to manufacture new flash memory products, and expected future trends in component costs and operating expense levels. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those set forth under "Risk Factors" and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date hereof.

        On March 8, 2006, we entered into a definitive merger agreement with Micron Technology, Inc. and a wholly owned subsidiary of Micron. The merger agreement provides that, upon the terms and subject to the conditions provided in the merger agreement, Micron's subsidiary will merge with and into Lexar, with Lexar being the surviving corporation of the merger. As a result of the merger: (i) Lexar will become a wholly owned subsidiary of Micron; and (ii) each outstanding share of our common stock will be converted into the right to receive 0.5625 shares of Micron common stock and Micron will assume stock options held by our employees at the closing date with a per share exercise price of $9.00 or lower.

Overview

        We design, develop, manufacture and market through our retail and original equipment manufacturer (OEM) channels high-performance digital media, as well as other flash based storage products for consumer and professional markets that utilize digital media for the capture and retrieval of digital content for the digital photography, consumer electronics, computer, industrial and communications markets. Our digital media products include a variety of flash memory cards with a range of speeds, capacities and special features to satisfy the various demands of different users of flash cards. To address the growing market for compact digital data and media storage solutions, our digital media products also include our JumpDrive products, which are high-speed, portable USB flash drives for consumer applications that serve a variety of uses, including floppy disk replacement. In addition, we market and sell controllers and other components to other manufacturers of flash storage media as well as digital media accessories and a variety of connectivity products that link our media products to PCs and other electronic host devices. We also license our technology to certain third parties.

        In the first quarter of 2005, we announced that we would focus our business on profitability, potentially at the expense of revenue growth and market share. Consistent with this strategy, during 2005, we reduced the number of our promotional programs and, although we lowered our selling prices, we did so on a selective basis and generally maintained a price premium in relation to our competitors' prices. This strategy resulted in a significant decrease in our rate of revenue growth and a loss of market share during 2005. Our product gross margins increased during 2005 to 9.7% compared to 4.4% in 2004. Our product gross margins in 2005 included a one-time negotiated cost settlement with a supplier which had the effect of significantly improving our gross product margins by approximately 1.3 percentage points. However, in the first quarter of 2006, our competitors made very significant across the board price decreases that affected substantially all of our products. These price decreases generally ranged from 20 to 35 percent. In response to these competitive pricing pressures in the first quarter of 2006, we have had to adjust our strategy and we have significantly lowered our prices in an effort to remain competitive in the market place. We may be required to make further price reductions, which could negatively affect our product revenues. We intend to continue to manage our selling prices with the intention of focusing on profitability as much as possible while balancing our goal to maintain our retail market position. If we cannot offset such lower prices with lower costs through our suppliers, it will have a negative impact on our gross margins. We are also planning to take steps to change our product mix by emphasizing sales of our premium products, which generally carry higher gross margins, and we continue to seek additional license and royalty income.

        During 2005, although our product revenues increased 24.0% compared to 2004, our retail product revenue increased only $16.1 million or 2.6% as certain of our resellers have not accepted price premiums for our products, and have added other vendors' products. At other resellers where we are priced at a premium to our competition, our sell through has declined or has not grown as quickly as the market has grown. At the same time, we significantly increased sales of controllers, digital media accessories and other components to OEM customers, largely driven by opportunistic sales of other components, and sales of these products generally provide a slightly lower gross margin percentage than our digital media sales. We expect that such sales of other components will decrease in the first quarter of 2006 and beyond. Product revenues from sales to the OEM channel, primarily consisting of other components, increased to $196.7 million in 2005 compared to $50.7 million in 2004.

        If the retail selling prices of our products are not competitive with our competitors' selling prices, our resellers may further reduce their orders, purchase from other vendors or return unsold product to us within the scope of their agreements. During 2005, we have lost product placements to our competitors at Wal-Mart (including Sam's Club), Comp USA, Best Buy and Circuit City and other resellers due to our pricing strategy and competitive pricing pressures. We also experienced an increase in product returns as a result. In addition, at Wal-Mart (including Sam's Club), which collectively accounted for approximately 19.6% of our gross revenue in 2005, we may experience a significant decline in sales due to their addition of other vendors' products into their stores.

        We are focused on efforts aimed at ensuring that our costs for flash memory and components will enable us to sell our products at competitive prices, that our supply of flash memory and flash card components is sufficient to meet our anticipated supply needs, that our supply chain can support the rates of growth we expect and that we have sufficient engineering resources to design the products demanded by our customers. During the second quarter of 2004, we began to diversify our suppliers of flash memory. New flash suppliers continue to increase their production capacity and product offerings.

Although new flash suppliers are now introducing competitive products at the 4 and 8 gigabit capacities, respectively, we expect that Samsung, Toshiba and Hynix will continue to be the largest providers to the market for high density flash chips as new flash memory suppliers generally transition to producing higher density chips over a period of time.

        We continue to focus on five specific areas: (1) to further optimize our supply chain; (2) to improve our sales mix towards our more profitable products; (3) to continue to adjust our sales and marketing strategy to focus more on profitability; (4) to further seek to lower costs generally; and (5) to further strengthen our organization and processes.

        We expect that rapid price declines will continue to be a major challenge for our business. We expect that competitive pricing pressures will be most significant in the first half of 2006 as demand is typically seasonally weaker and as new flash supply is becoming available. We also expect demand for our products in the first half of 2006 to be weaker than during the second half of 2006 due to the seasonality of our business. During periods of rapid price declines, we must manage our internal, consignment and channel inventories carefully while balancing the need to meet the demands of our customers quickly. Any reduction in prices by us will hurt our gross margins unless we can manage our internal, consignment and channel inventories and gain lower competitive prices from our suppliers to reduce our cost structure and minimize the impact of such price declines. As a result, we have been, and continue to be, actively focusing our planning efforts to optimize our supply chain and reduce our inventories. During 2005 we reduced our inventory from $177.7 million at December 31, 2004 to $117.1 million at December 31, 2005. We have also adjusted our business model to build products generally to buffer inventory based on when our customers order those products rather than build products to forecast and in advance of receiving orders from our customers. Our build to buffer based on orders model will still include certain inventory to enable us to adequately support our customers but will also increase the risk that we will not be able to meet our customers' quick turn needs or upside demand. In addition, we are working with our suppliers to reduce our cycle times and reduce the component and assembly cost of our products. We are also expecting to rationalize the number of products we offer to the market in order to make our internal and channel inventory management more effective. We have focused on expanding our distribution channels, particularly internationally, and working to ensure our products are available at outlets where consumers look to purchase these products and expanding our sales to markets other than retail, particularly to OEM customers.

        We face other challenges as well. Flash card formats continue to change and to miniaturize. We are focused to ensure we have the rights to manufacture and sell all flash card and USB flash drive formats, that we have the engineering resources to design controllers for all media formats and design or source advanced features into our products and that we have partners with manufacturing capabilities that allow us to produce the newest and most advanced flash card formats and high capacity cards. We also believe that a number of companies are selling flash products or devices that are based on flash memory, such as MP3 players, that infringe our intellectual property, and we are focused on protecting our intellectual property through litigation or negotiations. We believe that meeting such challenges will be necessary to remain competitive in our markets.

        During the fourth quarter of 2004, we experienced rapid decreases in market pricing for our products, which resulted in our reporting a substantial net loss for the fourth quarter of 2004. Starting in the fourth quarter of 2004, we determined that due to the high volatility of prices in the retail market, we were no longer able to reasonably estimate the level of revenue allowances and product returns, and accordingly, we became unable to determine the selling price of our products at the time the sale takes place. As a result, effective October 1, 2004, for all of our retail customers, where we offer return rights and price protection, revenues and the cost of product revenues are deferred until these customers either sell the product to their customers or a time period that is reasonably estimated to allow these customers to sell the product to their customers has elapsed. As a result of recording revenues from all retail customers, who receive return rights and price protection, on a sell-through basis effective October 1, 2004, the first quarter of 2005 was the first quarter in which we recorded significant revenue that was deferred from the prior quarter. At no point do we recognize product revenues or cost of product revenues while deferring product margin.

        Revenues.    Prior to 2005, we generated revenues primarily from the sale of digital media to end-users through mass market, photo and OEM channels. In 2005, we generated $640.0 million from the retail channel, $196.7 million from the OEM channel, as compared to $623.9 million and $50.7 million, respectively, in 2004. In addition, we generated $16.0 million of license and royalty revenues in 2005 versus $7.1 million in 2004.

        Since the beginning of 2002, we have significantly increased our presence in the mass-market channel by increasing the number of retail storefronts in which our customers sell our products. Our products were sold in approximately 71,000 retail stores worldwide at the end of the fourth quarter of 2005, which is an increase of approximately 5,000 retail stores from the end of 2004. However, because of our pricing strategy, we experienced a loss of market share during 2005 as some of our resellers have not accepted price premiums for our products, and have added other vendors' products. At other resellers where we are priced at a premium to our competition, our sell through has declined or has not grown as quickly as the market has grown. As is common practice in the mass-market channel, we offer our customers various programs and incentive offerings, including price protection, market development funds and cooperative marketing programs, rebates and other discounts. Retail sales comprised 91.5% and 75.0% of our total net revenues for the 2004 and 2005, respectively. In 2005, while our product revenues increased 24.0% compared to 2004, our product revenue related to sales to retailers increased $16.1 million or 2.6% as a percentage of our total product revenue.

        As discussed above, we also generate revenues from our OEM channel sales, primarily of other components, which represented 7.4% and 23.1% of our total net revenues for 2004 and 2005, respectively. While we expect to continue the sale of other components to OEM customers, as the supply of flash memory increases, our expectation is that these types of sales will significantly decrease in the first quarter of 2006 over the fourth quarter of 2005.

        In addition, as discussed above, we generate license and royalty revenues under license agreements, which revenues have historically been primarily from Samsung and Sony.

        During October 2005, we entered an agreement that extended the term of the original Samsung license agreement for five years through March 2011 and significantly expanded the scope of the original license agreement to cover Samsung products that were not previously included in the original license grant. We also agreed to provide Samsung with technical support for a period of three years. As a result, we received significant licensing payments during the fourth quarter of 2005 and in the first quarter of 2006. These payments will not recur after the first quarter of 2006. The payments received under this agreement are being recognized over a 3 year period beginning in November 2005. This period corresponds to the estimated period over which we expect to provide support to this licensee. License and royalty revenues from all licensees were approximately $9.7 million and $16.0 million during the fourth quarter and 2005, respectively. Variable based royalties recognized in 2005 were $13.5 million, of which $5.3 million related to sales in 2004. Our license and royalty revenues may fluctuate significantly from quarter to quarter depending in part on the sales of our licenses. We are actively seeking to license our technology to other companies, including companies that we believe infringe our patents.

        A significant portion of our sales have been to a limited number of customers. Our top 10 customers accounted for 49.1% and 47.9% of our gross revenues for 2004 and 2005, respectively. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for at least the next several years.

        Product sales in North America have historically accounted for the majority of our total net product revenues. Net product revenues in North America represented approximately 65.4% and 62.8% of our total net product revenues for the year ended December 31, 2004 and 2005, respectively. Over the long term, we expect our sales outside of North America will increase as a percentage of our total net product revenues. Net product revenues in Europe declined from 22.6% to 13.7%, of our total net product revenues for the year ended December 31, 2004 and 2005, respectively, primarily due to the impact of our focus on selling our products profitably rather than focusing on revenue growth and market share. Net product revenues in Japan and the rest of the world represented 23.5% of our total net product revenues for the year ended December 31, 2005, compared with 12.0% for the year ended December 31, 2004. The increase in net product revenues in Japan and rest of the world is due to other components sales, which represented 13.1% to our total net product revenues for the year ended December 31, 2005, whereas 2004 had no OEM sales of other components.

        The markets we serve with our digital media products have been expanding rapidly. This has increased the pressure on our ability to ensure an adequate supply of components and the scalability of our operations to meet surges in product demand such as we experienced. On a continuing basis, we must forecast our customers' product mix and volume accurately to ensure that we can meet their demands. If we are unable to forecast our customers' product mix and volume accurately it may affect our ability to grow our revenues as projected and could result in product obsolescence or inventory write-downs, which would harm our operating results, which we have experienced in 2005.

        In the second quarter of 2004, we entered into an exclusive, multi-year agreement with Eastman Kodak whereby we offer digital media for sale to customers under the Kodak brand name on a worldwide basis. We began introducing such products in the third quarter of 2004. Kodak branded products have steadily increased through the fourth quarter of 2005. As a percentage of our net product revenues Kodak branded product increased through the second quarter of 2005 and maintained its percentage of revenues during the third and fourth quarter of 2005. We have obligations to meet certain annual financial and other periodic non-financial targets in the agreement which we have not met and which failure will give Kodak the right to terminate the exclusivity of the agreement or to terminate it entirely.

        Cost of Product Revenues.    Our cost of product revenues consists primarily of materials costs, with flash memory accounting for a majority of the costs for both the products we manufacture and most of the products we purchase. Cost of product revenues also includes expenses related to materials procurement, inventory management, other overhead expenses and adjustments. We maintain relationships with key suppliers and, in particular, we have supply agreements with both Samsung and Hynix as well as with other flash suppliers. In 2001, we entered into a supply agreement with Samsung. Since that time, we have purchased the majority of our flash memory from Samsung with such price based upon an agreed methodology. Samsung has guaranteed a certain allocation of flash memory production capacity to us. In addition, Samsung also has the right to purchase our flash memory controllers. Under the agreement, Samsung provides us with intellectual property indemnification for the products we purchase from Samsung, as well as industry standard warranties. On October 27, 2005, we announced an extension of our supply agreement with Samsung through March 24, 2011. The agreement also expands the range of products covered by the original agreement and improves our overall terms of purchase.

        We also have an agreement with UMC for the manufacture and supply of our flash memory controllers. Under our supply agreement with UMC we purchase wafers at pricing based upon the timing and volume of purchases. The purchase commitment for such wafers is generally restricted to a forecasted time horizon based on a rolling forecast of our anticipated purchase orders, and such forecasts may only be changed by a certain percentage each month. The agreement is in effect through December 2006. We have also entered into a supply agreement with SMI, whereby SMI supplies us with controllers for certain of our digital media products. We are obligated to provide rolling forecasts to SMI and SMI has agreed to maintain a buffer stock to meet our needs. SMI also provides us with standard warranty and indemnity protections. This agreement runs through September 2007 and may be terminated by either party in the event of the other party's bankruptcy or breach of the agreement.

        The cost of flash memory has been volatile due to increasing demand as more applications utilize NAND flash memory, new technologies are developed and more flash memory production capacity becomes available. In the latter half of 2004, the cost of flash memory declined as supply exceeded demand in certain densities and in anticipation of additional supply of flash memory. During 2005, the cost of flash memory declined slower than the retail prices.

        A number of companies, including Hynix, Infineon, Micron and ST Micro, entered the NAND flash market in 2004, and are expected to bring additional capacity of NAND flash chips in 2006. Micron and Intel recently formed a joint venture named Intel Micron Flash Technologies which is expected to add significant capacity in late 2006 and 2007. Other companies, including Samsung and Toshiba, have announced that they plan to expand their production of flash memory during 2006. If these companies successfully introduce new high density products and/or expand output of flash memory, it could create an over-supply situation during certain periods of 2006, driving product prices down and lowering our cost of flash. However, currently most of the new flash supply is lower density chips that can only be used cost effectively to manufacture lower capacity cards.

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

        Research and Development.    Our research and development expenses include salaries and related expenses for research and development personnel, fees for outside consultants, patent and prototype development and materials costs. The technology in our industry is evolving as flash cards and USB flash drives become smaller in size, perform at faster speeds, have increased storage capacity and require development of new hardware and software applications to meet the demands of the target markets we serve. In addition, as new suppliers of flash memory enter the market, we will continue to evaluate their flash memory and make modifications to our controller technology as necessary to be able to utilize different types of flash memory technology in our products. The number of digital media formats continues to increase, and we need to develop and manufacture controllers for each significant digital media format. As a result of these and other developments, we believe that continued investment in research and development is important to enable us to attain our strategic objectives and we therefore expect research and development expenses to increase during the next twelve months.

        Sales and Marketing.    Our sales and marketing expenses include freight and fulfillment, market development expenses, salaries and related expenses for sales and marketing personnel, advertising, customer service, technical support, distribution and travel and trade shows, and allowances for doubtful accounts. We expect sales and marketing expenses to vary during the next twelve months primarily in conjunction with changes in sales volumes throughout the year.

        General and Administrative.    Our general and administrative expenses include salaries and related expenses for executive, administrative and operational personnel, fees for professional services and other corporate expenses. We are involved in several intellectual property litigation matters, as we have focused our efforts to protect our intellectual property rights and license our technology to those companies that we believe infringe our intellectual property. We are also involved in additional litigation, including product class action litigation. In addition to our current litigation, a number of companies have brought products to market that we believe may infringe our intellectual property. Our legal expenses increased substantially in the first quarter of 2005 due to the trial against Toshiba. We experienced a significant reduction in the level of legal costs in the second and third quarters of 2005 as a result of the first Toshiba trial being completed; however, in the fourth quarter the damages portion of the verdict in this litigation was overturned. As a result of this and other ongoing litigation we experienced a significant increase in legal expenses in the fourth quarter of 2005. We expect that legal costs will continue at a high rate through at least the first half of 2006 partially as a result of the stockholder securities lawsuits that have been filed against us and our directors challenging the proposed merger with Micron. If another of our legal actions were to proceed to trial, or if we become involved in additional litigation, our legal expenses could significantly increase beyond anticipated levels. In addition to increased costs associated with our litigation, we also believe that our general and administrative expenses will likely continue to remain significant in 2006 primarily as a result of costs associated with regulatory requirements related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

        Estimates and assumptions about future events and their effects cannot be determined with certainty. These estimates and assumptions may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have been included in the consolidated financial statements as soon as they became known. In addition, we are periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. These uncertainties are discussed in this report in the section entitled "Risk Factors."

        We believe the following critical accounting policies reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  Revenue recognition, including price protection, rebates and other customer programs; and

  •
  Valuation allowance and accrued liabilities, including sales returns and other allowances, inventory reserves, warranty accruals, the allowance for doubtful accounts and deferred tax asset valuation allowances.

Revenue Recognition

Product Revenues

        We derive revenues from sales of our digital media products, which are comprised of flash memory devices, through our retail channels and from sales of digital media accessories and other components through our OEM channel. We sell our products to distributors, retailers, OEMs and end users. We use significant management judgments and estimates in connection with the revenue recognized in any accounting period.

        Our policy is to recognize revenue from sales to our customers when the rights and risks of ownership have passed to the customers, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured.

        With respect to sales to OEMs and end users, we do not grant return rights, price protection or other sales incentives. Accordingly, we recognize product revenue upon delivery if our revenue recognition criteria described above are met.

        With respect to sales to distributors and retailers (collectively referred to herein as "resellers"), we grant significant return rights, price protection and pricing adjustments subsequent to initial product shipment. Prior to the fourth quarter of 2004, for resellers where we were able to reasonably estimate the level of product returns and sales incentives, we recognized revenue upon shipment ("ship-to" basis) and, at the time revenue was recorded, we recorded estimated reductions to product revenues based upon our customer sales incentive programs and the historical experience of the product returns, and the impact of the special pricing agreements, price protection, promotions and other volume-based incentives. In order to make such estimates, we analyzed historical returns, current economic conditions, customer demand and other relevant specific customer information. For resellers where we were unable to reasonably estimate the level of product returns or other revenue allowances, revenue and cost of product revenues were deferred until these resellers either sold the product to their customers or a time period that is reasonably estimated to allow these resellers to sell the product to their customers had elapsed. Starting in the fourth quarter of 2004, we determined that due to the high volatility of prices in the retail market during the period, we were no longer able to reasonably estimate the level of revenue allowances and product returns, and accordingly, we became unable to determine the selling price of our product at the time the sale took place. As a result, effective October 1, 2004, for all our resellers, revenue and cost of product revenues are deferred until these resellers either sell the product to their customers or a time period that is reasonably estimated to allow these resellers to sell the product to their customers has elapsed. At no point do we recognize revenues or cost of product revenues while deferring product margin.

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

License and Royalty Revenues

        We recognize license revenue when we have a signed license agreement, the technology has been delivered, there are no remaining significant obligations under the contract, the fee is fixed or determinable and non-refundable and collectibility is reasonably assured. If we agree to provide support to the licensee under the agreement we recognize license fees ratably over the period during which the support is expected to be provided independent of the payment schedule under the license agreement. When royalties are based on the volume of products sold that incorporate our technology, revenue is recognized in the period license sales are reported.

        We actively enforce our patented technologies and aggressively pursue third parties that are utilizing our intellectual property without a license or who have under-reported the amount of royalties owed under license agreements with us. As a result of such activities, from time to time, we may recognize royalty revenues that relate to infringements that occurred in prior periods. These royalty revenues may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. Differences between amounts initially recognized and amounts subsequently determined as an adjustment to those amounts are recognized in the period such adjustment is determined as a change in accounting estimate.

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

        We perform comprehensive, detailed quarterly analyses of our inventory to identify all excess and slow moving products to be written off based on current forecasts, which takes into account our knowledge of and expectations of industry and product developments. We estimate any write-downs to inventory to reduce its carrying value to its lower of cost or market value based on current and expected selling prices over the period that the related inventory is expected to be sold. Inventory write-downs are recorded as cost of product revenues.

        Changes to increase the inventory valuation reserve for lower of cost or market provision or excess and obsolete inventory provision are charged to cost of product revenues. At the point of this loss recognition, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-costed inventory is subsequently sold, the related allowance is matched to the movement of related product inventory, resulting in lower costs and higher gross margins for those products. During 2003, 2004 or 2005, the effect of the sale or disposition of previously written down inventory on our gross margin percentage was not significant.

        We operate in an industry that is characterized by intense competition, supply shortages or oversupply, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. If actual product demand or selling prices are less favorable than we estimate, we may be required to take additional inventory write-downs.

Deferred Tax Valuation Allowance

        As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes, which involve estimating our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes, such as deferred revenue. These differences have resulted in a net deferred tax asset. Our judgment is required to assess the likelihood that the net deferred tax asset will be recovered from future taxable income. We have determined that it is more likely than not that the net deferred tax asset will not be realizable. Accordingly, a full valuation allowance has been recorded against the net deferred tax asset. In the event management determines that it has become more likely than not that the net deferred tax asset will be realizable in the future, an adjustment to the deferred tax asset valuation allowance would be made, which would increase income and additional paid in capital in the period such determination is made. As of December 31, 2005, we had a deferred tax asset valuation allowance of $96.3 million of which $21.2 million is attributable to stock option plans, the benefit from which will be credited to additional paid in capital when recognized.

Other Valuation Allowances and Accrued Liabilities

        We maintain accruals and allowances for returns, warranty and sales related discounts such as price protection, market development funds and cooperative marketing programs and rebates. We provided for returns, warranty and sales related discounts amounting to $55.1 million, $120.8 million, and $100.0 million during 2003, 2004, and 2005, respectively. At December 31, 2004 and 2005, we had related accruals and allowances of $56.3 million, and $47.3 million, respectively. Price protection, market development funds and cooperative marketing programs, rebates and other discounts are provided for at the time the associated revenue is recognized. If market conditions were to change adversely, we may take actions to increase our customer incentive offerings, which could result in increased accruals and allowances for these programs. Historically, warranty expenses have not been material. In the event that a problem is identified that would result in the need to replace a product or products on a large scale, such an event will result in charges that would be recorded in the determination of net income (loss) in the period in which the additional cost is identified and may have a material adverse effect on our operating results and financial position. In the second quarter of 2005, in collaboration with Canon, we identified a lost image condition found to be rare and specific to select Canon cameras when used with CompactFlash cards, including our own. To ensure compatibility, we offered to rework our Professional 80x CompactFlash cards and Canon offered a camera firmware update to address issues experienced with other cards for customers who experienced the problem with the identified Canon cameras. We and Canon continue to work together to ensure compatibility across product lines. The total estimated cost to rework the affected products is expected to be approximately $0.9 million, all of which was provided for in the second quarter of 2005. Aggregate costs incurred to rework the affected products have been $0.3 million through December 31, 2005.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. At December 31, 2004, and 2005, we had an allowance for doubtful accounts of $1.2 million and $1.7 million, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an increase in the allowance may be required.

Results of Operations

        In view of the rapidly changing nature of our market and our operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful, and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily indicative of our future growth.

Revenues, Cost of Product Revenues and Gross Margin

        The following table sets forth revenues, cost of product revenues and gross margin amounts from our consolidated statements of operations:

	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005	% Change 2003 to 2004	% Change 2004 to 2005
Retail	$349,030	$623,903	$639,965	78.8%	2.6%
OEM	45,532	50,702	196,721	11.4%	288.0%

Product revenues	394,562	674,605	836,686	71.0%	24.0%
License and royalty revenues	17,703	7,066	16,037	(60.1)%	127.0%

Total net revenues	412,265	681,671	852,723	65.3%	25.1%
Cost of product revenues	306,817	644,857	755,170	110.2%	17.2%

Gross margin	105,448	36,814	97,553	(65.1)%	165.0%

Product gross margin	$87,745	$29,748	$81,516	(66.1)%	174.0%

        The following table sets forth revenues, cost of product revenues and gross margin amounts from our consolidated statements of operations expressed as a percentage of total net revenues:

	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005
Retail	84.7%	91.5%	75.0%
OEM	11.0%	7.5%	23.1%

Product revenues	95.7%	99.0%	98.1%
License and royalty revenues	4.3%	1.0%	1.9%

Total net revenues	100.0%	100.0%	100.0%
Cost of product revenues	74.4%	94.6%	88.6%

Gross margin	25.6%	5.4%	11.4%

        The following table sets forth cost of product revenues and product gross margin amounts from our consolidated statements of operations expressed as a percentage of product revenues:

	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005
Retail	88.5%	92.5%	76.5%
OEM	11.5%	7.5%	23.5%

Product revenues	100.0%	100.0%	100.0%
Cost of product revenues	77.8%	95.6%	90.3%

Gross product margin	22.2%	4.4%	9.7%

Revenues

Fiscal 2005 Compared with Fiscal 2004

        Revenues through our retail channel increased $16.1 million in 2005 compared to 2004 as we experienced a 44.3% decline in our average gross selling price per megabyte of digital media, which was partially offset by a 74.3% increase in megabytes sold. The increase in megabytes sold was due to the 54.2% increase in the average capacity per digital media unit sold in the retail and OEM channels along with a 13.0% increase in digital media units sold in 2005 compared with 2004. Revenues from our OEM channel increased $146.0 million to $196.7 million, in 2005 compared to $50.7 million in 2004. During 2005, our product revenue related to sales to resellers decreased to 76.5% as a percentage of our total product revenue as a result of our focus on profitability, compared to 92.5% of our revenues in 2004.

        We expect that the average capacity and number of units of digital media sold will continue to increase in 2006 and that the average gross selling price per megabyte of our digital media will decline between 40% to 45% during the whole of 2006. We expect a decrease in our sales of other components in the first quarter of 2006.

        In 2005, we derived 62.8%, 13.7%, 2.8% and 20.7% of our product revenues from sales to customers in North America, Europe, Japan and the rest of the world, respectively. In 2004, we derived 65.5%, 22.6%, 3.0% and 8.9% of our product revenues from sales to customers in North America, Europe, Japan and the rest of the world, respectively. During 2005, gross revenues from one customer, Walmart, represented approximately 20% of our gross revenues.

        We generate license and royalty revenues primarily from our agreements with licensees under which we license the use of our intellectual property. Our license and royalty revenues increased to $16.0 million in 2005 from $7.1 million in 2004, primarily due to increased volumes under our current license agreements with Sony and Samsung and our expanded licensing agreement with Samsung. During October 2005, we entered into an agreement that extended the term of the original Samsung license agreement for five years through March 2011 and significantly expanded the scope of the original license agreement to cover Samsung products that were not previously included in the original license. As a result, we received significant licensing payments during the fourth quarter of 2005 and in the first quarter of 2006. As these payments relate to additional rights granted during the term of the original license agreement, these payments will not recur after the first quarter of 2006. The payments received under this agreement are being recognized over a 3 year period beginning in November 2005. This period corresponds to the estimated period over which we expect to provide support to the licensee. We will continue to seek new licensing opportunities in 2006 and beyond. We expect license and royalty revenue in 2006 to be in the rage of $18 to $25 million.

Fiscal 2004 Compared with Fiscal 2003

        Starting in the fourth quarter of 2004, we determined that due to the recent high volatility of prices in the retail market, we were no longer able to reasonably estimate the level of revenue allowances and product returns, and accordingly, we became unable to determine the selling price of our products at the time the sale took place. As a result, effective October 1, 2004, for all of our resellers, revenues and the cost of product revenues were deferred until these resellers either sold the product to their customers or a time period that was reasonably estimated to allow these resellers to sell the product to their customers had elapsed. The change in the timing of recognizing revenue related to all resellers on a sell-through basis, some of which were previously recognized on a sell-to basis, had the initial one-time effect of reducing net revenues recorded in the fourth quarter of 2004 by $63.6 million.

        Increased sales of our flash memory products in the retail channel were the major factor for the significant growth in our product revenues in 2004. Increased sales into the retail market continued to introduce an element of seasonality to our business. For example, retail sales were very strong in both the fourth quarters of 2003 and 2004 due to seasonal consumer demand during the holidays. We experienced a 78.8% increase in retail channel revenue in 2004 compared with 2003 due to increased demand. In the OEM channels we increased 11.4%over 2003 revenues.

        In 2004, we derived 65.5%, 22.6%, 3.0% and 8.9% of our product revenues from sales to customers in North America, Europe, Japan and the rest of the world, respectively. In 2003, we derived

72.2%, 17.2%, 4.7% and 5.9% of our product revenues from sales to customers in North America, Europe, Japan and the rest of the world, respectively. During 2004, gross revenues from one customer, Wal-Mart (including Sam's Club), represented greater than 15% of our gross revenues.

        We generate license and royalty revenues primarily from our agreement with Samsung under which we license the use of our intellectual property. Our license and royalty revenues decreased from $17.7 million in 2003 to $7.1 million in 2004 due to license and royalty revenues from Samsung becoming variable in April 2004 as we generated minimal variable-based royalties in 2004 under this agreement.

Cost of Product Revenues

Fiscal 2005 Compared with Fiscal 2004

        Cost of product revenues increased during 2005 compared to 2004 primarily as a result of a 74.3% increase in megabytes sold and was partially offset by a 46.4% decline in the cost per megabyte of digital media sold in 2005 compared to 2004. Cost of product revenues also includes the write down of fixed assets of $1.0 million in 2005, the write-down of inventories totaling $31.0 million in 2005 compared to $17.4 million in 2004, to net realizable value. Cost of product revenues in 2005 benefited from a one time negotiated cost settlement with a supplier which resulted in a benefit of $10.8 million.

        We value our inventory at the lower of cost or market. We factor in expected average sale prices and market data to arrive at our net realizable value. End of life analysis is done based on a six month forecast of product usage, and write downs are taken as appropriate. We cannot predict future adjustments which may need to be taken if forecasts change or pricing pressure continues.

Fiscal 2004 Compared with Fiscal 2003

        The increase in cost of product revenues was primarily the result of both a 54.4% increase in the number of digital media units sold due to increased demand and a 45.5% increase in the average capacity per digital media unit sold. In addition, costs of revenues in 2004 were impacted by an increase in inventory valuation reserve of $17.4 million. These factors were partially offset by a 30.3% decline in the average cost per megabyte of digital media sold in 2004 compared to 2003.

Gross Margin

Fiscal 2005 Compared with Fiscal 2004

        The increase in gross margin to 11.4% for 2005 compared to 5.4% for 2004 was primarily due to the 5.3 percentage point increase in gross product margin to 9.7% in 2005 compared to 4.4% in 2004. This improvement was primarily the result of the 46.4% decline in the cost per megabyte of digital media sold in 2005 compared to 2004, which was partially offset by the 44.3% decline in our average gross selling price per megabyte of digital media. The growth in revenue from sales of controllers, digital media accessories and other components contributed to the increased gross margin improvement. Gross margin for 2005 was negatively impacted by the write-down of inventories by $31.0 million or 3.6 percentage points compared with $17.4 million or 2.6 percentage points for 2004. Additionally, gross margin for 2005 includes the impact of a one-time negotiated cost settlement with a supplier in the second quarter of 2005, which resulted in a benefit reflected in gross margin of $10.8 million, or 1.3 percentage points.

Fiscal 2004 Compared with Fiscal 2003

        The decrease in gross margin percentage for product revenues was primarily the result of the 44.2% decline in the average gross selling price per megabyte of digital media sold partially offset by the 30.3% decline in average cost per megabyte of digital media unit sold. Gross margin in 2004 was also impacted by the increase in inventory valuation reserve of $17.4 million and the sale of inventories that had previously been written off by approximately $0.6 million in 2004.

Operating Expenses

        The following table sets forth operating expense data from our consolidated statements of operations (in thousands, except percent changes):

	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005	% Change 2003 to 2004	% Change 2004 to 2005
Research and development	$8,148	$10,530	$13,051	29.2%	23.9%
Sales and marketing	32,623	67,000	68,273	105.4%	1.9%
General and administrative	20,056	32,281	44,120	61.0%	36.7%

Total operating expenses	$60,827	$109,811	$125,444	80.5%	14.2%

        The following table sets forth operating expenses from our consolidated statements of operations expressed as a percentage of total net revenues:

	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005
Research and development	2.0%	1.5%	1.5%
Sales and marketing	7.9%	9.9%	8.0%
General and administrative	4.9%	4.7%	5.2%

Total operating expenses	14.8%	16.1%	14.7%

Research and Development

        The increase in research and development expenses for 2005 compared to 2004 was primarily due to the $1.0 million increase in outside services and project materials and $0.9 million increase in compensation expenses as a result of hiring additional personnel to support new product development initiatives, and an increase of $0.3 million in depreciation.

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

Sales and Marketing

        The increase in sales and marketing expenses for 2005 compared to 2004 was primarily due to an increase of $5.5 million in compensation expenses due to increased headcount, increase in occupancy costs of $0.5 million and increased travel and entertainment costs of $0.5 million. These amounts were partially offset by a decrease of $2.5 million in marketing development fees, $1.4 million in commission costs, and $1.9 million in advertising and tradeshow expenses.

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

General and Administrative

        The increase in general and administrative expenses for 2005 compared to 2004 was primarily due to an increase of $3.1 million in compensation expenses as a result of hiring additional key personnel, $6.5 million in increased legal fees, of which $0.9 million was in settlement of a class action lawsuit and the remainder related to our patent infringement litigation, $0.9 million in increased accounting fees primarily as a result of costs associated with regulatory requirements related to compliance with the Sarbanes-Oxley Act of 2002 and audit costs.

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

Income Taxes

        The following table sets forth income tax data from our consolidated statements of operations expressed as a percentage of total net revenues (in thousands, except percent changes):

	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005	% Change 2003 to 2004	% Change 2004 to 2005
Income taxes	$4,186	$1,353	$5,473	(67.7)%	304.5%

        Income tax expense for 2005 relates primarily to foreign withholding taxes of $3.8 related to license and royalty payments and foreign withholding taxes of $1.8 million on a payment received from a supplier. Income tax expense for 2004 includes $0.3 million related to federal and state income taxes and $1.1 million in foreign income taxes (including $0.2 million related to income derived from foreign license revenue). Income tax expense for 2003 includes $2.5 million related to state income taxes, which resulted primarily from the State of California's decision during the third quarter of 2002 to retroactively suspend the state income tax net operating loss deduction for a two-year period, $1.0 million in foreign income taxes and $0.7 million in federal alternative minimum taxes.

        At December 31, 2005, for federal, state, and foreign income tax reporting purposes we had net operating loss carry forwards of approximately $160 million, $104 million, and $2 million, respectively, available to offset future taxable income. At December 31, 2005, we had federal research credits and state research credits of approximately $2.5 million and $1.4 million, respectively, available to offset future taxes. The federal operating loss and research credit carry forwards will begin to expire in 2011 if not utilized. The state operating loss carry forwards begin to expire in 2006 if not utilized. The state research credits have no expiration date. The foreign operating loss carry forward will begin to expire in 2010, if not utilized.

        The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations where changes occur in the stock ownership of a company. In the event we have a change in ownership, as defined in the Tax Reform Act, utilization of the carry forwards could be restricted.

Other Income and Expense

        The following table sets forth other income and expense data from our consolidated statements of operations:

	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005	% Change 2003 to 2004	% Change 2004 to 2005
Other income (expense):
Interest and other expense	$(429)	$(961)	$(4,675)	124.0%	386.5%
Interest and other income	580	855	2,182	47.4%	155.2%
Foreign exchange gain (loss)	(674)	(1,074)	(331)	59.3%	(69.2)%
Total other income (expense)	$(523)	$(1,180)	$(2,824)	(125.6)%	139.3%

Fiscal 2005 Compared with Fiscal 2004

        In 2005, interest and other expense consisted primarily of interest on our convertible notes payable ($3.4 million), miscellaneous taxes and interest on short-term borrowings ($0.9 million). Interest and other expense for 2004 consisted primarily of interest on short-term borrowings ($0.4 million) and miscellaneous taxes.

        Interest and other income for 2005 increased compared to 2004, due to increased cash and cash equivalent balances resulting primarily from the proceeds from the issuance of convertible notes and higher interest rates.

        Foreign exchange loss, net decreased $0.8 million to $0.3 million in 2005 compared to $1.1 million in 2004. These losses were primarily attributable to our sales activity into European and Japanese markets, which exposed us to fluctuations in foreign currencies including the British pound, Euro and Japanese yen. During both 2005 and 2004 we entered into designated foreign currency exchange forward contracts to mitigate these exposures.

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

Quarterly Results of Operations

        The following table sets forth quarterly statements of operations for the years ended December 31, 2005 and 2004, respectively. This quarterly information has been derived from our unaudited financial statements and, in the opinion of management, includes all adjustments necessary for a fair presentation of the information for the periods covered. The quarterly data should be read in conjunction with our consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Quarters Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
			(unaudited in thousands, except per share amounts)
Total net revenues	$164,734	$163,191	$165,221	$188,525	$232,442	$191,823	$189,398	$239,060
Cost of product revenues	135,805	157,186	141,650	210,216	203,060	165,919	160,829	225,362
Gross margin	28,929	6,005	23,571	(21,691)	29,382	25,904	28,569	13,698
Income (loss) from operations	10,510	(17,383)	(3,385)	(62,739)	(9,108)	(2,076)	2,376	(19,083)
Net income (loss)	9,426	(18,094)	(3,516)	(63,346)	(9,586)	(4,926)	2,091	(23,767)
Net income (loss) per common share—basic	$0.12	$(0.23)	$(0.04)	$(0.80)	$(0.12)	$(0.06)	$0.03	$(0. 29)
Net income (loss) per common share—diluted	$0.11	$(0.23)	$(0.04)	$(0.80)	$(0.12)	$(0.06)	$0.02	$(0.29)
	Percentage of net revenues for the quarter ended:
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Total net revenues	100%	100%	100%	100%	100%	100%	100%	100%
Cost of product revenues	82.4	96.3	85.7	111.5	87.4	86.5	84.9	94.3
Gross margin	17.6	3.7	14.3	(11.5)	12.6	13.5	15.1	5.7
Income (loss) from operations	6.4	(10.7)	(2.0)	(33.3)	(3.9)	(1.1)	1.3	(8.0)
Net income (loss)	5.7%	(11.1)%	(2.1)%	(33.6)%	(4.1)%	(2.6)%	1.1%	(9.9)%

1.
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

2.
In the second quarter of 2005, cost of product revenues includes a benefit of $10.8 million in connection with a one-time negotiated cost settlement with a supplier.

3.
In the fourth quarter of 2004 and 2005 cost of product revenues includes increases in inventory valuation reserves of $12.5 million and $14.2 million, respectively.

Liquidity and Capital Resources

        The following table is a summary of our cash flows from operating, investing and financing activities:

	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005
Net cash (used in) provided by operating activities	$(16,247)	$(115,750)	$58,820
Net cash used in investing activities	(2,095)	(16,304)	(614)
Net cash provided by financing activities	86,655	43,515	84,046

        The following table sets forth our days sales outstanding and inventory turns per year:

	2003	2004	2005
Days sales outstanding (net of change in deferred revenue)	40	49	38
Inventory turns per year	8	7	7

        Net cash provided by operating activities for the year ended December 31, 2005 included non-cash charges of $41.1 million and a net decrease in operating asset and liability accounts of $53.9 million. Non-cash charges were comprised primarily of the $31.0 million provision to record inventory at net realizable value where selling price declines along with excess and obsolete inventories required write-downs of our inventories. Other non-cash charges include $4.7 million of depreciation and amortization, $3.8 million in allowances, sales returns, discounts and doubtful accounts, and $1.0 million loss on disposal of fixed assets. Changes in operating asset and liability accounts for the period included a $61.1 million decrease in account receivable, a $47.0 million decrease in accounts payable, a $27.8 million decrease in inventories, a $4.6 million increase in deferred license revenue and product margin, a $3.3 million increase in accrued liabilities and a $4.1 million decrease in prepaid expenses and other assets. The decrease in accounts receivable, reflected in the decrease in our day sales outstanding ("DSO"), was primarily due to shorter than average payment terms associated with our OEM sales and the payments received in the fourth quarter of 2005 in connection with license and royalty revenues. We anticipate that DSO in 2006 will range between 40 to 50 days. The decrease in accounts payable was primarily due to decreased receipts of inventory and the timing of payment for such inventories in the fourth quarter of 2005 compared to the fourth quarter of 2004. These same factors resulted in decreased inventory levels at the end of 2005 compared with inventory levels at the end of 2004. The increase in accrued liabilities was due primarily to the increase in sales related rebates, price protection and other sales incentives offset by the decrease in accrued freight and fulfillment of $4.4 million due to improved cost structure and improved logistics management and the decrease in accrued rebates payable of $6.5 million due to improved rebate program management. The decrease in prepaid expenses and other assets was primarily due to the timing of settlement of value added tax receivables and lower prepayments for inventory due to lower purchases of inventory.

        Net cash used in operating activities for the year ended December 31, 2004 included a net increase in operating asset and liability accounts of $64.0 million, which was partially offset by non-cash charges of $23.7 million comprised of recording $17.4 million of inventory valuation reserves primarily due to applying declining selling prices to the relatively high levels of inventory held at the end of the year, $3.2 million of increases in allowance for sales returns, discounts and doubtful accounts, $2.4 million of depreciation and amortization, $0.7 million of tax benefits related to stock plans and amortization of short term investment premium. Changes in working capital for the period included a $91.5 million increase in inventory, a $82.3 million increase in accounts receivable and a $6.7 million increase in prepaid expenses and other assets. The increase in our inventory was due primarily to the increased levels of inventory required to satisfy demand for our products and the increase in consigned inventory balances of $3.2 million at December 31, 2004 compared to December 31, 2003. The increase in accounts receivable was primarily due to increased shipments of our products during 2004 and the increase in our DSO from 40 days during 2003 to 49 days in 2004 due to providing certain significant customers with 60 day payment terms during 2004. The increase in prepaid expenses and other assets was primarily due to deferred freight and fulfillment costs, increased value added tax receivables and increased prepayments made for inventory purchases and the increased balance of value added tax prepayments due to increased shipments to our European and Japanese subsidiaries. These changes in working capital were offset by a $76.5 million increase in accounts payable, a $30.1 million increase in accrued liabilities and a $9.9 million increase in deferred license revenue and product margin. The increase in accounts payable was due primarily to significantly increased inventory purchases in the fourth quarter of 2004 compared to the fourth quarter of 2003. The increase in accrued liabilities was due primarily to the increase in provisions for market development funds of $6.7 million, legal fees of $5.1 million, rebates of $11.7 million and freight and fulfillment costs of $4.0 million. The increases in these provisions were primarily the result of increased gross product revenues during 2004 compared to 2003. The increase in deferred license revenue and product margin was primarily due to recording revenue from all of our retail customers on a sell-through basis beginning in the fourth quarter of 2004, compared to 2003 when revenue for certain of our retail customers was recorded on a sell-to basis as discussed in this report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Revenue Recognition."

        Net cash used in operating activities for the year ended December 31, 2003 included net increases in working capital of $70.0 million, which were partially offset by non-cash charges of $13.9 million. Changes in working capital for the period included a $78.1 million increase in inventory, a $51.7 million increase in accounts receivable, a $15.4 million decrease in deferred license revenue and product margin and a $3.6 million increase in prepaid expenses and other assets. The increase in our inventory was due primarily to the increased levels of inventory required to satisfy demand for our products and the increase in consigned inventory balances of $15.2 million at December 31, 2003. The increase in accounts receivable was primarily due to increased shipments of our products during 2003 and partially offset by an improvement in our DSO. The decrease in deferred license revenue and product margin was primarily due to amortization of deferred license revenue related to our Samsung, Sony and Olympus license agreements. The increase in prepaid expenses and other assets was primarily due to increased prepayments made for inventory purchases and the increased balance of value added tax prepayments due to increased shipments to our European and Japanese subsidiaries. These changes in working capital were offset by a $58.1 million increase in accounts payable and a $20.6 million increase in accrued liabilities. The increase in accounts payable was due primarily to increased inventory purchases in the fourth quarter of 2003. The increase in accrued liabilities was due primarily to the increase in provisions for market development funds of $6.5 million, price protection of $6.0 million and rebates of $2.5 million. The increases in these provisions were primarily the result of increased gross product revenues during 2003.

        Net cash provided by investing activities for the year ended December 31, 2005 was the result of selling $9.7 million of short-term investments, which was partially offset by purchases of $4.0 million in short-term investments and $6.4 million of purchases of property and equipment. Net cash used in investing activities for the year ended December 31, 2004 was the result of purchases of short-term investments of $25.9 million, which was partially offset by proceeds from the sale and maturity of short-term investments of $18.0 million. Net cash used in investing activities for the years ended December 31, 2003 was the result of purchases of property and equipment.

        Net cash provided by financing activities for the year ended December 31, 2005 was the result of receiving $66.3 million of net proceeds from the issuance of convertible promissory notes and $3.6 million from purchases under our employee stock purchase plan and the exercise of stock options, and $14.7 million of net borrowings under our credit facilities with Wells Fargo Bank and Wells Fargo Foothill described below, including $0.6 million of financing costs related to our bank credit facility with Wells Fargo Foothill. Net cash provided by financing activities for the year ended December 31, 2004 was primarily the result of drawing $40.0 million under our credit facility with Wells Fargo as described below and net proceeds of $3.1 million from stock option exercises and sales under our employee stock purchase program. Net cash provided by financing activities for the year ended December 31, 2003 was primarily the result of raising $90.1 million of net proceeds in September 2003 through the sale of approximately 5.8 million shares of our common stock at a price of $16.50 per share in a public offering and $11.1 million from net proceeds from stock option exercises, sales under our employee stock purchase program and reduction of notes receivable from stockholders. These sources of cash were partially offset by $14.6 million from the repayment of notes payable under our credit facility. Restricted cash represents cash and cash equivalents used to collateralize standby letters of credit related to purchasing agreements with our suppliers.

        In April 2004, we entered into a credit agreement with Wells Fargo Bank. Our credit agreement with Wells Fargo Bank enabled us to borrow up to $40.0 million under a revolving line of credit note, which we did on October 19, 2004. Subsequently, on February 28, 2005, we entered into a three-year asset based revolving credit facility arranged and agented by Wells Fargo Foothill, with a maximum loan commitment of $80.0 million. The actual amount available for borrowing depends upon the value of our North American accounts receivable base. On December 28, 2005, we borrowed $54.7 million under this line of credit, and the annual interest rate for borrowings under this line was 7.5%, determined using the bank's prime rate. This amount was repaid on January 3, 2006.

        Pursuant to the credit agreement with Wells Fargo Foothill, we must comply with certain affirmative and negative covenants. The affirmative covenants include a restriction on capital expenditures of up to $3.5 million in any fiscal year and a requirement that we report losses before interest, tax, depreciation and amortization, commonly referred to as "EBITDA," of not more than a loss of $22.5 million for the six months ended June 30, 2005, a loss of not more than $18.2 million for the nine months ended September 30, 2005, a loss of not more than $4 million for the year ended December 31, 2005 and a loss of not more than the loss in the immediately preceding period for any trailing twelve month period thereafter. However, as of December 31, 2005, we were not subject to the foregoing affirmative covenants because our qualified cash under the agreement was in excess of $40 million, and there were no known financial covenant defaults under the agreement. We were, however, in default of one of the financial reporting affirmative covenants. Subsequent to December 31, 2005, we provided the required financial reporting information and Wells Fargo Foothill has waived the default. The negative covenants with which we must comply include, among others, limitations on indebtedness; liens; distribution or disposal of assets; changes in the nature of our business; investments; mergers or consolidations with or into third parties; restriction on payment of dividends; transactions with affiliates; and modifications to material agreements in a manner materially adverse to the lender.

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

        On March 30, 2005, we issued $60 million in aggregate principal amount of 5.625% senior convertible notes due April 1, 2010 in a private offering (the "Notes"). On May 27, 2005 we issued an additional $10 million in aggregate principal amount of the Notes upon the exercise by the purchasers of their option to purchase such Notes under the same terms as the initial issuance. The Notes are unsecured senior obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness, and senior in right of payment to any future indebtedness that is expressly subordinated to the Notes. As a result of these issuances, we received net proceeds of $66.3 million.

        The Notes are convertible into shares of our common stock any time at the option of the holders of the Notes at a price equal to approximately $6.68 per share, subject to adjustment in certain circumstances, which represents a 30% premium over our closing price of $5.14 on March 29, 2005. The indenture governing the Notes (the "Indenture") provides that no holder of the Notes has the right to convert any portion of the Notes to the extent that, after giving effect to such conversion, such holder (together with such holder's affiliates) would beneficially own in excess of 4.99% of our common stock outstanding immediately after giving effect to such conversion. Interest on the Notes will be payable on March 31 and September 30 of each year, beginning on September 30, 2005.

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

        Upon the occurrence of a "fundamental change," as defined in the Indenture, the holders of the Notes will have:

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

        Upon the occurrence of an "event of default," as defined in the Indenture, the holders of at least 25% in aggregate principal amount of the Notes or the trustee for the Notes under the Indenture shall have the right to cause the principal amount of the Notes to become due and payable immediately. In the event of bankruptcy, insolvency or our reorganization, the principal amount of the Notes shall automatically become due and payable immediately.

        On a change in control in which less then 90% of the consideration consists of shares of capital stock or American Depository Shares that are (A) listed on, or immediately after the transaction or event will be listed on, the New York Stock Exchange or the American Stock Exchange, or (B) approved, or immediately after the transaction will be approved, for quotation on the Nasdaq National Market or the Nasdaq SmallCap Market and as result of such transaction or transactions the Notes become convertible into or exchangeable or exercisable for such publicly traded securities, the holders of the Notes will be entitled to additional consideration (the "Make-Whole Premium") equal to the principal amount of the note to be converted divided by $1,000 and multiplied by the applicable number of shares of common stock ranging from 1.37 shares to 44.90 shares depending on the stock price on the effective date of the change of control and the effective date.

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

Commitments

        We purchase the majority of our flash memory from Samsung pursuant to a supply agreement that has been extended through March 24, 2011. Samsung has guaranteed a certain allocation of its flash memory production capacity to us. Under the supply agreement, our purchases are priced based on an agreed upon methodology and Samsung provides us with intellectual property indemnification for the products we purchase from them. Either party can terminate the supply agreement in the event of the other party's breach of the agreement or bankruptcy. We are not obligated to purchase minimum volumes of flash memory from Samsung.

        We also have a supply agreement with UMC under which we purchase controllers. The purchase commitment for such controllers is generally restricted to a forecasted time horizon based on a rolling forecast of our anticipated purchase orders. This agreement is in effect through December 2006. We have also entered into a supply agreement with SMI, whereby SMI supplies us with controllers for certain of our digital media products. We are obligated to provide rolling forecasts to SMI and SMI has agreed to maintain a buffer stock to meet our needs. SMI also provides us with standard warranty and indemnity protections. This agreement runs through September 2007 and may be terminated by either party in the event of the other party's bankruptcy or breach of the agreement.

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

        The following table outlines our contractual obligations and commercial commitments at December 31, 2005:

	Payments due by period (in thousands)
	Total amount committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations and commercial commitments:
Short-term bank borrowings	$54,723	$54,723	$—	$—	$—
Senior Convertible Notes
Principal	70,000	—	—	70,000	—
Interest	16,734	3,937	7,875	4,922	—
Open purchase orders with vendors and suppliers*	17,491	17,491	—	—	—
Operating leases	5,791	1,413	2,447	844	1,087
Standby letters of credit	5,000	5,000	—	—	—

Total contractual obligations and commercial commitments	$169,739	$82,564	$14,260	$71,828	$1,087

*
At any given point in time, in the normal course of business, we place cancelable purchase orders with our vendors and suppliers.

        We enter into partnerships programs with companies for branded products. As part of these programs, we may have royalty programs based on sales, with targets in the agreements. If these targets are not met, the recourse may be termination of these programs, depending on the wording of the contract.

Off Balance Sheet Arrangements

        We have no off-balance sheet arrangements other than operating leases and unconditional purchase obligations as described above. We, at times, have reimbursed partners for purchases made on our behalf, where contemplated usage has not occurred. At December 31, 2005, we have accrued $2.6 million for such purchases. We may have additional liabilities for such arrangements in the future.

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

        We have agreements whereby our directors and officers are indemnified for certain events or occurrences while the officer or director is serving at our request in such capacity. The maximum amount of future payment we could be required to make under these indemnification agreements is unlimited; however, we have a directors' and officers' insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities for these agreements.

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

Recent Accounting Developments

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payments", ("SFAS No. 123(R)"). SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123(R) are effective for fiscal years beginning after June 15, 2005. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. In March 2005, the SEC issued Staff Accounting Bulletin No.107, "Share-Based Payments," ("SAB 107"). SAB107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. Management is currently evaluating the impact of adopting SFAS No. 123(R). Based on options outstanding which have been granted through December 31, 2005, we estimate that additional compensation expense will range from $5.0 million to $7.0 million in 2006 (in addition to the expense recognition of the unamortized December 31, 2005 stock-based compensation balance of $9.4 million) due to the adoption of SFAS No. 123(R). This estimated impact excludes the effect of any new options granted or terminations taking place subsequent to December 31, 2005. The overall impact on our consolidated financial statements will be dependent on the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life. Accordingly, actual stock-based compensation expense may differ materially from our current estimates.

        In November 2005, the FASB issued FASB Staff Position ("FSP") Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is required to be applied to reporting periods beginning after December 15, 2005. We do not expect the adoption of this FSP in the first quarter of 2006 will have a material impact on our consolidated financial statements.

        In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154's retrospective application requirement replaces APB No 20's ("Accounting Changes") requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. The requirements of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.

        In December 2004, the FASB issued SFAS No. 153 ("SFAS No. 153"), "Exchanges of Nonmonetary Assets—an amendment of Accounting Principles Board Opinion No. 29" ("APB No. 29" or the "Opinion"). The guidance in APB No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that gains or losses on exchanges of nonmonetary assets may be recognized based on the differences in the fair values of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle which allowed the asset received to be recognized at the book value of the asset surrendered. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for "exchanges of nonmonetary assets that do not have commercial substance". A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 should be applied prospectively, and are effective for us for nonmonetary asset exchanges occurring from the third quarter of 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in our first quarter of 2005. The adoption of this statement did not have a material impact on our consolidated financial statements.

        In March 2005, the FASB issued Interpretation No. 47, "Accounting of Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of the first reporting period ending after December 15, 2005. The adoption of FIN 47 in the fourth quarter of 2005 did not have a material impact on our consolidated financial statements.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4" ("ARB No. 43, Chapter 4"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4 previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for us for inventory costs incurred beginning in 2006. The adoption of this statement did not have a material impact on our consolidated financial statements.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign Currency Risk.    We sell our products primarily to customers in the U.S. and, to a lesser extent, the Asia Pacific region, Canada, Europe and Japan. Most of our sales are currently denominated in U.S. dollars. Although the amount of our sales denominated in currencies other than U.S. dollars have declined during 2005, we anticipate an increasing amount of our sales will be denominated in British pounds, Canadian dollar, Euro, and the Japanese yen. Foreign currency denominated revenues were approximately 28.3% and 17.4% of our total product revenues for the years ended December 31, 2004 and December 31, 2005, respectively. We purchase our products and the materials and services to build our products primarily from vendors in Korea, Taiwan, Indonesia, China, the United States, the United Kingdom, Germany, Japan and Singapore. Most of these costs are currently denominated in U.S. dollars. Although the amount of our product costs denominated in currencies other than U.S. dollars has declined during 2005, we anticipate an increasing amount of our costs could be denominated in the Euro, Japanese yen, pound sterling and possibly other currencies. Foreign currency denominated costs were approximately 6.4% and 2.4% of our cost of product revenues for the years ended December 31, 2004 and December 31, 2005, respectively. As a result, it is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar rises in comparison to the local currency, which may make it more difficult to sell our products in that market. Conversely, the prices of our products would become less expensive in a particular foreign market if the value of the U.S. dollar falls in comparison to the local currency, which may make it easier to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. These risks could become more significant as we expand business outside the U.S. or if we increase sales in non-U.S. dollar denominated currencies.

        We have adopted and implemented a hedging policy to mitigate these potential risks. We use forward contracts to mitigate the exposures associated with certain net foreign currency asset or liability positions. However, we cannot assure you that any policies or techniques that we have implemented, or may implement in the future, will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes. During 2005, we entered into hedges on intercompany payables denominated in the British pound and Japanese yen. During 2005, the foreign currency exposures on our net asset and liability positions were not fully hedged. For the year ended December 31, 2004, gain on our foreign currency net asset and liability positions was $4.1 million, which was offset by net losses on hedging transactions of $5.1 million. For the year ended December 31, 2005, losses on our foreign currency net asset and liability positions were $5.4 million and were offset by gains on hedging transactions of $5.1 million. As of December 31, 2005, we held forward contracts with an aggregate notional value of $40.5 million to hedge the risks associated with forecast British pound and Japanese yen denominated assets and liabilities. At December 31, 2005, our aggregate exposure to non-U.S. dollar currencies, net of currency hedge contracts, was approximately $30.0 million. If, at December 31, 2005, we applied an immediate 10% adverse move in the levels of foreign currency exchange rates relative to these exposures, we would incur a foreign exchange loss of approximately $3.0 million.

        Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we earn on our investments and the amount of interest expense we pay on borrowings under our line of credit and senior convertible notes. The risk associated with fluctuating interest rates impacts all of our investments because of the short duration of the investments and our borrowings under our line of credit. Accordingly, our interest rate risk is primarily related to our short-term investments, which amounted to $2.0 million at December 31, 2005. Our interest rate risk is related only to our $54.7 million of borrowings under our line of credit facility with Wells Fargo Foothill at December 31, 2005. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk and market risk. We plan to mitigate default risk by investing in investment-grade securities. We have historically invested in investment-grade, short-term securities that we have held until maturity to limit our market risk.

        All of the potential changes noted above are based on sensitivity analysis performed on our financial position at December 31, 2005. Actual results may differ materially.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        The following financial statements are filed as part of this Report:

2.     INDEX TO FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements:

Schedule		Page
II	Valuation and Qualifying Accounts	119

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Lexar Media, Inc.:

        We have completed integrated audits of Lexar Media, Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Lexar Media, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, we have audited Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, because the Company did not maintain effective controls: (i) to ensure revenue and deferred revenue were accurately recorded in accordance with generally accepted accounting principles or (ii) over the existence and valuation of inventory, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment at December 31, 2005.

  •
  Revenue recognition.  The Company did not maintain effective controls to ensure revenue and deferred revenue accounts were accurately recorded in accordance with generally accepted accounting principles. Specifically, the Company did not maintain effective controls to accurately: (i) account for all price reductions and promotional commitments, including rebate programs offered to customers; (ii) record deferred revenue based on actual sales price and inventory movements; (iii) record revenue and inventory adjustments for returns of product by customers; and (iv) record concessions provided to certain customers as a reduction of revenue from such customers.

  •
  Accounting for Inventory.  The Company did not maintain effective controls over the existence and valuation of inventory. Specifically, the Company did not maintain effective controls to: (i) accurately track, confirm and reconcile inventory movements to ensure the timely recognition of cost of product revenues; (ii) ensure the existence of inventory and the appropriate valuation of returned inventory; (iii) identify and accurately adjust inventory excess and slow moving products or components and record necessary write-downs of inventory to lower of cost or market; and (iv) accurately accrue for the obligation to purchase inventory at costs in excess of net realizable value.

        These control deficiencies resulted in audit adjustments to revenues, accounts receivable, cost of product revenues, deferred revenue, sales related accruals, and inventory and inventory valuation reserves and related accruals in the Company's 2005 consolidated financial statements. Additionally, these control deficiencies could result in the misstatement of the aforementioned accounts that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

        These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

        In our opinion, management's assessment that Lexar Media, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Lexar Media, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California

March 16, 2006

LEXAR MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$27,705	$169,318
Restricted cash	5,000	5,000
Short-term investments	7,738	2,000
Accounts receivable, net of allowances for sales returns, discounts and doubtful accounts of $16,085 and $17,554	170,365	103,396
Inventories	177,655	117,055
Prepaid expenses and other current assets	12,799	9,197

Total current assets	401,262	405,966
Property and equipment, net	10,305	10,823
Intangible assets, net	347	246
Other assets	82	2,682

Total assets	$411,996	$419,717

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$163,341	109,604
Accrued liabilities	70,029	73,328
Deferred license revenue and product margin	23,759	25,236
Short term bank borrowings	40,000	54,723

Total current liabilities	297,129	262,891
Deferred license revenue, net of current portion	173	4,000
Senior convertible notes payable	—	70,000

Total liabilities	297,302	336,891

Commitments and contingencies (Notes 13 and 14)
Stockholders' equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 79,234,651 and 81,001,608, shares issued and outstanding	8	8
Additional paid-in capital	282,501	286,094
Accumulated deficit	(167,465)	(203,653)
Accumulated other comprehensive income (loss)	(350)	377

Total stockholders' equity	114,694	82,826

Total liabilities and stockholders' equity	$411,996	$419,717

The accompanying notes are an integral part of these consolidated financial statements.

LEXAR MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2003	2004	2005
Net revenues:
Product revenues	$394,562	$674,605	$836,686
License and royalty revenues	17,703	7,066	16,037

Total net revenues	412,265	681,671	852,723
Cost of product revenues	306,817	644,857	755,170

Gross margin	105,448	36,814	97,553

Operating expenses:
Research and development	8,148	10,530	13,051
Sales and marketing	32,623	67,000	68,273
General and administrative	20,056	32,281	44,120

Total operating expenses	60,827	109,811	125,444

Income (loss) from operations	44,621	(72,997)	(27,891)

Other income (expense):
Interest and other expense	(429)	(961)	(4,675)
Interest and other income	580	855	2,182
Foreign exchange loss, net	(674)	(1,074)	(331)

Total other expense	(523)	(1,180)	(2,824)

Income (loss) before income taxes	44,098	(74,177)	(30,715)
Income taxes	(4,186)	(1,353)	(5,473)

Net income (loss)	$39,912	$(75,530)	$(36,188)

Net income (loss) per common share:
Basic	$0.57	$(0.96)	$(0.45)

Diluted	$0.49	$(0.96)	$(0.45)

Shares used in net income (loss) per common share calculation:
Basic	70,557	78,869	80,119

Diluted	81,792	78,869	80,119

The accompanying notes are an integral part of these consolidated financial statements.

LEXAR MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net income (loss)	$39,912	$(75,530)	$(36,188)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,543	2,415	4,706
Loss on write-downs of fixed assets	—	42	1,027
Allowances for sales returns, discounts and doubtful accounts	4,695	3,187	3,773
Provisions to record inventories at net realizable value	4,063	17,431	30,955
Tax benefit from stock option and employee stock purchase plans	3,080	561	—
Amortization of stock-based compensation	497	—	(56)
Amortization of deferred financing costs and other	—	110	728
Change in operating assets and liabilities:
Accounts receivable	(51,665)	(82,289)	61,063
Inventories	(78,079)	(91,512)	27,783
Prepaid expenses and other assets	(3,593)	(6,688)	4,067
Accounts payable	58,111	76,542	(46,974)
Accrued liabilities	20,597	30,093	3,299
Deferred license revenue and product margin	(15,359)	9,888	4,637
Other non-current liabilities	(49)	—	—

Net cash (used in) provided by operating activities	(16,247)	(115,750)	58,820

Cash flows from investing activities:
Purchase of property and equipment	(2,095)	(8,443)	(6,352)
Proceeds from sale and maturity of short-term investments	—	18,049	9,738
Purchase of short-term investments	—	(25,910)	(4,000)

Net cash used in investing activities	(2,095)	(16,304)	(614)

Cash flows from financing activities:
Proceeds from public offering net of issuance costs	90,095	—	—
Issuance of stock under employee stock purchase plan	777	1,198	1,835
Repayment of notes receivable from stockholders	589	412	—
Exercise of stock options and warrants	9,762	1,905	1,814
Proceeds from senior convertible notes payable net of issuance costs	—	—	66,254
Repayment of bank borrowings	(14,568)	—	(40,000)
Proceeds from bank borrowings, net of issuance costs	—	40,000	54,143

Net cash provided by financing activities	86,655	43,515	84,046

Net effect of exchange rates on cash and cash equivalents	2	546	(639)

Net increase (decrease) in cash and cash equivalents	68,315	(87,993)	141,613
Cash and cash equivalents at beginning of year	47,383	115,698	27,705

Cash and cash equivalents at end of year	$115,698	$27,705	$169,318

Supplemental disclosure of cash flow information:
Interest paid	$160	$281	$3,535
Income taxes paid	709	1,313	4,945
Supplemental disclosure of non-cash financing and investing activities:
Issuance of 768,686 shares of common stock in 2003 upon net exercise of 1,093,580 warrants at exercise price ranging from $1.00 to $8.00 per share (weighted average exercise price of $4.08 per share)	$—	$—	$—

        The accompanying notes are an integral part of these consolidated financial statements.

LEXAR MEDIA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock				Notes Receivable from Stockholders		Accumulated Other Comprehensive Gain (Loss)
			Additional Paid-in Capital	Unearned Stock-based Compensation		Accumulated Deficit
	Shares	Amount						Total
Balances, January 1, 2003	66,362	$7	$175,120	$(493)	$(1,001)	$(131,847)	$(221)	$41,565
Issuance of shares under employee stock purchase plan	695	—	777	—	—	—	—	777
Exercise of stock options	4,463	—	9,762	—	—	—	—	9,762
Unearned stock-based compensation	—	—	4	(4)	—	—	—	—
Amortization of unearned stock-based compensation, net	—	—	—	497	—	—	—	497
Issuance of common stock for warrants — net exercise	769	—	—	—	—	—	—	—
Repayment of notes receivable	—	—	—	—	589	—	—	589
Public offering of common stock (net of issuance costs of $4,780)	5,750	1	90,094	—	—	—	—	90,095
Tax benefit related to options and employee stock purchase plan	—	—	3,080	—	—	—	—	3,080
Net income	—	—	—	—	—	39,912	—
Cumulative translation adjustments	—	—	—	—	—	—	2
Total comprehensive income	—	—	—	—	—	—	—	39,914

Balances, December 31, 2003	78,039	8	278,837	—	(412)	(91,935)	(219)	186,279
Issuance of shares under employee stock purchase plan	236	—	1,198	—	—	—	—	1,198
Exercise of stock options	960	—	1,905	—	—	—	—	1,905
Repayment of notes receivable	—	—	—	—	412	—	—	412
Tax benefit related to options and employee stock purchase plan	—	—	561	—	—	—	—	561
Net loss	—	—	—	—	—	(75,530)	—
Cumulative translation adjustments	—	—	—	—	—	—	(118)
Unrealized (loss) on available for sale securities	—	—	—	—	—	—	(13)
Total comprehensive loss	—	—	—	—	—	—	—	(75,661)

Balances, December 31, 2004	79,235	8	282,501	—	—	(167,465)	(350)	114,694

Issuance of common stock for warrants — net exercise	9		—	—	—	—	—
Issuance of shares under employee stock purchase plan	565	—	1,835	—	—	—	—	1,835
Exercise of stock options	1,193	—	1,814	—	—	—	—	1,814
Stock-based compensation adjustment	—	—	(56)	—	—	—	—	(56)
Net loss	—	—	—	—	—	(36,188)	—
Cumulative translation adjustments	—	—	—	—	—	—	706
Unrealized gain on available for sale securities	—	—	—	—	—	—	21
Total comprehensive loss	—	—	—	—	—	—	—	(35,461)

Balances, December 31, 2005	81,002	$8	$286,094	$—	$—	$(203,653)	$377	$82,826

The accompanying notes are an integral part of these consolidated financial statements.

LEXAR MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

Overview

        Lexar Media, Inc. (together with its subsidiaries, the Company) was incorporated in the state of Delaware and its common stock is traded on the Nasdaq National Market under the symbol LEXR.

        The Company designs, develops, manufactures and markets high-performance digital media, as well as other flash based storage products for consumer and professional markets that utilize digital media for the capture and retrieval of digital content for the digital photography, consumer electronics, computer, industrial and communications markets. Its digital media products include a variety of flash memory cards with a range of speeds, capacities and special features to satisfy the various demands of different users of flash cards. To address the growing market for compact digital data and media storage solutions, its digital media products also include its JumpDrive products, which are high-speed, portable USB flash drives for consumer applications that serve a variety of uses, including floppy disk replacement. In addition, the Company markets and sells controllers and other components to other manufacturers of flash storage media as well as digital media accessories and a variety of connectivity products that link its media products to PCs and other electronic host devices. The Company also licenses its technology to certain third parties.

        Many of the CompactFlash, Memory Stick and JumpDrive products that the Company manufactures incorporate its patented controller technology. Other flash cards, including the Secure Digital Card and some of its JumpDrive products, incorporate third party controllers that the Company purchases and combines with flash memory from its suppliers, which are then assembled into a flash card by its manufacturing partners. A third category of products, including the xD Picture Card, are products that the Company does not currently manufacture, but purchases and resells.

        A flash memory controller determines, among other things, the manner in which data is written to, and read from, the flash memory and is important in determining the overall performance of the flash card. The Company's flash memory controller technology can be applied to a variety of consumer electronic applications, such as digital music players, laptop computers, personal digital assistants, telecommunication and network devices and digital video recorders. In order to extend its technology into these markets, the Company has selectively licensed its product and technology to third parties in business sectors such as data communications, telecommunications, industrial, computing and embedded markets.

        The Company sells its digital media and connectivity products to end-users primarily through mass market, photo and OEM channels. The mass-market channel includes national, international and regional retailers and select corporate accounts. The Company also uses a direct sales force, as well as distributors, value-added resellers and independent sales representatives, and its website, www.lexar.com. The Company currently sells its products in the United States, Europe, Asia and other parts of the world, either directly, through its wholly owned subsidiaries located in Japan and the U.K., or through international distributors.

        The Company contracts with an independent foundry and assembly and testing organizations to manufacture its flash card products. This allows the Company to focus on its design efforts, minimize fixed costs and capital expenditures and gain access to advanced manufacturing capabilities.

        In August 2000, the Company completed its initial public offering, raising net proceeds of $53.3 million. In December 2002 and again in September 2003, the Company completed public offerings, raising net proceeds of $27.7 million and $90.1 million, respectively. In April and May, the

Company raised net proceeds of $66.3 million from issuing senior notes convertible into its common stock.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Financial Statement Presentation

        The consolidated financial statements of the Company include its accounts and the accounts of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years' financial statements have been reclassified to conform to the 2005 presentation. Such reclassifications had no effect on its consolidated statements of operations or stockholders' equity.

Foreign Currency Translation

        The Company considers the local currency to be the functional currency for its international subsidiaries. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in the consolidated statements of operations.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to unsold inventories by certain nonreporting distributors and resellers, price protection, customer programs and incentives, product returns, doubtful accounts, inventory valuation reserves, warranty expenses, investments, intangible assets, income taxes and related valuation allowances, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

        Estimates and assumptions about future events and their effects cannot be determined with certainty. These estimates and assumptions may change as new events occur, as additional information is obtained and as the Company's operating environment changes. These changes are included in the consolidated financial statements as soon as they become known. Differences between amounts initially recognized and amounts subsequently determined as an adjustment to those amounts are recognized in the period such adjustment is determined as a change in accounting estimate.

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

        Restricted cash represents cash and cash equivalents used to collateralize standby letters of credit related to purchasing agreements with the Company's suppliers. Cash restricted under standby letters of credit amounted to $5.0 million at both December 31, 2004, and 2005.

Short-Term Investments

        Short-term investments consist of taxable commercial paper, U.S. government agency obligations, and corporate and municipal notes and bonds with high-credit quality ratings.

        The Company classifies its entire investment portfolio as available-for-sale at the time of purchase and periodically reevaluates such designation. Debt securities classified as available-for-sale are reported at fair value. Unrecognized gains or losses on available-for-sale securities are included in equity until their disposition. As of December 31, 2005, the amount of unrecognized gain related to the Company's available-for-sale investment portfolio was approximately $8,000. If realized gains and losses and declines in value are judged by management to be other than temporary on available-for-sale securities, then the cost basis of the security is written down to fair value and the amount of the write-down is included in current net income (loss). The cost of securities sold is based on the specific identification method.

        Fair value of available-for-sale securities is based upon quoted market prices. Gross realized gains and losses on sales of available-for-sale securities were immaterial for the years ended December 31, 2003, 2004 and 2005.

        The Company's short-term investments at December 31, 2005 consisted of highly liquid corporate debt securities of approximately $1.0 million and U.S. auction rate government obligations of approximately $1.0 million. The Company's short-term investments at December 31, 2004 included U.S. government obligations of approximately $4.0 million and corporate debt securities of approximately $3.7 million.

Concentration of Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company's cash and cash equivalents are maintained at leading U.S., European and Japanese financial institutions. Deposits in these institutions may exceed the amount of insurance provided on these deposits.

        The Company's accounts receivable are derived from revenues earned from customers located primarily in the U.S., Europe, Canada, Asia and Japan. The Company performs credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. One customer accounted for 20% of accounts receivable at December 31, 2004. Two customers accounted for 24% and 11% of accounts receivable at December 31, 2005. Revenues from two customers represented 12% and 11% of the Company's gross revenues for the year ended December 31, 2003. Revenues from one customer represented 16% of the Company's gross revenues for the year ended December 31, 2004. Revenues from one customer represented 20% of the Company's gross revenues for the year ended December 31, 2005.

        Certain components necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers.

        The Company operates in an industry characterized by intense competition, supply shortages or oversupply, rapid technological change, evolving industry standards, declining average prices and rapid product obsolescence.

Fair Value of Financial Instruments

        Carrying amounts of certain of the Company's financial instruments, including cash equivalents, short-term investments, forward currency contracts, accounts receivable, accounts payable and short term bank borrowings, approximate fair value due to their short maturities.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using standard costs that approximate actual cost under the first-in, first-out method. Appropriate allowances are made to reduce the value of inventories to net realizable value where this is below cost. This may occur where the Company determines that inventories may be slow moving, obsolete or excess or where the selling price of the product is expected to be insufficient to cover product costs and selling expenses. Allowances, once established, are not reversed until the related inventory has been sold or scrapped.

Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line basis over the estimated useful lives of the assets, generally 1 to 5 years, as follows:

Useful Life
Computer and other equipment	1-3 years
Engineering equipment	5 years
Software	3 years
Furniture, fixtures and improvements	5 years

        Depreciation expense related to the Company's property and equipment was $1.4 million in 2003, $2.3 million in 2004, and $4.1 million in 2005.

        In 2005, the Company wrote-off $827,000 in obsolete tooling equipment and changed the estimated useful of the remaining tooling equipment from 3 years to 2 years resulting in an additional amortization expense of $485,000 in the year.

        Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets.

        Costs for internal use software are accumulated over the time it takes to develop the software and depreciation begins upon the first production use of the software.

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

Revenue Recognition

Product Revenues

        The Company derives revenues from sales of its digital media products, which are comprised of flash memory devices, through its retail channels and from sales of digital media accessories and other components through the Company's OEM channel. The Company sells its products to distributors, retailers, OEMs and end users. The Company uses significant management judgments and estimates in connection with the revenue recognized in any accounting period.

        The Company's policy is to recognize revenue from sales to its customers when the rights and risks of ownership have passed to the customers, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured.

        With respect to sales to OEMs and end users, the Company does not grant return rights, price protection or other sales incentives. Accordingly, the Company recognizes product revenue upon delivery if the Company's revenue recognition criteria described above are met.

        With respect to sales to distributors and retailers (collectively referred to herein as "resellers"), the Company grants, significant return rights, price protection and pricing adjustments subsequent to initial product shipment. Prior to the fourth quarter of 2004, for resellers where the Company was able to reasonably estimate the level of product returns and sales incentives, the Company recognized revenue upon shipment ("ship-to" basis) and, at the time revenue was recorded, the Company recorded estimated reductions to product revenue based upon its customer sales incentive programs and the historical experience of the product returns, and the impact of the special pricing agreements, price protection, promotions and other volume-based incentives. In order to make such estimates, the Company analyzed historical returns, current economic conditions, customer demand and other relevant specific customer information. For resellers where the Company was unable to reasonably estimate the level of product returns or other revenue allowances, revenue and cost of product revenues were deferred until these resellers either sold the product to their customers or a time period that is reasonably estimated to allow these resellers to sell the product to their customers had elapsed. Starting in the fourth quarter of 2004, the Company determined that due to the high volatility of prices in the retail market during the period, the Company was no longer able to reasonably estimate the level of revenue allowances and product returns, and accordingly, the Company became unable to determine the selling price of its product at the time the sale took place. As a result, effective October 1, 2004, for all its resellers, revenue and cost of product revenues are deferred until these resellers either sell the product to their customers or a time period that is reasonably estimated to allow these resellers to sell the product to their customers has elapsed. At no point does the Company recognize revenues or cost of product revenues while deferring product margin.

        The Company records estimated reductions to revenue for customer and distributor incentive programs and offerings, including price protection, promotions, co-op advertising, and other volume-based incentives and expected returns. Additionally, the Company has incentive programs or rebates that require it to estimate, based on historical experience, the number of customers who will actually redeem the incentive. Marketing development programs are either recorded as a reduction to revenue or as an addition to marketing expense in compliance with the consensus reached by the Emerging Issues Task Force, or EITF, of the Financial Standards Accounting Board, or FASB, on issue 01-09.

License and Royalty Revenues

        The Company recognizes revenue when it has a signed license agreement, the technology has been delivered, there are no remaining significant obligations under the contract, the fee is fixed or determinable and non-refundable and collectibility is reasonably assured. If the Company agrees to provide support to the licensee under the agreement it recognizes license fees ratably over the period during which support is expected to be provided independent of the payment schedule under the license agreement. When royalties are based on the volume of products sold that incorporate the Company's technology, revenue is recognized in the period license sales are reported.

        The Company actively enforces its patented technologies and aggressively pursues third parties that are utilizing its intellectual property without a license or who have under-reported the amount of royalties owed under license agreement with it. As a result of such activities, from time to time, the Company may recognize royalty revenues that relate to infringements that occurred in prior periods.

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

Accounting for Stock-based Compensation

        The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," Financial Accounting Standards Board Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" and FIN No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," and comply with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure." Under APB No. 25, compensation expense is based on the difference, if any, between the estimated fair value of its common stock on the date of grant and the exercise price. SFAS No. 123 defines a "fair value" based method of accounting for an employee stock option or similar equity instrument.

        The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and values awards using the Black Scholes option pricing model as of the date at which the non-employees performance is complete. The Company recognizes the fair value of the award as a compensation expense as the non-employees interest in the instrument vests.

        Pro forma information regarding net income (loss) per share as if its stock options, employee stock purchase plan and the restricted stock issuances had been determined based on the fair value as of the grant date consistent with the provisions of SFAS No. 123 and SFAS No. 148, are as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2004	2005
As reported:
Net income (loss)	$39,912	$(75,530)	$(36,188)
Add: Compensation expense included in reported net income, net of taxes	497	—	—
Less: Pro forma compensation expense determined under the fair value method, net of taxes	(15,376)	(25,191)	(26,294)

Pro forma net income (loss)	$25,033	$(100,721)	$(62,482)

Net income (loss) per common share — basic as reported	$0.57	$(0.96)	$(0.45)

Net income (loss) per common share — basic pro forma	$0.35	$(1.28)	$(0.78)

Net income (loss) per common share — diluted as reported	$0.49	$(0.96)	$(0.45)

Net income (loss) per common share — diluted pro forma	$0.31	$(1.28)	$(0.78)

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payments", ("SFAS No. 123(R)"). SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123(R) are effective for fiscal years beginning after June 15, 2005. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. In March 2005, the SEC issued Staff Accounting Bulletin No.107, "Share-Based Payments,"("SAB 107"). SAB107 expresses views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies.

        On December 7, 2005, the Board of Directors of the Company approved the acceleration of the vesting of unvested stock options outstanding as of December 7, 2005 with an exercise price equal to or greater than $9.50 per share which were held by the Company's employees, including officers and employee directors. As a result of the Board's action, these unvested stock options became fully vested and exercisable effective as of December 7, 2005, rather than becoming exercisable at the later dates when such options would have otherwise vested in the normal course. The Company's stock options have generally vested over a four-year period.

        In order to preserve the long-term incentive characteristic of these stock options, the Company has imposed certain sale restrictions on the shares underlying these accelerated options. Specifically, the option holder may not sell, transfer, encumber or reduce economic risk through "hedging" or similar arrangements with respect to any shares acquired upon the exercise of an accelerated option until on or after the date such options would have otherwise vested in the normal course. The intent of these selling restrictions is to restrict the option holders' ability to sell shares except in a manner consistent with the standard schedule under which the Company's stock options have customarily vested.

        The decision to accelerate the vesting of these stock options was made primarily to reduce compensation expense that otherwise would be recorded in future periods following the Company's adoption in the first quarter of 2006 of SFAS No. 123(R) Starting January 1, 2006, the Company must recognize compensation expense over the applicable vesting period related to awards that are granted on or after January 1, 2006, and related to the unvested portion of awards granted prior to January 1, 2006. Additionally, the Company believes this decision to accelerate the vesting of these stock options further enhances the Company's focus on stockholder return and is in the best interest of the Company's stockholders. The pro forma compensation expense for the year ended December 31, 2005, includes $8.3 million related to the acceleration of the vesting of 2.7 million options with a weighted average exercise price of $10.99.

        The Company is currently evaluating the impact of adopting SFAS No. 123(R); however, it believes the adoption of SFAS No. 123(R) will result in an additional expense ranging from $5.0 million to $7.0 million in 2006 (in addition to the expense recognition of the unamortized December 31, 2005 stock-based compensation balance of $9.4 million) based on options outstanding which have been granted through December 31, 2005. This estimated impact excludes the effect of any new options granted or terminations taking place subsequent to this date. The overall impact on the Company's consolidated financial statements will be dependent on the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life. Accordingly, the actual stock based compensation expense may differ materially from the Company's estimates. The pro-forma disclosures of the impact of SFAS No. 123 provided above may not be representative of the impact of adopting SFAS No. 123(R).

        In accordance with the provisions of SFAS 123, the fair value of each option or ESPP share is estimated using the following assumptions at the date of grant:

	Years Ended December 31,
	2003	2003	2004	2004	2005	2005
		ESPP		ESPP		ESPP
Weighted average fair value per option	$6.57	$1.59	$6.60	$2.05	$3.76	$1.91
Risk free interest rate	2.10%	2.94%	3.51%	1.70%	3.75%	3.05%
Expected life (years)	3.6	1.75	4.11	0.8	4.04	1.25
Expected stock price volatility	92%	88%	92%	87%	91%	88%
Dividend yield	—	—	—	—	—	—

Advertising and Market Development Costs

        Advertising and market development costs were charged to operations as incurred. Advertising and market development costs amounted to $38.9 million for the year ended December 31, 2005 of which $24.3 million was offset against revenue in accordance with Emerging Issues Task Force Issue No. 01-09, "EITF 01-09", and $14.6 million was charged as an operating expense. Advertising and market development costs amounted to $34.7 million for the year ended December 31, 2004 of which $15.4 million was offset against revenue in accordance with EITF 01-09, and $19.3 million was charged as an operating expense. Advertising and market development costs amounted to $20.3 million for the year ended December 31, 2003 of which $11.3 million was offset against revenue in accordance with EITF 01-09, and $9.0 million was charged as an operating expense.

        Consideration generally given by the Company to a customer is presumed to be a reduction of selling price, and therefore, a reduction of revenue. However, if the Company receives an identifiable benefit in return for the consideration given to its customer that is sufficiently separable from its sales to that customer, such that the Company could have paid an independent company to receive that benefit; and the Company can reasonably estimate the fair value of that benefit, then the consideration is characterized as an expense. The Company estimates the fair value of the benefits it receives by tracking the advertising done by its customers on its behalf and calculating the value of that advertising using a comparable rate for similar publications.

Deferred Taxes

        Deferred income tax assets and liabilities are recorded based on the computation of differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that the Company has estimated is more likely than not to be realized.

Comprehensive Income

        Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss at December 31, 2003 was attributable solely to the effects of foreign currency translation. Accumulated other comprehensive loss at December 31, 2004 was attributable to foreign currency translation and unrealized loss on available-for-sale securities. Accumulated other comprehensive income at December 31, 2005 was attributable to foreign currency translation and unrealized gain on available-for-sale securities.

Shipping and Handling Costs

        Certain shipping and handling costs are included in selling and marketing costs in the statements of operations. These costs were $8.3 million in 2003, $21.5 million in 2004, and $21.7 million in 2005. Shipping and handling fees charged to customers are included in revenues. The Company defers the shipping and handling costs associated with shipments for which revenue has not yet been recognized. Deferred shipping and handling costs of $3.0 million and $1.2 million are recorded in prepaid expenses and other current assets on the consolidated balance sheet at December 31, 2004 and December 31, 2005, respectively.

Goodwill and Intangible Assets

        Intangible assets consist of goodwill and purchased patents. Patents are being amortized on a straight-line basis to operations over three years. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), on January 1, 2002. In accordance with SFAS No. 142, goodwill is no longer being amortized. Instead, goodwill is reviewed annually for impairment.

Product Warranties

        The Company provides warranties that range from one year for digital music players and the xD Picture Card to lifetime warranties for its professional products. The Company's liability is limited at its option to replacement or rework of the product, plus any freight and delivery costs, or to refund the purchase price less any rebates. The Company usually provides a replaced or reworked product rather than a refund or credit to meet warranty obligations. This policy is necessary to protect its distributors, to improve customer satisfaction, and for competitive reasons. Additionally, it is the custom in Japan and Europe to provide this benefit.

        In the second quarter of 2005, in collaboration with Canon, the Company identified a lost image condition found to be rare and specific to select Canon cameras when used with certain CompactFlash cards, including its own. To ensure compatibility, the Company offered to rework its Professional 80x CompactFlash cards and Canon offered a camera firmware update to address issues experienced with other cards for customers who experienced the problem with the identified Canon cameras. The

Company and Canon continue to work together to ensure compatibility across product lines. The total estimated cost to rework the affected products is expected to be approximately $0.9 million, all of which was provided for in the second quarter of 2005. Aggregate costs incurred to rework the affected products at December 31, 2005 were approximately $0.3 million. Prior to this event, warranty expenses were not material.

	Year Ended December 31,
	2004	2005
Balance as of the beginning of the period	$70	$1,083
Provision for warranty liability for sales made during the period	1,712	1,733
Warranty costs during the period	(699)	(1,733)

Balance as of the end of the period	$1,083	$1,083

NOTE 3—BALANCE SHEET DISCLOSURES (in thousands):

        Inventories consisted of the following:

	As of December 31,
	2004	2005
Raw materials	$16,981	$31,103
Controllers	9,848	4,969
Flash memory products	147,909	78,918
Ancillary products	2,917	2,065

	$177,655	$117,055

        Flash memory products included inventory on consignment at the Company's customers of $22.9 million and $21.5 million at December 31, 2004 and December 31, 2005, respectively.

        Property and equipment consisted of the following:

	As of December 31,
	2004	2005
Computer and other equipment	$4,193	$5,984
Engineering equipment	5,952	7,360
Software	3,884	4,293
Furniture, fixtures and improvements	3,646	2,813
Construction in progress	147	2,091

	17,822	22,541
Less: accumulated depreciation and amortization	(7,517)	(11,718)

	$10,305	$10,823

        Construction in progress is comprised primarily of internal use software being developed for which depreciation will begin upon its first production use.

        Intangible assets consisted of the following:

	As of December 31,
	2004	2005
Goodwill	$246	$246

Patents	456	456
Less: accumulated amortization	(355)	(456)

Patents, net	101	—

	$347	$246

        Accrued liabilities consisted of the following:

	As of December 31,
	2004	2005
Accrued price protection	$6,143	$12,995
Market development fund	17,300	19,843
Accrued rebates and volume incentive rebates	16,865	13,824
Accrued freight and fulfillment	6,649	2,298
Payroll and related amounts	2,250	2,965
Accrued incentive compensation	1,200	2,190
Accrued accounting and audit fees	1,808	1,639
Accrued commission	2,094	1,455
Accrued legal	6,651	4,157
Raw material purchase commitments	—	2,616
Other	9,069	9,346

	$70,029	$73,328

        The Company's market development fund expenditures are used primarily to support product related promotional activities performed by its customers on its behalf. The Company accrues these expenses at the time the associated product revenue is recognized as sales and marketing expenses. However, to the extent that the fair market value of such promotional activities is not determined through independent valuation, the expense is recorded as a reduction in revenues.

        Deferred license revenue and product margin consisted of the following:

	As of December 31,
	2004	2005
Deferred license revenue	$691	$16,173
Deferred product margin	23,241	13,063

Deferred license revenue and product margin	23,932	29,236
Less: Amount classified as current liabilities	23,759	25,236

Deferred license revenue, net of current portion	$173	$4,000

NOTE 4—NET INCOME (LOSS) PER COMMON SHARE (in thousands, except per share data):

        Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by giving effect to all dilutive potential common shares, including options, warrants and senior convertible notes. The numerator and denominator used in the calculation of historical basic and diluted net income (loss) per share is as follows (in thousands, except per common share amounts):

	Years Ended December 31,
	2003	2004	2005
Numerator:
Net income (loss)	$39,912	$(75,530)	$(36,188)

Denominator for net income (loss) per common share—basic:
Weighted average common shares outstanding	70,674	78,869	80,119
Weighted average unvested common shares subject to repurchase	(117)	—	—

Denominator for net income (loss) per common share—basic	70,557	78,869	80,119

Net income (loss) per common share—basic	$0.57	$(0.96)	$(0.45)

Denominator for net income (loss) per common share—diluted:
Denominator for net income (loss) per common share—basic	70,557	78,869	80,119
Incremental common shares attributable to exercise of outstanding stock options and warrants (assuming proceeds would be used to purchase common stock)	11,118	—	—
Weighted average unvested common shares subject to repurchase	117	—	—

Denominator for net income (loss) per common share—diluted	81,792	78,869	80,119

Net income (loss) per common share—diluted	$0.49	$(0.96)	$(0.45)

Antidilutive Securities

        Securities listed below have not been included in the computations of diluted net income (loss) per share for the years ended December 31, 2003, 2004, and 2005, because the inclusion of these securities would be anti-dilutive (in thousands):

	Years Ended December 31,
	2003	2004	2005
Weighted average shares under options for common stock	101	18,258	20,980
Weighted average shares under senior convertible notes	—	—	7,708
Weighted average shares under warrants for common stock	—	41	16

NOTE 5—OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

        The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131")

        During the fourth quarter of 2005, the Company determined that its revenues and operations had grown and diversified such that the Company could now determine two distinct operating segments driven by its revenue stream: (1) Retail and (2) OEM. In addition, the Company has license and royalty revenues.

        The Chief Operating Decision Maker ("CODM"), as defined by SFAS No. 131, is the Company's President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and cost of revenue.

        The Company does not identify or allocate operating expenses or assets by operating segment, nor does the CODM evaluate operating segments using discrete asset information. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The Company does not allocate interest and other income, interest expense or taxes to operating segments. The accounting policies for segment reporting are the same as for the Company as a whole.

	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005
Retail	$349,030	$623,903	$639,965
OEM	45,532	50,702	196,721
License and royalty	17,703	7,066	16,037

Total revenues	412,265	681,671	852,723

Retail	271,901	603,132	573,295
OEM	34,916	41,725	181,875
License and royalty	—	—	—

Total cost of product revenues	306,817	644,857	755,170

Gross Margin
Retail	77,129	20,771	66,671
OEM	10,616	8,977	14,845
License and royalty	17,703	7,066	16,037

Total gross margin	105,448	36,814	97,553

Operating expenses:
Research and development	8,148	10,530	13,051
Sales and marketing	32,623	67,000	68,273
General administration	20,056	32,281	44,120

Total operating expenses	60,827	109,811	125,444

Net operating income (loss)	44,621	(72,997)	(27,891)
Other income (expense)	(523)	(1,180)	(2,824)

Net income (loss) before income taxes	44,098	(74,177)	(30,715)
Income Taxes	(4,186)	(1,353)	(5,473)

Net Income (Loss)	$39,912	$(75,530)	$(36,188)

        Revenues and long-lived assets by region (in thousands):

	Years Ended December 31,
	2003	2004	2005
Revenues:
United States	$316,326	$461,138	$532,664
United Kingdom	22,941	38,644	38,388
Germany	20,809	26,725	20,105
South Korea	20,339	5,826	12,959
Japan	20,288	28,958	34,744
Canada	18,252	45,693	40,926
France	6,196	30,388	17,539
Rest of Europe	21,278	64,486	42,304
Rest of world	20,916	62,142	172,418

Gross revenues	467,345	764,000	912,047
Less: Discounts and allowances	55,080	82,329	59,324

Total net revenues	$412,265	$681,671	$852,723

        Regional revenues are reported according to the location of the customers who have purchased the Company's products or licensed the Company's technology.

	At December 31,
	2004	2005
Long-lived assets:
Property and equipment, net:
United States	$6,881	$9,708
Japan	101	16
Europe	451	947
Rest of the World	—	152

Total long-lived assets	$7,433	$10,823

NOTE 6—SENIOR CONVERTIBLE NOTES PAYABLE

        On March 30, 2005, the Company issued $60.0 million in aggregate principal amount of 5.625% senior convertible notes due April 1, 2010 in a private offering (the "Notes"). On May 27, 2005 the Company issued an additional $10.0 million in aggregate principal amount of the Notes upon the exercise by the purchasers of their option to purchase such Notes under the same terms as the initial issuance. The Notes are unsecured senior obligations, ranking equally in right of payment with all of the Company's existing and future unsecured senior indebtedness, and senior in right of payment to any future indebtedness that is expressly subordinated to the Notes.

        The Notes are convertible into shares of the Company's common stock any time at the option of the holders of the Notes at a price equal to approximately $6.68 per share, subject to adjustment in certain circumstances, which represented a 30% premium over the closing price of the Company's common stock of $5.14 on March 29, 2005. The indenture governing the Notes (the "Indenture") provides that no holder of the Notes has the right to convert any portion of the Notes to the extent that, after giving effect to such conversion, such holder (together with such holder's affiliates) would beneficially own in excess of 4.99% of the Company's common stock outstanding immediately after giving effect to such conversion. Interest on the Notes is payable on March 31 and September 30 of each year, beginning on September 30, 2005.

        The Notes are redeemable, in whole or in part, for cash at the Company's option beginning on April 1, 2008 at a redemption price equal to the principal amount of the Notes being redeemed plus accrued but unpaid interest, if any, up to but excluding the redemption date; provided, however, that the Company may only exercise such redemption right if its common stock has exceeded 175% of the conversion price of the Notes for at least 20 trading days in the 30 consecutive trading days ending on the trading day prior to the date upon which the Company delivers the notice of redemption. Upon redemption, the Company will be required to make a payment equal to the net present value of the remaining scheduled interest payments through April 1, 2010.

        Upon the occurrence of a "fundamental change," as defined in the Indenture, the holders of the Notes will have:

  •
  the option to receive, if and only to the extent the holders convert their Notes into its common stock, a make-whole premium of additional shares of common stock equal to the approximate lost option time value, if any, plus accrued but unpaid interest, if any, up to but excluding the conversion date; or

  •
  the right to require the Company to purchase for cash any or all of its Notes at a repurchase price equal to the principal amount of the Notes being repurchased plus accrued but unpaid interest, if any, up to but excluding the repurchase date.

        The conversion rate of the Notes will be subject to adjustment upon the occurrence of certain events, including the following:

  •
  the Company declares certain dividends or distributions;

  •
  the Company effects a stock split or combination;

  •
  the Company offers certain rights or warrants to all or substantially all its stockholders;

  •
  the Company purchases shares of its common stock pursuant to a tender or exchange offer under certain circumstances.

        Upon the occurrence of an "event of default," as defined in the Indenture, the holders of at least 25% in aggregate principal amount of the Notes or the trustee for the Notes under the Indenture shall have the right to cause the principal amount of the Notes to become due and payable immediately (except in certain events of bankruptcy, insolvency or the Company's reorganization, in which case the principal amount of the Notes shall automatically become due and payable immediately).

        On a change in control in which less then 90% of the consideration consists of shares of capital stock or American Depository Shares that are (A) listed on, or immediately after the transaction or event will be listed on, the New York Stock Exchange or the American Stock Exchange, or (B) approved, or immediately after the transaction will be approved, for quotation on the Nasdaq National Market or the Nasdaq SmallCap Market and as result of such transaction or transactions the Notes become convertible into or exchangeable or exercisable for such publicly traded securities, the holders of the Notes will be entitled to additional consideration (the "Make-Whole Premium") equal to the principal amount of the note to be converted divided by $1,000 and multiplied by the applicable number of shares of common stock ranging from 1.37 shares to 44.90 shares depending on the stock price on the effective date of the change of control and the effective date.

        Total cash proceeds from these issuances of the Notes aggregated $66.3 million, net of issuance costs of $3.7 million. The issuance costs are being amortized over the term of the Notes to April 1, 2010.

NOTE 7—SHORT TERM BANK BORROWINGS:

        In April 2004, the Company entered into a credit agreement with Wells Fargo Bank which enabled the Company to borrow up to $40.0 million under a revolving line of credit note. All advances under this revolving line of credit note were secured by the Company's accounts receivable and other rights to payment, general intangibles, inventory, equipment and proceeds of the foregoing. The Company used the proceeds from this loan to fund working capital requirements. On February 28, 2005, the Company entered into a three-year asset based revolving credit facility arranged and agented by Wells Fargo Foothill with a maximum loan commitment of $80.0 million which replaced the previous facility. The actual amount available for borrowing depends upon the value of the Company's North American accounts receivable base. At December 31, 2005 the amount available to us under this facility was $54.7 million of which the Company borrowed $54.7 million. This facility was fully repaid subsequent to December 31, 2005. Borrowings under this facility bear interest at the Company's choice of one of two floating rates: either an annual rate equal to LIBOR plus 1.75 to 2.25 percentage points, depending on availability under the facility and the amount of its unrestricted cash, or an annual rate equal to the bank's prime rate plus 0.25 to 0.75 percentage points, depending on availability under the facility and the amount of its unrestricted cash. At December 31, 2005, the annual interest rate for borrowings under the facility was 7.5 percent determined using the bank's prime rate.

        The asset based credit facility with Wells Fargo Foothill is secured by substantially all of the Company's property and assets (other than leased real property), including, but not limited to, inventories, accounts receivable, equipment, chattel paper, documents, instruments, deposit accounts, cash and cash equivalents, investment property, commercial tort claims and all proceeds and products thereof. The Company did not, however, grant a security interest in its intellectual property rights, including, but not limited to, copyrights, trademarks, patents and related rights, although the Company did grant a negative pledge on all such intellectual property rights. In addition, the Company pledged 65% of the common stock of each of its foreign subsidiaries as collateral to secure the asset-based facility.

        Pursuant to the credit agreement with Wells Fargo Foothill, the Company must comply with certain affirmative and negative covenants. The affirmative covenants include a restriction on capital expenditures of up to $3.5 million in any fiscal year and a requirement that the company reports losses before interest, tax, depreciation and amortization, commonly referred to as "EBITDA," of not more than a loss of $22.5 million for the six months ended June 30, 2005, a loss of $18.2 million for the nine months ended September 30, 2005, a loss of $4 million for the year ended December 31, 2005 and a loss of not more than the loss in the immediately preceding period for any trailing twelve month period thereafter. However, as of December 31, 2005, the Company was not subject to the foregoing affirmative covenants because its qualified cash under the agreement was in excess of $40 million, the Company had raised capital in excess of $50 million since entering into the credit facility, and there were no uncured known defaults under the agreement. The Company was, however, in default of one of the financial reporting affirmative covenants. Subsequent to December 31, 2005, the Company provided the required financial reporting information and Wells Fargo Foothill has waived the default. The negative covenants with which the Company must comply include, among others: limitations on indebtedness; liens; distribution or disposal of assets; changes in the nature of its business; investments; mergers or consolidations with or into third parties; restriction on payment of dividends; transactions with affiliates; and modifications to material agreements in a manner materially adverse to the lender.

        Upon the occurrence of an event of default, the Company's obligations under the credit facility may become immediately due and payable. Events of default include, among others, the Company's failure to pay its obligations under the credit facility when due; the Company's failure to perform any covenant set forth in the credit agreement; the attachment or seizure of a material portion of its assets; an insolvency proceeding is commenced by or against the Company; the Company is restrained from conducting any material part of its business; any judgment in excess of $250,000 is filed against the

Company and not released, discharged, bonded against or stayed pending an appeal within 30 days; breach of any material warranty in the credit agreement; breach or termination of a material contract; or the acceleration of, or default in connection with, any indebtedness involving an aggregate amount of $250,000 or more.

NOTE 8—HEDGING:

        The Company has foreign subsidiaries that operate and sell its products in various global markets. As a result, the Company is exposed to risks associated with changes in foreign currency exchange rates between the functional currencies of its subsidiaries and other currencies. At any point in time, the Company might use various hedging instruments, primarily forward contracts, to mitigate the exposures associated with fluctuations in foreign currency exchange rates. The Company does not enter into derivative financial instruments for speculative or trading purposes.

        The Company records its hedges of foreign currency denominated assets and liabilities at fair value, with the related gains or losses recorded in foreign exchange gain (loss) in the Consolidated Statements of Operations. The foreign exchange gains and losses on these contracts were substantially offset by transaction losses and gains on the underlying balances being hedged. In addition, at December 31, 2005, the Company had foreign currency denominated assets and liabilities that were not hedged. Net foreign exchange losses for years ended December 31, 2003, 2004 and 2005 were approximately $0.7 million, $1.1 million and $0.3 million, respectively. As of December 31, 2004 and December 31, 2005, the Company held forward contracts for yen and pound sterling with aggregate notional values of $59.5 million and $40.1 million, respectively.

NOTE 9—INCOME TAXES:

        The components of income (loss) before income taxes for the years ended December 31, 2003 through December 31, 2005 are as follows (in thousands):

	Year ended December 31,
	2003	2004	2005
United States	$42,323	$(76,817)	$(24,822)
Foreign	1,775	2,640	(5,893)

Income (loss) before income taxes	$44,098	$(74,177)	$(30,715)

        Income tax expense for 2005 relates primarily to foreign withholding taxes of $3.8 million related to license and royalty payments received and foreign withholding taxes of $1.8 million on a payment received from a supplier. Income tax expense for 2004 includes $0.3 million related to federal and state income taxes and $1.1 million in foreign income taxes (including $0.2 million related to income derived from foreign license revenue). Income tax expense for 2003 includes $2.5 million related to state income taxes, which resulted primarily from the State of California's decision during the third quarter of 2002 to retroactively suspend the state income tax net operating loss deduction for a two-year period, $1.0 million in foreign income taxes and $0.7 million in federal alternative minimum taxes.

        The tax effects of temporary differences, including amounts related to stock options, that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	As of December 31,
	2004	2005
Deferred tax assets, net of deferred tax liabilities:
Net operating loss carryforwards	$57,413	$61,724
Depreciation and amortization	753	901
Research credit carryforwards	2,818	3,445
Stock compensation	471	451
Deferred license revenue and product margin	7,490	10,607
Reserves and accruals	11,878	19,168

	80,823	96,296
Less: valuation allowance	(80,823)	(96,296)

	$—	$—

        The Company has established a 100% valuation allowance since currently it is more likely than not that no benefit will be realized for its deferred tax assets. The valuation allowance increased by $31.5 million in 2004 and $15.5 million in 2005. At December 31, 2005, the valuation allowance includes approximately $21.2 million, which is attributable to stock option plans, the benefit from which will be credited to additional paid in capital when recognized.

        Total income tax expense differs from the expected tax expense as a result of the following:

	December 31,
	2003	2004	2005
Federal statutory tax rate	35.0%	(35.0)%	(35.0)%
State tax expense, net of federal benefit	3.8%	0.1%	0.0%
Foreign tax	2.3%	2.2%	17.9%
Net operating losses and other deductions not benefited	(33.1)%	34.5%	35.0%
Federal alternative minimum tax	1.5%	0.0%	0.0%

	9.5%	1.8%	17.9%

        At December 31, 2005, for federal, state and foreign income tax reporting purposes the Company had net operating loss carry forwards of approximately $160.0 million, $104.0 million, and $2.0 million, respectively, available to offset future taxable income. At December 31, 2005, the Company had federal research credits and state research credits of approximately $2.5 million and $1.4 million, respectively, available to offset future taxes. The federal operating loss and research credit carry forwards will begin to expire in 2011 if not utilized. The state operating loss carry forwards will begin to expire in 2006, if not utilized. The state research credits have no expiration date. The foreign operating loss carry forward will begin to expire in 2010, if not utilized.

        The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, as defined in the Tax Reform Act, utilization of the carry forwards could be restricted.

NOTE 10—STOCKHOLDERS' EQUITY:

Preferred Stock

        The Company is authorized to issue 10 million shares of preferred stock. As of December 31, 2005 there was no preferred stock issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, and the number of shares constituting any series and the designation of such series, without any further vote or action by the stockholders.

Common Stock

Warrants

        The following warrants to purchase common stock were outstanding at December 31, 2004 (in thousands, except per share amounts):

Date Issued	Exercise Price	Number of Shares (Common Stock Equivalents)	Black-Scholes Value Per Share	Reason	Number of Shares Outstanding at December 31, 2003 and 2004
May-July 2000	$3.09	644	$4.712	Bridge financing	24
June-Sept. 2000	$8.00	345	$6.470	Bridge financing	17

					41

        All unexercised outstanding warrants expired on May 31, 2005.

        During the year ended December 31, 2003, warrants for the purchase of 1,093,580 shares at prices ranging from $1.00 to $8.00 per share (weighted average—$4.08) of common stock were exercised on a net basis resulting in the issuance of 768,686 shares of common stock. The fair value of the shares retired to effect the net purchases ranged from $5.44 to $21.10 per share (weighted average—$13.74) of common stock. No warrants were exercised in 2004. During the year ended December 31, 2005, warrants for the purchase of 24,271 shares at $3.09 per share of common stock were exercised on a net basis resulting in the issuance of 9,478 shares of common stock. The fair value of the shares retired to effect the net purchases was $5.07 per share of common stock.

NOTE 11—STOCK OPTION PLANS:

The 1996 Stock Option/Stock Issuance Plan

        The Company's1996 Stock Option/Stock Issuance Plan is divided into three separate equity programs: the option grant program, the stock issuance program and the stock bonus program. Under the Plan, the exercise price per share of the stock options granted to employees, members of its Board of Directors or consultants may not be less than 85% (110% for a 10% stockholder) of the fair market value on the option grant date. Incentive options may only be granted to employees and the exercise price per share could not be less than 100% of the fair market value per share of its common stock on the option grant date.

        Each option is exercisable as determined by the Board of Directors for all of the option shares and has a maximum term of ten years from the date of the grant. The Company has the right to repurchase, at the time of cessation of employment, at the exercise price paid per share any unvested shares, as established by its Board of Directors. As of December 31, 2005, the Company had reserved 690,467 shares for options remaining outstanding under the Plan, all of which were fully vested.

The 2000 Equity Incentive Plan

        On January 21, 2000, the Company's Board of Directors adopted the 2000 Equity Incentive Plan subject to stockholder approval. The 2000 Equity Incentive Plan became effective on the date of the

Company's initial public offering and was amended in April 2004. The Plan is the successor to its 1996 Stock Option/Stock Issuance Plan. The 2000 Equity Incentive Plan authorizes the award of options, restricted stock awards and stock bonuses.

        The exercise price of incentive stock options must be at least equal to the fair market value of the Company's common stock on the date of grant. The exercise price of incentive stock options granted to 10% or greater stockholders must be at least equal to 110% of the fair market value of its common stock on the date of grant. The exercise price of nonqualified stock options must be at least equal to 85% of the fair market value of its common stock on the date of grant.

        The Company initially reserved 8,000,000 shares of common stock for issuance under the 2000 Equity Incentive Plan. The number of shares reserved for issuance under this plan was increased to include shares of its common stock reserved under the 1996 Stock Option/Stock Issuance Plan that were not issued or subject to outstanding grants on the date of its initial public offering.

        The number of shares reserved for issuance under this plan is further increased to include:

  •
  any shares of common stock issued under the 1996 Stock Option/Stock Issuance Plan that are repurchased by the Company at the original purchase price;

  •
  any shares of common stock issuable upon exercise of options granted under the 1996 Stock Option/Stock Issuance Plan that expired or became unexercisable without having been exercised in full.

        In addition, under the terms of the 2000 Equity Incentive Plan, the number of shares of common stock reserved for issuance under the plan increase automatically on January 1 of each year by an amount equal to 5% of the total outstanding shares of common stock as of the immediately preceding December 31. The Board of Directors or its Compensation Committee may reduce the amount of the increase in any particular year. The 2000 Equity Incentive Plan will terminate on January 20, 2010, unless the Board of Directors terminates it earlier.

        Stock option activity under the 1996 Stock Option/Stock Issuance Plan and the 2000 Equity Incentive Plan for the period from January 1, 2003 to December 31, 2005 is summarized below (in thousands, except per share amounts):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balances, January 1, 2003	1,278	16,660	$0.08-8.00	$2.416
Additional shares reserved	3,318	—
Options granted	(5,250)	5,250	3.45-23.65	10.591
Options exercised	—	(4,463)	0.08-8.00	2.187
Options canceled	748	(748)	0.92-8.00	1.961

Balances, December 31, 2003	94	16,699	0.08-23.65	5.070
Additional shares reserved	3,902	—
Options granted	(4,150)	4,150	5.13-18.20	9.773
Options exercised	—	(960)	0.20-11.20	1.984
Options canceled	325	(325)	0.92-20.30	9.322

Balances, December 31, 2004	171	19,564	0.08-23.65	6.149
Additional shares reserved	3,962	—
Options granted	(2,493)	2,493	2.68-8.48	5.734
Options exercised	—	(1,193)	0.08-8.00	1.521
Options canceled	1,106	(1,106)	0.92-20.30	10.095

Balances, December 31, 2005	2,745	19,759	$0.20-23.65	$6.155

The 2000 Employee Stock Purchase Plan

        On January 21, 2000, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan, which became effective on the first business day on which price quotations for its common stock were available on the Nasdaq National Market. The employee stock purchase plan is designed to enable eligible employees to purchase shares of its common stock at 85% of the lesser of the fair market value of such shares at the beginning of an offering period or the end of each six-month segment within such an offering period. The Company initially reserved 1,000,000 shares under this plan for grants to employees. In addition, under the terms of the 2000 Employee Stock Purchase Plan, the number of shares of its common stock reserved for issuance under the plan increase automatically on January 1 of each year by an amount equal to 1% of its total outstanding shares of common stock as of the immediately preceding December 31.

        Activity under the 2000 Employee Stock Purchase Plan for the period from January 1, 2003 to December 31, 2005 is summarized below (in thousands, except per share amounts):

	Shares Reserved	Purchase Price	Weighted Average Purchase Price
Balance, January 1, 2003	1,466
Additional shares reserved	663
Shares purchased	(695)	$0.94-$4.11	$1.12

Balance, December 31, 2003	1,434
Additional shares reserved	780
Shares purchased	(236)	$1.98-$11.31	$5.08

Balance, December 31, 2004	1,978
Additional shares reserved	793
Shares purchased	(564)	$3.24-$3.26	$3.25

Balance, December 31, 2005	2,207

        The following table summarizes information about stock options outstanding at December 31, 2005 (shares in thousands):

Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable Not Subject to Repurchase	Weighted Average Exercise Price
$ 0.20-$ 2.00	3,740	5.31	$1.01	3,740	$1.01
$ 2.50-$ 2.69	3,065	6.59	$2.69	2,443	$2.68
$ 2.76-$ 5.50	2,724	6.43	$4.95	2,019	$4.96
$ 5.51-$ 9.56	5,698	8.42	$7.50	2,963	$8.40
$ 9.68-$11.20	3,925	7.54	$11.16	3,762	$11.18
$12.76-$23.65	607	8.01	$15.89	556	$15.83

	19,759			15,483

NOTE 12—BENEFIT PLANS:

        For its United States employees, the Company has a 401(k) savings plan. Company matching under the plan is at the Company's discretion. As of December 31, 2005, the Company had not made any matching contributions or discretionary contributions under the plan.

        Lexar Media, Ltd., the Company's U.K. subsidiary, has a defined contribution shareholder pension plan available to its employees pursuant to statutory requirement. Under this pension plan, both employees and Lexar Media, Ltd. may make contributions into the pension plan. To date, contributions by Lexar Media, Ltd. into the pension plan have been insignificant.

        Lexar Hong Kong Ltd., the Company's Hong Kong subsidiary has a retirement savings plan for its employees as mandated by statutory requirement. Under this plan, both employees and Lexar Hong Kong Ltd. must each make contributions of 5% of each employee's income into the plan. To date, contributions by Lexar Hong Kong Ltd. have been insignificant.

NOTE 13—COMMITMENTS:

        The Company leases its Fremont, California, Boca Raton, Florida, U.K., Japanese, Singapore, Shanghai, and Hong Kong facilities under operating lease agreements expiring on various dates through December 28, 2014. Rent expense was $0.8 million, $0.8 million, and $1.3 million for the years ended December 31, 2003, 2004, and 2005, respectively. The Company has options to renew its leases for its Fremont, Hong Kong and Japanese facilities for an additional five years, three years and two years, respectively. Sublease income was approximately $0.1 million for the year ended December 31, 2003. There was no sublease income for the year ended December 31, 2004 and December 31, 2005.

        Minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

Years Ending December 31,	Minimum lease payments
2006	$1,413
2007	1,338
2008	1,109
2009	554
2010	290
Thereafter	1,087
Total minimum lease payments	$5,791

        The Company purchases the majority of its flash memory from Samsung pursuant to a supply agreement that has been extended through March 24, 2011. Samsung has guaranteed a certain allocation of its flash memory production capacity to the Company. Under the supply agreement, purchases are priced based on an agreed upon methodology and Samsung provides the Company with intellectual property indemnification for the products the Company purchases from Samsung. Either party can terminate the supply agreement in the event of the other party's breach of the agreement or bankruptcy. The Company is not obligated to purchase minimum volumes of flash memory from Samsung.

        The Company also has a supply agreement with UMC under which the Company purchases semiconductor wafers used by the Company in the manufacture of controllers. The purchase commitment for such wafers is generally restricted to a forecasted time horizon based on a rolling forecast of our anticipated purchase orders. This agreement expires on December 31, 2006 unless the agreement is extended. If the Company does not extend the agreement, the Company intends to continue to purchase wafers from UMC on a purchase order basis. We have also entered into a supply agreement with SMI, whereby SMI supplies us with controllers for certain of our digital media products. We are obligated to provide rolling forecasts to SMI and SMI has agreed to maintain a buffer stock to meet our needs. SMI also provides us with standard warranty and indemnity protections. This agreement runs through September 2007 and may be terminated by either party in the event of the other party's bankruptcy or breach of the agreement.

        The Company depends on third party subcontractors for assembly and testing of its digital media products. The Company does not have long-term agreements with these subcontractors. Instead, the Company procures services from these subcontractors on a per-order basis. These third party subcontractors typically purchase certain components to be used in the manufacture and assembly of its digital media products. If the Company was to not use these components, these subcontractors may claim that the cost of these products is the Company's responsibility.

        The Company enters into partnerships programs with companies for branded products. As part of these programs, the Company may have royalty programs based on sales, with targets in the agreements. If these targets are not met, the recourse may be termination of these programs, depending on the terms of the contract. The Company has entered into an exclusive multi-year agreement with Kodak under which the Company will manufacture and distribute a full range of branded memory cards. The management of the Kodak business could adversely affect the Company's revenues and gross margins if the Company is, among other things, unable to:

  •
  properly manage the distribution and use of the brand;

  •
  control the sales and marketing expenses associated with launching the brand in new channels;

  •
  plan for anticipated changes in demand;

  •
  effectively leverage the brand to achieve premium pricing and grow market share;

  •
  maintain the market share position of the Lexar brand; and

  •
  appropriately allocate resources to support a dual branding strategy.

        In the future, a meaningful portion of the Company's revenue may be derived from sales of digital media under the Kodak brand. The Company has a number of obligations that the Company must fulfill under its agreement with Kodak to keep the license exclusive and to keep it in effect. These obligations include compliance with Kodak guidelines and trademark usage, customer satisfaction, and the requirement that the Company meets market share goals and target minimum royalty payments. As of December 31, 2005, the Company has not met these targets. As a result, Kodak may in the future have the right to make the Company's license non-exclusive or to terminate the Company's license in its entirety. If the Company was to lose the rights to sell products under the Kodak brand, its financial results could be significantly negatively impacted.

NOTE 14—CONTINGENCIES:

Indemnifications

        The Company is a party to a variety of agreements pursuant to which the Company may be obligated to indemnify the other party with respect to certain matters. Typically these obligations arise in connection with sales contracts and license agreements under which the Company customarily agrees to hold the other party harmless against any losses incurred as a result of a claim by any third party with respect to its products. The Company also typically agrees to pay any costs incurred in defense of any such claim. The terms of the indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits and exceptions to its potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that the Company might be required to make as a result of these agreements. To date, the amounts required to defend indemnification claims have been insignificant. Accordingly, the Company did not accrue any amounts for these indemnification obligations.

        The Company has agreements whereby its directors and officers are indemnified for certain events or occurrences while the officer or director is serving at its request in such capacity. The maximum amount of future payment the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors' and officers' insurance policy that reduces its exposure and enables us to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company did not record any liabilities for these agreements.

Litigation with Toshiba

        The Company is involved in three separate lawsuits with Toshiba as follows:

  Lexar Media, Inc. v. Toshiba Corporation, Toshiba America, Inc. and Toshiba America Electronics Corporation

        On November 4, 2002, the Company filed a lawsuit in Santa Clara County Superior Court against Toshiba Corporation, Toshiba America, Inc. and Toshiba America Electronics Corporation ("TAEC") alleging theft of trade secrets and breach of fiduciary duty. The Company later filed an amended complaint to add violation of California Business and Professions Code Section 17200 and to drop without prejudice claims against Toshiba America, Inc. The basis of the Company's allegations were that since the Company's inception in 1996, and including the period from 1997 through 1999 when Toshiba was represented on its Board of Directors, Toshiba had access to and was presented with details of its strategy as well as its methods of achieving high performance flash devices that Toshiba has now incorporated into its flash chips and flash systems.

        Trial began on February 7, 2005, and after a six-week trial, on March 23, 2005 the jury found that Toshiba Corporation and TAEC misappropriated the Company's trade secrets and breached their fiduciary duty to the Company. The jury awarded the Company $255.4 million in damages for Toshiba's misappropriation of trade secrets. The jury also awarded the Company $58.7 million in damages for Toshiba's breach of fiduciary duty, $58.7 million in damages for TAEC's breach of fiduciary duty and $8.2 million in prejudgment interest for breach of fiduciary duty. The jury also found Toshiba and TAEC's breach of fiduciary duty was oppressive, fraudulent or malicious which supported an award of punitive damages. On March 25, 2005, the jury awarded an additional $84.0 million in punitive damages. The total of these awarded damages is over $465.0 million.

        On October 5, 2005, the Superior Court of the State of California entered a Statement of Decision in which it found that Toshiba engaged in unfair or unlawful competition, thereby violating California Business and Professions Code Section 17200. However, the Court declined the Company's request to enter an injunction against Toshiba flash memory products that incorporate its trade secrets and further declined to order any additional monetary relief.

        On December 2, 2005, the Court issued an order granting defendants' motion for a new trial on the economic and monetary awards for misappropriation of trade secrets and breach of fiduciary duty. The Court denied defendants' motion for a new trial on all other grounds and also denied the motion for judgment notwithstanding the verdict. The effect of the Court's order is that the jury's damage award of approximately $465 million has been set aside and interest will not accrue on this amount.

        Both defendants and the Company have appealed the Court's December 2, 2005 order. Defendants have appealed from those portions of the order that denies them a new trial on liability and denies their motion for judgment notwithstanding the verdict. The Company has appealed from that portion of the order that grants defendants a new trial on damages. Defendants have also protectively cross-appealed from the judgment, meaning that should the order granting a new trial on damages be set aside, the Court of Appeals would need to address aspects of the judgment that defendants challenge in that context. In all events, because of the parties' cross appeals from the new trial order, the Court of Appeals will address both damages and liability issues presented by the jury's verdict.

        If the briefing goes as expected, the Company expects that the Court of Appeals will hold argument on the appeals in the third or fourth quarter of 2007. There are a number of possible dispositions of the appeal, including an across-the-board affirmance of the order granting a new damages trial and denying defendants' motion for judgment notwithstanding the verdict. If this occurs, and if the Supreme Court does not grant review of the Court of Appeal's decision, the new damages trial would likely take place in the Santa Clara County Superior Court in 2008. If the Supreme Court granted review, however, the appellate proceedings would likely not conclude until 2010, with a new damages trial possible thereafter.

  Toshiba Corporation v. Lexar Media, Inc.; Lexar Media, Inc. v. Toshiba Corporation

        On November 1, 2002, Toshiba Corporation filed a lawsuit seeking declaratory judgment that Toshiba does not infringe the Company's U.S. Patent Nos. 5,479,638; 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,141,249; 6,145,051; 6,172,906; 6,202,138; 6,262,918; 6,374,337; and 6,397,314 or that these patents are invalid. This suit was filed in the United States District Court for the Northern District of California. Toshiba does not seek monetary damages or an injunction in this action. The Company believes that Toshiba's claims are without merit and are contesting this lawsuit vigorously.

        On November 21, 2002, the Company filed an answer and counterclaim in which the Company alleged that Toshiba infringes its U.S. Patent Nos. 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,172,906; 6,202,138; and 6,374,337. The Company sought an injunction and damages against Toshiba.

        On December 20, 2002, Toshiba filed its first amended complaint in which Toshiba dropped its allegations that our patents are unenforceable.

        On February 28, 2003, the Company filed an answer and our first amended counterclaim against Toshiba for infringement of our U.S. Patent Nos. 5,479,638; 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,141,249; 6,145,051; 6,172,906; 6,202,138; 6,262,918; 6,374,337; and 6,397,314. The Company is seeking damages as well as an injunction against Toshiba for its products that the Company alleges infringe our patents, including its flash memory chips, flash cards and digital cameras.

        Claim construction in our litigation against Toshiba was held in August 2004. The Court issued a claim construction ruling on January 24, 2005. The Company believes that the claim construction ruling favorably construes the claims of the Company's patents.

        This case has been coordinated for discovery purposes with the Company's litigation against Pretec Electronics Corporation ("Pretec"), PNY Technologies, Inc. ("PNY"), Memtek Products, Inc. ("Memtek") and C-One. Discovery has now commenced as to all defendants. The Lexar patents at issue in the first phase of the litigation will be Lexar's U.S. Patent Nos. 5,479,638 entitled "Flash Memory Mass Storage Architecture Incorporation Wear Leveling Technique"; 6,145,051 entitled "Moving Sectors Within Block of Information in a Flash Memory Mass Storage Architecture"; 6,397,314 entitled "Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash Memory Device"; 6,202,138 entitled "Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash"; 6,262,918 entitled "Space Management For Managing High Capacity Nonvolatile Memory"; and 6,040,997 entitled "Flash Memory Leveling Architecture Having No External Latch." The parties have now mutually dismissed with prejudice all claims regarding U.S. Patent No. 6,172,906.

        On June 8, 2005, the Court issued a scheduling order that bifurcated discovery and trial issues relating to infringement from those relating to willfulness and damages. The current schedule anticipates that discovery will be completed in the second calendar quarter of 2006. The Court has indicated that it expects to hold a further status conference in the second half of 2006 at which time it will rule on the timing and sequence of trial in the various actions.

        The Company expects that a trial will take place in one of the patent actions in late 2006 or the first half of 2007.

  Toshiba Corporation v. Lexar Media, Inc.

        On January 13, 2003, Toshiba Corporation filed a lawsuit against the Company in the United States District Court for the Northern District of California, alleging that the Company infringes Toshiba's U.S. Patent Nos. 5,546,351; 5,724,300; 5,793,696; 5,946,231; 5,986,933; 6,145,023; 6,292,850; and 6,338,104. On February 7, 2003, Toshiba Corporation filed an amended complaint and now alleges that the Company infringes Toshiba's U.S. Patent Nos. 5,546,351; 5,724,300; 5,793,696; 5,946,231; 5,986,933; 6,094,697; 6,292,850; 6,338,104; and 5,611,067. In this action, Toshiba Corporation seeks injunctive relief and damages. Toshiba's patents appear to primarily relate to flash components that the Company purchases from vendors who provide the Company with indemnification. On March 5, 2003, the Company filed an answer in which it is seeking a judgment that it does not infringe these patents or that they are invalid or unenforceable. The Company believes that Toshiba's claims are without merit and intend to contest this lawsuit vigorously.

        Discovery in this case has commenced. This case has been coordinated with the other patent litigation currently pending. As discussed above, the current schedule anticipates that discovery will be completed in the second calendar quarter of 2006. The Court has indicated that it expects to hold a further status conference in the second half of 2006 at which time it will rule on the timing and sequence of trial in the various actions. The Company expects that a trial will take place in one of the patent actions in late 2006 or the first half of 2007.

        At this time, The Company is unable to reasonably estimate the possible range of loss for this proceeding and, accordingly, has not recorded any associated liabilities in its consolidated financial statements at December 31, 2005.

  Litigation Against Fuji, Memtek and PNY

        On July 11, 2002, the Company filed a lawsuit in the United States District Court for the Eastern District of Texas against Fuji Photo Film USA ("Fuji"), Memtek and PNY for patent infringement. The Company alleged that the defendants infringe its U.S. Patent Nos. 5,479,638; 5,907,856; 5,930,815; 6,034,897; 6,134,151; 6,141,249; 6,145,051; and 6,262,918. The Company sought injunctive relief and damages against all defendants.

        On November 4, 2002, the Company filed an amended complaint against Fuji. In the amended complaint, the Company alleges that Fuji infringes U.S. Patent Nos. 5,479,638; 6,141,249; 6,145,051; 6,262,918; and 6,397,314 through the sale of its flash memory products and digital cameras. The Company is seeking injunctive relief and damages against Fuji, Memtek and PNY are no longer parties to this particular action. On December 9, 2002, Fuji filed an answer in which they sought declaratory relief that they do not infringe the five patents named in the suit as well as the Company's U.S. Patent Nos. 5,907,856; 5,930,815; 6,034,897; and 6,134,151.

        On January 8, 2003, the United States District Court for the Eastern District of Texas ordered this case transferred to the United States District Court for the Northern District of California where it is now pending.

        In a second amended complaint, the Company added counterclaims for infringement on the additional patents for which Fuji has sought declaratory relief, U.S. Patent Nos. 5,907,856; 5,930,815; 6,034,897; and 6,134,151. Discovery in this case has commenced. This case has been coordinated with the other patent litigation currently pending. As discussed above, the current schedule anticipates that discovery will be completed in the second calendar quarter of 2006. The Court has indicated that it expects to hold a further status conference in the second half of 2006 at which time it will rule on the timing and sequence of trial in the various actions.

        The Company expects that a trial will take place in one of the patent actions in late 2006 or the first half of 2007.

        On September 16, 2005, Fuji filed a lawsuit against the Company in the United States District Court for the Southern District of New York, alleging that certain of the Company's flash cards infringe Fuji's U.S. Patent No.'s 5,303,198; 5,386,539; and 5,390,148. In this action, Fuji seeks injunctive relief and damages.

        On February 14, 2006, the Court granted the Company's motion to transfer this case to the United States District Court for the Northern District of California where it is now pending.

        The Company believes that Fuji's claims are without merit and intend to contest this lawsuit vigorously. At this time, the Company is unable to reasonably estimate the possible range of loss for this proceeding and, accordingly, has not recorded any associated liabilities in its consolidated financial statements at December 31, 2005.

  Litigation Against Pretec, PNY, Memtek and C-One

        On December 22, 2000, the Company sued Pretec and PNY for patent infringement. The Company sued Pretec and PNY on the basis of four patents: U.S. Patent Nos. 5,818,781; 5,907,856; 5,930,815; and 6,145,051. The suit is pending in the United States District Court for the Northern District of California. The Company is seeking injunctive relief and damages against all defendants.

        On April 13, 2001, the Company filed an amended complaint in its litigation with Pretec and PNY, naming Memtek as an additional defendant. On June 26, 2001, the Court allowed the Company to file its second amended complaint in our litigation with Pretec and PNY, naming C-One as an additional defendant and adding the Company's U.S. Patent No. 5,479,638 against all of the defendants. In this action the Company alleges that PNY and the other defendants infringe our U.S. Patent Nos. 5,479,638, 5,818,781, 5,907,856, 5,930,815 and 6,145,051. This suit is pending in the United States District Court for the Northern District of California. The Company is seeking injunctive relief and damages against all of the defendants.

        Discovery in this case has commenced. This case has been coordinated with the other patent litigation currently pending. As discussed above, the current schedule anticipates that discovery will be completed in the second calendar quarter of 2006. The Court has indicated that it expects to hold a further status conference in the second half of 2006 at which time it will rule on the timing and sequence of trial in the various actions. The Company expects that a trial will take place in one of the patent actions in late 2006 or the first half of 2007.

  Litigation With Willem Vroegh

        On February 20, 2004, an individual, Willem Vroegh, sued the Company, along with Dane-Elec Memory, Fuji, Eastman Kodak Company, Kingston Technology Company, Inc., Memorex, PNY, SanDisk Corporation, Verbatim Corporation, and Viking InterWorks, alleging that the description of the capacity of the parties' flash memory cards is false and misleading under California Business and Professions Code Sections 17200 and 17500. The plaintiff has also asserted allegations for breach of contract, common law claims of fraud, deceit and misrepresentation; as well as a violation of the Consumers Legal Remedies Act, California Civil Code Sec. 175, all arising out of the same set of facts. Plaintiff seeks restitution, disgorgement, compensatory damages and injunctive relief and attorneys' fees.

        In February 2006, the Company and other defendants entered into a settlement agreement with the plaintiffs, subject to approval by the Superior Court of the City and County of San Francisco, pursuant to which the defendants agreed to: (i) provide class members with either: (A) a cash refund equal to 5% of the purchase price for each flash memory device purchased; or (B) a 10% discount towards the purchase of a new flash memory device; and (ii) make disclosures on future packaging about the useable capacity of the defendants' flash memory devices and (iii) pay up to $2,400,000 in the aggregate in attorneys' fees and expenses to plaintiffs' counsel. As of December 31, 2005, the Company estimated its portion of the attorney's fees and expenses along with its estimate of the cost of the rebate or discount programs to the Company, in connection with the settlement.

  Stockholder Litigation

        In March 2006, following the announcement of the Company's agreement for the Company to be acquired by Micron Technology, Inc. in a stock-for-stock merger, the Company, along with its directors, were named as defendants in several lawsuits purporting to be class actions in the Superior Court for the State of California for the County of Alameda. Those actions are brought allegedly on behalf of a class of plaintiffs who are holders of our stock and assert claims that the defendants engaged in self-dealing and breached their fiduciary duties by agreeing to the merger. One of the suits also names Micron as a defendant. The claims are based on allegations that, among other things, the consideration to be paid to stockholders in the proposed merger is unfair and inadequate. Plaintiffs seek, among other things, a declaration that the defendants have breached their fiduciary duties, injunctive relief (including enjoining the consummation of the transaction or rescinding the transaction if consummated), unspecified compensatory and/or rescissory damages, fees and costs, and other relief.

        At this time, the Company is unable to reasonably estimate the possible range of loss for these stockholder litigation matters and, accordingly, has not recorded any associated liabilities on its consolidated financial statements at December 31, 2005.

NOTE 15—RELATED PARTY TRANSACTIONS:

        During the first quarter of 2004, the Company's Executive Vice President, Engineering and Chief Technology Officer, repaid in cash an aggregate of approximately $0.5 million in outstanding principal and interest due under promissory notes held by the Company related to stock option exercises by such stockholder.

NOTE 16—RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payments", ("SFAS No. 123(R)"). SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123(R) are effective for fiscal years beginning after June 15, 2005. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. In March 2005, the SEC issued Staff Accounting Bulletin No.107, "Share-Based Payments," ("SAB 107"). SAB107 expresses views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. Management is currently evaluating the impact of adopting SFAS No. 123(R). Based on options outstanding which have been granted through December 31, 2005, the Company estimates that additional compensation expense will range from $5.0 million to $7.0 million in 2006 (in addition to the expense recognition of the unamortized December 31, 2005 stock-based compensation balance of $9.4 million) due to the adoption of SFAS No. 123(R). This estimated impact excludes the effect of any new options granted or termination taking place subsequent to December 31, 2005. The overall impact on the Company's consolidated financial statements will be dependent on the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life. Accordingly, actual stock-based compensation expense may differ materially from the Company's current estimates.

        In November 2005, the FASB issued FASB Staff Position ("FSP") Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is required to be applied to reporting periods beginning after December 15, 2005. The Company does not expect the adoption of this FSP in the first quarter of 2006 will have a material impact on its consolidated financial statements.

        In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154's retrospective application requirement replaces APB No 20's ("Accounting Changes") requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. The requirements of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.

        In December 2004, the FASB issued SFAS No. 153 ("SFAS No. 153"), "Exchanges of Nonmonetary Assets—an amendment of Accounting Principles Board Opinion No. 29" ("APB No. 29" or the "Opinion"). The guidance in APB No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that gains or losses on exchanges of nonmonetary assets may be recognized based on the differences in the fair values of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle which allowed the asset received to be recognized at the book value of the asset surrendered. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for "exchanges of nonmonetary assets that do not have commercial substance". A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 should be applied prospectively, and are effective for the Company for nonmonetary asset exchanges occurring from the third quarter of 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in the Company's first quarter of 2005. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

        In March 2005, the FASB issued Interpretation No. 47, "Accounting of Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of the first reporting period ending after December 15, 2005. The adoption of FIN 47 in the fourth quarter of 2005 did not have a material impact on the Company's consolidated financial statements.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4" ("ARB No. 43, Chapter 4"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4 previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company for inventory costs incurred beginning in 2006. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

NOTE 17—SUBSEQUENT EVENTS

        On March 8, 2006, the Company entered into a definitive merger agreement with Micron Technology, Inc. and a wholly owned subsidiary of Micron. The merger agreement provides that, upon the terms and subject to the conditions provided in the merger agreement, Micron's subsidiary will merge with and into the Company, with the Company being the surviving corporation of the merger. As a result of the merger: (i) the Company will become a wholly owned subsidiary of Micron; and (ii) each outstanding share of the Company's common stock will be converted into the right to receive 0.5625 shares of Micron common stock and Micron will assume stock options held by employees of the Company at the closing date with a per share exercise price of $9.00 or lower.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined as a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to the company's management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, concluded that, as a result of the material weaknesses discussed below in "Management's Report on Internal Control Over Financial Reporting," our disclosure controls and procedures were not effective to provide reasonable assurance that the foregoing objectives are achieved.

Management's Report on Internal Control Over Financial Reporting

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

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based upon the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, management determined the following material weaknesses existed in the Company's internal control over financial reporting.

  •
  Revenue recognition:  We did not maintain effective controls to ensure revenue and deferred revenue accounts were accurately recorded in accordance with generally accepted accounting principles. Specifically, we did not maintain effective controls to accurately: (i) account for all price reductions and promotional commitments, including rebate programs offered to customers; (ii) record deferred revenue based on actual sales price and inventory movements; (iii) record revenue and inventory adjustments for returns of product by customers; and (iv) record concessions provided to certain customers as a reduction of revenue from such customers.

  •
  Accounting for Inventory:  We did not maintain effective controls over the existence and valuation of inventory. Specifically, we did not maintain effective controls to: (i) accurately track, confirm and reconcile inventory movements to ensure the timely recognition of cost of product revenues; (ii) ensure the existence of inventory and the appropriate valuation of returned inventory; (iii) identify and accurately adjust inventory excess and slow moving products or components and record necessary write-downs of inventory to lower of cost or market; and (iv) accurately accrue for the obligation to purchase inventory at costs in excess of net realizable value.

        These control deficiencies resulted in audit adjustments to revenues, accounts receivable, cost of product revenues, deferred revenue, sales related accruals, and inventory and inventory valuation reserves and related accruals in our 2005 consolidated financial statements. Additionally, these control deficiencies could result in a misstatement to the aforementioned accounts that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

        Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria in Internal Control-Integrated Framework issued by the COSO.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting.

        During the fourth quarter ended December 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Remediation Initiatives

        We have taken the following steps toward remediation of the material weaknesses identified above:

  •
  Revenue recognition:  We have taken the following remediation actions to ensure revenue and deferred revenue are accurately recorded in accordance with generally accepted accounting principles:

  •
  Instituted controls to review sales related accruals in more detail by customer and incentive program;

  •
  Enhanced information technology systems to automate controls and procedures; and

  •
  Continued to increase training and awareness to sales and marketing representatives on our processes and procedures.

  •
  Accounting for inventory:  We have taken the following remediation actions to improve our internal control over the existence and valuation of inventory:

  •
  Performance of monthly reconciliations of inventory movements and period end inventory on hand to information obtained from our subcontractors and resellers;

  •
  Performance of additional and more frequent inventory observations to validate the existence of inventory recorded in our financial reporting systems;

  •
  Increased management oversight of the analysis and review of inventory valuation reserves; and

    •
    Enhanced information technology systems to automate controls and procedures.

        We believe that these corrective actions, taken as a whole, when fully implemented, will mitigate the control deficiencies identified above. However, we will continue to monitor the effectiveness of these actions and will make any changes that management determines appropriate.

ITEM 9B    OTHER INFORMATION

None.

PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to our executive officers is presented under Item 4A of this report. The other information required by this item relating to our directors will be presented under the caption "Proposal No. 1—Election of Directors" in our definitive proxy statement in connection with our 2006 Annual Meeting of Stockholders. That information is incorporated into this report by reference.

        The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section in our proxy statement that will be entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

        The information concerning our code of ethics is incorporated by reference to the section in our proxy statement that will be entitled "Code of Ethics."

ITEM 11    EXECUTIVE COMPENSATION

        Information required by this item relating to executive compensation will be presented under the caption "Executive Compensation" in our definitive proxy statement in connection with our 2006 Annual Meeting of Stockholders. That information is incorporated into this report by reference.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this item relating to the security ownership of our common stock by our management and other beneficial owners will be presented under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement in connection with our 2006 Annual Meeting of Stockholders. That information is incorporated into this report by reference.

        Information required by this item relating to the securities authorized for issuance under our equity compensation plans will be presented under the caption "Equity Compensation Plans" in our definitive proxy statement in connection with our 2006 Annual Meeting of Stockholders. That information is incorporated into this report by reference.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item relating to certain relationships of our directors, executive officers and 5% stockholders and related transactions will be presented under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement in connection with our 2006 Annual Meeting of Stockholders. That information is incorporated into this report by reference.

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information required by this item relating to the fees charged and services performed by our independent registered public accounting firm will be presented under the caption "Principal Accounting Fees and Services" in our definitive proxy statement in connection with our 2006 Annual Meeting of Stockholders. That information is incorporated into this report by reference.

PART IV

ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:

1.
Financial Statements—See Index to Consolidated Financial Statements in Part II, Item 8.

2.
Financial Statement Schedule—See Index to Financial Statement Schedule in Part II, Item 8.

3.
Exhibits

		Incorporated by Reference
Exhibit No. Filed Herewith	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed
3.1	Second Amended and Restated Certificate of Incorporation	S-1	333-30556	July 31, 2000	3.3
3.2	Restated Bylaws	S-1	333-30556	February 16, 2000	3.5
4.1	Specimen Common Stock Certificate	S-1	333-30556	August 2, 2000	4.1
10.1	Form of Indemnity Agreement entered into between the Registrant and all of its executive officers and directors*	S-1	333-30556	February 16, 2000	10.1
10.2	1996 Stock Option/Stock Issuance Plan*	S-1	333-30556	February 16, 2000	10.2
10.3	Amended and Restated 2000 Employee Stock Purchase Plan*	10-Q	333-30556	August 9, 2004	10.2
10.4	Offer letter for Petro Estakhri dated September 16, 1996*	S-1	333-30556	March 28, 2000	10.9
10.5	Employment Agreement with Petro Estakhri dated September 19, 1996, as amended*	S-1	333-30556	March 28, 2000	10.10
10.6	Offer letter for Eric B. Stang dated October 20, 1999*	S-1	333-30556	March 28, 2000	10.11
10.7	Lexar Technology License Agreement between the Registrant and SONY Corporation dated March 21, 2000+	S-1	333-30556	August 14, 2000	10.18
10.8	SONY Technology License Agreement between the Registrant and SONY Corporation dated March 21, 2000+	S-1	333-30556	August 14, 2000	10.19
10.9	Employment Memorandum of Understanding Among the Registrant, Mahmud (Mike) Assar and Petro Estakhri dated August 20, 1997*	S-1	333-30556	March 28, 2000	10.21
10.10	Letter Agreement Regarding Employment between the Registrant and Eric B. Stang dated March 24, 2000*	S-1	333-30556	July 7, 2000	10.24

10.11	Offer letter for Eric S. Whitaker dated December 17, 1999*	S-1	333-30556	July 7, 2000	10.28
10.12	Purchase and Supply Agreement, dated as of March 29, 2001, between the Registrant and Samsung Electronics Co., Ltd.+	10-Q		May 15, 2001	10.2
10.13	Retention Agreement, dated October 22, 2001, by and between the Registrant and Petro Estakhri*	10-K		April 1, 2002	10.30
10.14	Retention Agreement, dated October 22, 2001, by and between the Registrant and Eric Stang*	10-K		April 1, 2002	10.31
10.15	Retention Agreement, dated October 22, 2001, by and between the Registrant and Eric S. Whitaker*	10-K		April 1, 2002	10.33
10.16	Patent License Agreement, dated as of March 23, 2002, by and between the Registrant and Samsung Electronics Co., Ltd. +	10-Q		May 15, 2002	10.2
10.17	Foundry Capacity Agreement dated August 12, 2003 by and between Lexar Media, Inc. and UMC Group (USA)++	10-Q		November 14, 2003	10.1
10.18	Lease between Registrant and Renco Equities IV dated March 16, 2004	10-Q		May 7, 2004	10.1
10.19	Form of Executive Stock Option Agreement*	10-Q		November 9, 2004	10.2
10.20	Form of Director Stock Option Agreement*	10-Q		November 9, 2004	10.3
10.21	Form of Stock Option Agreement for United Kingdom Employees*	10-Q		November 9, 2004	10.4
10.22	Form of Non-Employee Stock Option Agreement*	10-Q		November 9, 2004	10.5
10.23	Credit Agreement, dated as of February 28, 2005, by and between the Registrant and Wells Fargo Foothill, Inc.	8-K		March 30, 2005	9.3
10.24	First Amendment to Credit Agreement and Security Agreement, dated as of March 9, 2005, by and between the Registrant and Wells Fargo Foothill, Inc.	8-K		March 30, 2005	9.4

10.25	Second Amendment to Credit Agreement, dated as of March 29, 2005, by and between the Registrant and Wells Fargo Foothill, Inc.	8-K	March 30, 2005	9.5
10.26	Indenture, dated as of March 30, 2005, by and between the Registrant and U.S. Bank National Association.	8-K	March 31, 2005	99.1
10.27	Registration Rights Agreement, dated as of March 30, 2005, by and among the Registrant and certain investors.	8-K	March 31, 2005	99.2
10.28	Form of Global Note	8-K	March 31, 2005	99.3
10.29	Amendment No. 1 to Foundry Capacity Agreement dated December 28, 2004 by and between Lexar Media, Inc. and UMC Group (USA).++	10-K	March 31, 2005	10.35
10.30	License and Strategic Alliance Agreement with Samsung Electronics Co., Ltd. dated October 25, 2005++	10-Q	November 9, 2005	10.1
10.31	Offer Letter for Mark Adams dated December 14, 2005*	8-K	January 4, 2006	99.01
10.32	Offer Letter for Michael P. Scarpelli dated December 22, 2005*	8-K	January 17, 2006	99.01
10.33	Amendment to Offer Letter for Brian T. McGee dated January 16, 2006*	8-K	January 17, 2006	99.03
10.34	Amendment to Retention Agreement by and between the Registrant and Eric S. Whitaker dated January 17, 2006*	8-K	January 17, 2006	99.04
10.35	Agreement and Plan of Merger dated as of March 8, 2006 by and among Micron Technology, Inc., March 2006 Merger Corp. and the Registrant	8-K	March 8, 2006	1.1
10.36	Second Extension of Lexar/UMC Foundry Capacity Agreement dated January 1, 2006 by and between Lexar Media, Inc. and UMC Group (USA).++	X
10.37	2000 Equity Incentive Plan*	X
21.1	Subsidiaries	X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934	X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

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

LEXAR MEDIA, INC.
By:	/s/ MICHAEL P. SCARPELLI Michael P. Scarpelli Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 16, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ ERIC B. STANG Eric B. Stang	President, Chief Executive Officer and Chairman of the Board of Directors	March 16, 2006
Principal Financial Officer and Principal Accounting Officer:
/s/ MICHAEL P. SCARPELLI Michael P. Scarpelli	Executive Vice President and Chief Financial Officer	March 16, 2006
Board of Directors:
/s/ PETRO ESTAKHRI Petro Estakhri	Chief Technology Officer, Executive Vice President, Engineering and Director	March 16, 2006
/s/ WILLIAM T. DODDS William T. Dodds	Director	March 16, 2006
/s/ ROBERT C. HINCKLEY Robert C. Hinckley	Director	March 16, 2006
/s/ BRIAN D. JACOBS Brian D. Jacobs	Director	March 16, 2006
/s/ CHARLES LEVINE Charles Levine	Director	March 16, 2006
/s/ MARY TRIPSAS Mary Tripsas	Director	March 16, 2006

Schedule II

LEXAR MEDIA, INC.

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Valuation and Qualifying Accounts, which are Deducted in
the Balance Sheet from the Assets to Which They Apply

	Balance at beginning of year	Charged to costs and expenses	Transferred from other accounts(1)	Deductions	Balance at end of year
Allowance for doubtful accounts:
Year ended December 31, 2003	$1,298	$364	$—	$656	$1,006
Year ended December 31, 2004	$1,006	$331	$—	$137	$1,200
Year ended December 31, 2005	$1,200	$807	$—	$355	$1,652
Allowance for sales returns and discounts:
Year ended December 31, 2003	$1,401	$17,439	$—	$12,452	$6,388
Year ended December 31, 2004	$6,388	$28,709	$5,504	$25,716	$14,885
Year ended December 31, 2005	$14,885	$39,620	$(2,304)	$36,299	$15,902

(1)
Transfers represent estimated product returns and discounts of $5.5 million and $3.2 million charged to deferred product margin for the years ended December 31, 2004 and December 31, 2005, respectively. Transfers represent estimated product returns of $3.2 million and estimated discounts of $2.3 million charged to deferred product margin.

EXHIBIT INDEX

Exhibit Number	Description
10.36	Second Extension of Lexar/UMC Foundry Capacity Agreement dated January 1, 2006 by and between the Registrant and UMC Group (USA)++
10.37	2000 Equity Incentive Plan*
21.1	Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

++
Indicates that confidential treatment has been requested for portions of this agreement.

*
Indicates a management contract or compensatory plan.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
FORM 10-K For The Year Ended December 31, 2005
TABLE OF CONTENTS
CAUTION REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1 BUSINESS
  ITEM 1A RISK FACTORS
  ITEM 1B UNRESOLVED STAFF COMMENTS
  ITEM 2 PROPERTIES
  ITEM 3 LEGAL PROCEEDINGS
  ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6 SELECTED FINANCIAL DATA
  ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
LEXAR MEDIA, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
LEXAR MEDIA, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
LEXAR MEDIA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, except share and per share amounts)
LEXAR MEDIA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A CONTROLS AND PROCEDURES
  ITEM 9B OTHER INFORMATION
PART III
  ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11 EXECUTIVE COMPENSATION
  ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
  Schedule II
LEXAR MEDIA, INC. VALUATION AND QUALIFYING ACCOUNTS (in thousands) Valuation and Qualifying Accounts, which are Deducted in the Balance Sheet from the Assets to Which They Apply
EXHIBIT INDEX