Form 10-K/A
period 2005-12-31
LEXAR MEDIA INC
filed 2006-04-10
CIK 1058289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/ A or any amendment to this Form 10-K/ A.     ☐
          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
☐ Large accelerated filer ☑ Accelerated filer ☐  Non-accelerated filer
          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
          As of July 1, 2005 the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price for the Registrant’s common stock as quoted by The Nasdaq National Market on that date) was approximately $366 million.
          As of March 29, 2006, there were 82,441,604 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding. This is the only outstanding class of stock of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE: None

LEXAR MEDIA, INC.
Form 10-K/A
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

EXPLANATORY NOTE
      We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2006 (the “Annual Report”) in order to: (1) include information required by Part III of Form 10-K, which we originally expected to be incorporated by reference to our definitive Proxy Statement to be delivered to our stockholders in connection with our 2006 Annual Meeting of Stockholders; (2) correspondingly delete Item 4A that was included in the Annual Report, as that information is now included in Part III of this Amendment No. 1; and (3) make certain changes to Items 1, 1A, 3, 7, 8, 9A and 15 of the Annual Report. This Amendment No. 1 continues to speak as of the date of the original filing of the Annual Report, as we have not updated the disclosures contained in the Annual Report to reflect any events that occurred at a later date.
      The filing of this Amendment No. 1 shall not be deemed an admission that the original filing of the Annual Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.
CAUTION REGARDING FORWARD-LOOKING STATEMENTS
      Some of the statements contained in this Annual Report on Form 10-K/ A constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve substantial risks and uncertainties, including, among other things, statements regarding our proposed acquisition by Micron, our anticipated revenue and costs and expenses and our planned business strategy. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project” or “continue” and variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. The risk factors contained in this report in the section entitled “Risk Factors,” as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements. You should also carefully review the risks described in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q that we will file in 2006.
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

Our digital media products also include our JumpDrive products, which are high-speed, portable USB flash drives for consumer applications that serve a variety of uses, including floppy disk replacement, as well as digital media accessories and a variety of connectivity products that link our media products to PCs and other electronic host devices. In addition, we market and sell controllers and other components to other manufacturers of flash storage media. We also license our technology to certain third parties.
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
      Our principal executive offices are located at 47300 Bayside Parkway, Fremont, California 94538, and our telephone number is 510-413-1200. Our website address is www.lexar.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K/ A. We make available, free of charge, through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Proposed Acquisition By Micron Technology, Inc.
      On March 8, 2006, we entered into a definitive merger agreement with Micron Technology, Inc. and a wholly owned subsidiary of Micron. The merger agreement provides that, upon the terms and subject to the conditions provided in the merger agreement, Micron’s subsidiary will merge with and into Lexar, with Lexar being the surviving corporation of the merger. As a result of the merger: (i) Lexar will become a wholly owned subsidiary of Micron; and (ii) each outstanding share of our common stock will be converted into the right to receive 0.5625 shares of Micron common stock and Micron will assume stock options held by our employees at the closing date with a per share exercise price of $9.00 or lower.
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
      The merger agreement may be terminated under the following conditions: by either Lexar or Micron upon the mutual agreement of the parties; by either Lexar or Micron if the merger is not consummated by December 6, 2006; by either Lexar or Micron if a governmental entity has permanently enjoined, restrained or prohibited the transaction; by either Lexar or Micron if the merger agreement is not adopted by the required vote of our stockholders; by Lexar if we have entered into a definitive binding agreement for an alternative acquisition with respect to a superior offer and paid Micron a termination fee, upon an uncured material breach of Micron’s representations and warranties or covenants or upon a material adverse effect on Micron; or by Micron upon the occurrence of a Triggering Event (as described below), an uncured material breach of our representations and warranties or covenants or upon a material adverse effect on Lexar.
      For purposes of the merger agreement, a “Triggering Event” includes any of the following events: our board of directors shall have failed to recommend that our stockholders vote to adopt the merger agreement, or shall have withdrawn, amended or modified in a manner adverse to Micron its recommendation in favor of the adoption of the merger agreement by our stockholders; we fail to include the recommendation of our board of directors in favor of the adoption of the merger agreement by our stockholders in the proxy statement/ prospectus contained in the registration statement on Form S-4 to be filed with the SEC by Micron; our board of directors fails to reaffirm its recommendation in favor of the adoption of the merger agreement within 10 days after Micron requests a reaffirmation in writing; our board of directors fails to reject or shall have approved or recommended any alternative acquisition proposal; we shall have entered into any letter of intent or contract relating to any alternative acquisition that is a superior proposal consistent with the fiduciary duties of our board of directors after providing Micron with notice thereof and a reasonable opportunity (for five business days after such notice) for Micron to adjust the terms and conditions of the merger agreement to enable us to proceed with the merger with Micron; a tender or exchange offer relating to our securities shall have been commenced and we shall not have sent to our security holders, within 10 business days, a statement disclosing that we recommend rejection of the tender or exchange offer; or we shall have breached any of the covenants relating to non-solicitation of acquisition proposals or related matters or willfully and materially breached any of the covenants with respect to alternative acquisition proposals; or our board of directors resolves to do any of the foregoing.
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
      We and Micron have entered into a patent cross-license agreement. Under the patent cross-license agreement, among other things, each party granted to the other party and its subsidiaries a royalty-free, fully-paid, non-exclusive, term license, without the right to sublicense, to all patents and applications owned by the granting party for use in certain defined fields of use — flash memory products, in the case of Lexar, and memory products, image sensors, and imaging devices, but excluding controllers the designs for which were not created by or for Micron, in the case of Micron. In addition, we and Micron each agreed to release the other party for any past infringements of the releasing party’s patents that would have otherwise been within the field of use granted to the released party under the patent cross-license agreement.
      In the event of a change of control of either Lexar or Micron, the patent cross-license agreement will continue to benefit and obligate the party undergoing such change of control or its successor entity; however, the license granted under the agreement by the party not undergoing a change of control will extend only to that part of the business relating to the acquired party prior to such change of control and will automatically become limited to an annual sales revenue of the acquired party’s licensed products sold by the acquired party in the 12 months immediately preceding the change of control.
      The patent cross-license agreement is effective until March 8, 2011 unless earlier terminated as provided in the agreement. Provided that (i) we have neither consummated an alternative acquisition nor entered into a definitive agreement or letter of intent with respect to an alternative acquisition and (ii) Micron has not terminated the merger agreement upon the occurrence of a triggering event as defined in the merger agreement, the cross-license agreement may be terminated on March 8, 2007 by the following parties if the merger agreement is terminated under the following conditions: by either party upon the mutual agreement of the parties; by either party if the merger is not consummated by December 6, 2006; by either party if a governmental entity has permanently enjoined, restrained or prohibited the transaction; by either party if the merger agreement is not adopted by the required vote of our stockholders; by Lexar upon an uncured material breach of Micron’s representations and warranties or an uncured willful breach of Micron’s covenants under the merger agreement, or upon a material adverse effect with respect to Micron; and by Micron upon an uncured material breach of our representations and warranties or an uncured willful breach of our covenants or upon a material adverse effect with respect to Lexar.
      In the event of a change of control of either Lexar, in accordance with the terms of the merger agreement, or Micron, the cross-license agreement will continue, until March 8, 2011, to benefit and obligate the party undergoing the change of control or its successor entity; however, the license granted to the acquired party by the party not undergoing a change in control will extend only to that part of the business relating to the acquired party prior to such change of control and will automatically become limited to an annual sales revenues of the acquired party’s licensed products sold by the acquired party in the 12 months immediately preceding such change of control.
      The foregoing description of the patent cross-license agreement is qualified in its entirety by reference to the full text of the patent cross-license agreement, a copy of which was filed as Annex D to the registration statement on Form S-4 that Micron filed with the SEC on March 28, 2006.
      Unless otherwise indicated, the discussions in this document relate to Lexar as a stand-alone entity and do not reflect the impact of the proposed merger with Micron. Micron filed a registration statement on Form S-4 with the SEC on March 28, 2006 containing a proxy statement/ prospectus that, when final, will detail a meeting of our stockholders to enable our stockholders to vote to adopt the merger agreement and approve the merger. The definitive proxy statement/ prospectus will be sent to all of our stockholders as of the record date for the meeting and will contain important information about us, the merger, risks relating to the merger and related matters. We strongly encourage our stockholders to read this definitive proxy statement/ prospectus when available.
Our Products and Services
      Retail Channel. We offer our digital media products through our retail channel in a variety of speeds and capacities to satisfy the various demands of different users of flash cards. We are one of only two companies to offer all major media formats currently used by digital cameras and other electronic host devices: CompactFlash, Memory Stick, Memory Stick Duo, Memory Stick PRO, Secure Digital, or SD, Card, mini Secure Digital, micro Secure Digital, MultiMediaCard, Reduced-Size MultiMediaCard and the xD Picture Card. Each of these types of flash cards is referred to as a distinct “form factor.” Each form factor generally is of a unique size and has a different set of connections to its intended host device. Over the last few years, the Secure Digital Card has generally increased its market share while CompactFlash has decreased on a relative basis to other form factors. Our digital media is compatible with substantially all digital cameras, and we typically guarantee purchasers of our products that our digital film will work seamlessly with any product that uses the particular form factor. The growth of the use of flash cards in cell phones has begun to create demand for after-market sales and we are seeing opportunities for sales in that market of SD and Memory Stick Duo form factors, as well as new smaller form factors.
      We differentiate our flash card business by customer needs:

•	The Professional line is targeted at the professional photographer and offers a range of high-speed, high-performance products that meet the demanding requirements of this segment. These products have the highest speed-rating in our product line. They are complemented by Professional card readers that offer high-speed downloads for multiple cards simultaneously.

•	The Platinum line is targeted to the photography enthusiast and offers a full range of speed-rated cards that are ideal for fast-action photography and video capture.

•	The “Value” line is targeted to the mass market and includes a full range of non-speed rated cards that are suitable for cameras, PDAs, and other multi-media devices.

•	We offer a version of the Memory Stick Pro Duo specifically targeted to the gaming community.

•	We displayed our solutions for cell phones as a separate mobile line at the Consumer Electronics Show 2006, held in early January 2006.
      In addition to offering flash memory cards in a variety of speeds and capacities, we are also offering more advanced features in some of our flash media card products, such as Write Acceleration, or WA, technology, the ActiveMemorytm System and LockTighttm CompactFlash. Our Write Acceleration technology is designed to provide additional performance advantages when enabled by firmware residing in both the digital camera and CompactFlash card. When a WA-enabled camera detects a WA-enabled card, the two are able to transfer data with less overhead, thereby increasing write speed. WA-enabled cameras include certain models of Kodak Professional, Nikon, Olympus, Pentax, Sanyo and Sigma digital cameras. Our ActiveMemory System is a technology designed to optimize digital photography workflow to enable enhanced productivity in and out of the photo studio. ActiveMemory-enabled Professional CompactFlash cards enable photographers to store user preferences and host device settings in a protected area on the card. Our LockTight technology is a digital image security solution that utilizes 160-bit encryption technology and incorporates an easy-to-use feature for establishing security settings on the memory card and corresponding digital camera. Digital content stored on the memory card can only be accessed via the digital camera with the corresponding encryption key or via a personal computer with a valid username and password. Flash memory cards enabled with our Write Acceleration, ActiveMemory and LockTight technologies are compatible with substantially all digital cameras, even if such cameras are unable to take advantage of these advanced features.
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
      To address the growing market for compact digital data and media storage solutions, we also market our JumpDrive products. We introduced and began generating revenue from our JumpDrive products during 2002, and we now market and sell several different JumpDrive models in a range of sizes, memory capacities, speeds and functionality, to target specific consumer needs. Our JumpDrive products range from models that offer basic storage capabilities like JumpDrive Classic, JumpDrive Expression, and JumpDrive Sport, to products with enhanced performance and functionality. These include:

•	JumpDrive Lightning — our premium JumpDrive product, which offers a 120x (18MB/sec) minimum sustained write speed capability and a 160x (24 MB/sec) minimum sustained read speed capability, password protection, 256-bit AES encryption and file synchronization;

•	JumpDrive Secure — a rugged, portable USB storage device with encrypted password protected security software for PCs and Macs, which is designed to protect data from unauthorized access; and

•	JumpDrive TouchGuard — a USB flash drive with an integrated biometric fingerprint sensor to authenticate a user’s identity and provide easy access to secured files and password protected web sites;
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
      Sales in our OEM channel represented 11.0% of our net revenue in 2003, 7.5% in 2004, and 23.1% in 2005.
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
Customers
      Our customers include retailers, distributors, OEMs and licensees. During 2005, revenues from one customer, Wal-Mart (including Sam’s Club), represented 19.6% of our gross revenues.
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
      We compete with semiconductor companies that manufacture and sell flash memory chips or flash memory cards. These include Hynix, Infineon, Micron, Renesas, Samsung, SanDisk, ST Micro and Toshiba. Micron and Intel have recently formed a joint venture known as IM Flash Technologies, LLC. SanDisk and Toshiba jointly develop and manufacture both low-cost and high-performance flash memory through their Flash Vision joint venture. Because flash memory represents a significant portion of the cost of flash media, SanDisk and other flash manufacturers may have a competitive advantage and may have access to flash memory at prices substantially below the prices that our suppliers charge us. SanDisk has other competitive advantages in that it also collects substantial royalties pursuant to license agreements with Samsung and others. SanDisk also collects royalties on the manufacture and sale of SD Cards. In conjunction with the SanDisk/ Samsung license agreement, SanDisk has announced that Samsung sells flash to SanDisk at very favorable pricing.
      We also face significant competition from manufacturers or card assemblers and resellers that either resell flash cards purchased from others or assemble cards from controllers and flash memory chips purchased from companies such as Renesas, Samsung or Toshiba, into flash cards. These competitors include Crucial Technology, a division of Micron, Dane-Elec, Delkin Devices, Feiya, Fuji, Hagiwara, Hama, Hewlett Packard, Data I/ O, Infineon, Kingston, Kodak, M-Systems, Matsushita, Memorex, Memory Plus, Micron, PNY, PQI, Pretec, Ritek, Samsung, SanDisk, Silicon Storage Technology, SimpleTech, SMART Modular Technologies, Sony, TDK, Transcend, Viking InterWorks and many others.
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
      United Microelectronics Corporation, or UMC, and Silicon Motion, Inc., or SMI, each based in Taiwan, currently manufacture most of our controller chips. Our flash cards are primarily assembled and tested by PC Partner in China; Macrotron and Power Digital Card in Taiwan; Venture Manufacturing Services in Singapore and Indonesia; and Venture Manufacturing, Vitron, Macrotron and PC Partner in the United States. We do not have a long-term agreement with Vitron, Venture Manufacturing or PC Partner and typically obtain services from them on a per order basis. Additionally, our controllers are assembled, tested and packaged primarily by Advanced Semiconductor Engineering in Taiwan and Advanced Interconnection Technologies in Indonesia and in the United States. In August 2003, we entered into a supply agreement with UMC under which we are obligated to provide UMC with a rolling forecast of our anticipated purchase orders. Such forecasts may only be changed by a certain percentage each month. This limits our ability to react to significant fluctuations in demand for our products. The agreement with UMC has been extended through December 31, 2006. We have also entered into a supply agreement with SMI, whereby SMI supplies us with controllers for certain of our digital media products. We are obligated to provide rolling forecasts to SMI and SMI has agreed to maintain a buffer stock to meet our needs. SMI also provides us with standard warranty and indemnity protections. This agreement runs through September 2007 and may be terminated by either party in the event of the other party’s bankruptcy or breach of the agreement.
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
      The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Annual Report on Form 10-K/ A.

Risks Related to Our Business

Failure to complete the merger with Micron could materially and adversely affect our results of operations and our stock price.
      We entered into a definitive merger agreement and patent cross-license with Micron Technology, Inc. on March 8, 2006. Consummation of the merger is subject to customary closing conditions, including antitrust approvals and approval by our stockholders. We cannot assure you that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all. If the merger is not consummated:

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
      During the pendency of the proposed merger with Micron, we are prohibited from soliciting others to acquire Lexar. Further if an unsolicited offer is made for Lexar at a more favorable price, we may only enter into an alternative acquisition transaction without Micron’s prior written approval if our board of directors concludes after consultation with our outside legal counsel and financial advisor that such proposal is reasonably likely to result in a superior offer, we terminate the merger agreement and pay a termination fee of $22 million to Micron. Covenants in the merger agreement also impede our ability to complete other transactions that are not in the ordinary course of business but that could be favorable to our stockholders.
      The merger agreement provides for a fixed exchange ratio for the number of shares of Micron common stock that will be issued for each outstanding share of our common stock in the merger. If the public trading value of shares of Micron common stock declines over the period of time required to satisfy the merger’s closing conditions, the consideration received at the time of the merger may be lower than the public trading value of shares of our common stock when we entered into the merger agreement.

Stockholder securities lawsuits have been filed against us and our directors challenging the merger, and an unfavorable judgment or ruling in these lawsuits could prevent or delay the consummation of the merger and result in substantial costs to us.
      On March 9, 2006, March 10, 2006, March 20, 2006 and March 27, 2006, stockholder class actions were filed in the Superior Court of the State of California for the County of Alameda against Lexar and our directors asserting claims relating to the merger agreement. The complaints allege that, among other things, the defendants engaged in self-dealing and breached their fiduciary duties in connection with the merger agreement, and that the consideration to be received by our stockholders pursuant to the merger agreement is inadequate. Plaintiffs seek, among other things, unspecified monetary damages, attorneys’ fees and certain forms of equitable relief, including enjoining the consummation of the merger, rescinding the merger agreement and imposing a constructive trust. We have obligations under certain circumstances to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation. Such obligations may apply to these lawsuits. An unfavorable outcome in these lawsuits could prevent or delay the consummation of the merger and result in substantial costs to us.

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
      Our competitors and customers impose significant pricing pressures on us. In the first quarter of 2006, our competitors’ prices have declined dramatically. Our prices have fallen faster than our costs, particularly the cost of flash memory, which has resulted in additional margin pressure. In addition, because a large percentage of our sales are to a small number of customers that are primarily retail consumer chains, distributors and large OEMs, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions or to match pricing of our competitors. In the past, we have significantly reduced the prices of many of our flash products from time to time. We reduced prices again in the first quarter of 2006, and we expect we will need to continue to do so to remain competitive. Any reduction in prices by us in response to pricing pressures will hurt our gross margins unless we can reduce our costs and manage our internal and channel inventories to minimize the impact of such price declines.
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
      Our operating results and gross margins have fluctuated in the past and may vary significantly in the future based on a number of factors related to our industry and the markets for our products. We will have little or no control over many of these factors and any of these factors could cause our operating results and gross margins, and consequently the price of our common stock, to fluctuate significantly. These factors include, among others:

•	competitive pricing pressures for the products we sell, including the timing and amount of any reductions in the average selling prices of our products and services;

•	the failure of cost decreases to keep up with price decreases for our products;

•	the timing and amount of expenses related to obsolescence and disposal of excess inventory and the difficulty of forecasting and managing our inventory levels, including inventories on consignment and at contract manufacturers;

•	the amount of price protection, volume incentive rebates, discounts, market development funds, cooperative advertising payments and other concessions and discounts that we may need to provide to some of our customers due to competitive pricing pressures;

•	the mix of business between retail, OEM and licensing;

•	whether we can sell controllers, digital media accessories and other components in the volumes and at the prices we anticipate;

•	fluctuation in demand for our products, including seasonal demand for our products and the volume and timing of potential retail customer and distributor orders;

•	the timely availability of flash memory, particularly flash memory that meets our technological requirements and the availability to us of lower cost multi-level cell, or MLC, flash memory;

•	the decision of our customers to return products or rotate their stock;

•	the inability of suppliers to fully indemnify us should we be subjected to litigation;

•	the availability of sufficient silicon wafer foundry capacity and product components to meet customer demand;

•	the difficulty of forecasting sell-through rates of our products and their impact on inventory levels at our resellers if sell-through data is not timely reported to us, which may result in additional orders being delayed or reduced and inventory being returned;

•	price reductions in key components, such as flash memory, which could result in reduced margins when selling products that include previously purchased components held in inventory;

•	increases in costs charged by our component or card suppliers or the failure of our suppliers to decrease the prices they charge to us when industry prices decline;

•	the timing and amount of orders or cancellations from existing and new customers and penalties imposed by customers for failure to meet their requirements;

•	the commencement of, involvement in or the expansion, appeal or settlement of our litigation;

•	any changes in the trend of declining average selling prices per unit sold of digital storage media;

•	competing flash card standards, which displace the standards used in our products and our customers’ products;

•	shortages of components such as capacitors and printed circuit boards required for the manufacturing of our products;

•	exchange rate fluctuations, particularly the U.S. dollar to British pound and Japanese yen and the British pound to Euro exchange rates;

•	the announcement or introduction of products and technologies by competitors; and

•	potential product quality problems which could raise return or rework costs.
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

An unfavorable outcome or delays with respect to our ongoing litigation could lead to a decline in our stock price and have a negative impact on our ability to increase our licensing revenues.
      In March 2005, a jury found Toshiba Corporation and Toshiba America Electronic Components, Inc. liable to us for breach of fiduciary duty and theft of trade secrets and awarded us over $465 million in damages, including a punitive damage award for conduct by Toshiba that the jury found to be oppressive, fraudulent or malicious.
      On December 2, 2005, the Court issued an order granting defendants’ motion for a new trial on the economic and monetary awards for misappropriation of trade secrets and breach of fiduciary duty. The Court denied defendants’ motion for a new trial on all other grounds and also denied the motion for judgment notwithstanding the verdict. The effect of the Court’s order is that the jury’s damage award of approximately $465 million has been set aside and interest will not accrue on this amount.
      Both defendants and we have appealed the Court’s December 2, 2005 order. Defendants have appealed from those portions of the order that denies them a new trial on liability and denies their motion for judgment notwithstanding the verdict. We have appealed from that portion of the order that grants defendants a new trial on damages. Defendants have also protectively cross-appealed from the judgment, meaning that should the order granting a new trial on damages be set aside, the Court of Appeals would need to address aspects of the judgment that defendants challenge in that context. In all events, because of the parties’ cross appeals from the new trial order, the Court of Appeals will address both damages and liability issues presented by the jury’s verdict.
      If the briefing goes as expected, we expect that the Court of Appeals will hold argument on the appeals in the third or fourth quarter of 2007. There are a number of possible dispositions of the appeal, including an across-the-board affirmance of the order granting a new damages trial and denying defendants’ motion for judgment notwithstanding the verdict. If this occurs, and if the Supreme Court does not grant review of the Court of Appeal’s decision, the new damages trial would likely take place in the Santa Clara County Superior Court in 2008. If the Supreme Court granted review, however, the appellate proceedings would likely not conclude until 2010, with a new damages trial possible thereafter.
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

We have changed our pricing strategy to aggressively match our competitors’ product price declines, which could result in reductions to our revenues, gross margins and market share.
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
      In 2005, our revenues from our OEM channel increased to $196.7 million. Our OEM channel sales consist primarily of kits consisting of our controller with other components, such as flash memory, as well as our controllers sold as a stand-alone product and to original equipment manufacturers and companies that target the flash card market. Our components business grew rapidly in 2005 because of the general industry shortage in flash memory. Our component customers include OEMs and companies that serve retail card markets. This business is opportunistic and generally depends on tight flash supply. We currently expect our controller and other component revenues to significantly decrease in the first quarter of 2006 and beyond. As our sales of these components decline, or if we cannot successfully sell such products according to our current plans or maintain the rights to do so, our revenues and results of operations would be negatively impacted. Our sales of other components also had a positive impact on our days sales outstanding which will be negatively impacted as such sales decrease.

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
      Historically, a small number of our customers have accounted for a significant portion of our revenues. During 2005, sales to the ten customers from which we received the greatest revenues accounted for approximately 47.9% of our gross revenues while sales to one customer, Wal-Mart (including Sam’s Club), represented 19.6% of our gross revenues. In 2005, we lost product placements to our competitors at certain retailers and other retail accounts due to competitive pricing pressures and our focus on profitability, and we expect that if we do not maintain competitive pricing, such accounts will continue to be a smaller portion of our business in 2006 and for the foreseeable future.

      Our revenues could decline if one or more of our largest customers were to:

•	significantly reduce, delay or cancel their orders;

•	decide to purchase digital media manufactured by one of our competitors;

•	terminate their relationship with us;

•	develop and manufacture their own digital media; or

•	cease operations due to a downturn in the global economy.
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
      As a result of the material weaknesses identified, we concluded that our internal control over financial reporting was not effective as of December 31, 2005, and PricewaterhouseCoopers LLP, our independent registered public accounting firm, issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2005. Although we have continued to take certain steps to remediate the material weaknesses identified in our internal control over financial reporting, these measures have not been entirely successful, and we continue to record post-closing adjustments with respect to revenue recognition, accounting for inventory and inventory valuation reserves and related accruals. We are working to identify additional controls and procedures, and we will need to test the effectiveness of these ongoing actions. A failure to successfully implement and maintain effective internal control over financial reporting, including any ineffectiveness of the corrective actions we implement to address the control deficiencies, could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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
      In addition, our business may also be negatively impacted if we are unable to manage our existing relationships with our OEM customers. Our OEM customers include many large domestic and international companies that have greater financial resources and bargaining power than we do. As a result, our agreements with some of these customers include restrictions and commitments that could adversely affect our revenues and gross margins. These contractual provisions include, among others:

•	guaranteed pricing and price protection;

•	commitments to supply product at the customer’s requested volumes;

•	penalties for late shipment, delivery cancellation or failure to meet certain quality assurances;

•	agreements not to sue, or assert our intellectual property rights against, such customers; and

•	limitations on our ability to terminate such agreements.

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
      Our ability to pay interest and principal on our asset-based credit facility and debt securities, to satisfy other debt obligations which may arise and to make planned expenditures will be dependent on our future operating performance, which could be affected by changes in economic conditions and other factors, some of which are beyond our control. A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of the debt under such instruments and in some cases acceleration of debt under other instruments that may contain cross-default or cross-acceleration provisions. At December 31, 2005, we were in technical default of one of the reporting covenants under the Wells Fargo Foothill facility. Although we have obtained from the bank a waiver of our compliance with this covenant and any corresponding event of default, there is no assurance that the bank will provide a waiver in the event of any future non-compliance. If we are at any time unable to generate sufficient cash flow from operations to service our indebtedness, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.
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
      As a result of the supply agreement we entered into with Samsung in 2001, Samsung is our primary supplier of flash memory, which is the primary cost of our digital media. During 2005, the demand for flash memory was greater than the supply of flash memory due to the continuing demand for digital consumer products, such as cellular phones, digital cameras and MP3 players, and accompanying digital media products. We expect that flash will again become in tight supply in the second half of 2006. If we are unable to obtain sufficient quantities of flash memory from Samsung or from another flash memory supplier in a timely manner and at competitive prices, we will not be able to manufacture and deliver flash memory products to satisfy our customers’ requirements.
      We typically need to build a strategic inventory of key components, including flash, in advance of our customers’ needs. If we do not forecast accurately, we may not have enough flash to build cards to meet our customers’ needs or we may have too much inventory or inventory of the wrong type.
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
      Substantially all of our sales of our digital media products to end-users are made through distributors and retailers. Our sales through these channels often include rights to return unsold customer inventory still in the customers’ inventory for credit. In 2005, we modified our pricing strategy and significantly reduced our promotional programs. Additionally, in the first quarter of 2005, we increased prices on certain products to most of our customers to better align our selling prices with our cost structure, and many of our products remain priced at a premium in relation to certain of our competitors. If our products do not sell through to the end customer, our resellers or their customers may decide to reduce their orders, purchase from other vendors or return unsold product to us. In the past several quarters, we have lost product placements to our competitors at Wal-Mart (including Sam’s Club), CompUSA, Best Buy, Circuit City and other resellers in part because of our pricing strategy and competitive pricing pressures. In addition, at Wal-Mart (including Sam’s Club), which accounted for 19.6% of our gross revenue in 2005, we have experienced a significant decline in sales due to the addition of other vendors.
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
      We have historically derived the substantial majority of our licensing revenue from a limited number of sources. If we fail to generate significant licensing revenues or increase the revenues we derive from our higher margin controller sales, we may not grow our revenues and margins. In March 2002, we executed a license agreement with Samsung that provided for fixed license payments through March 31, 2004 and variable based royalties thereafter. In October 2005, we entered into a license and strategic alliance agreement with Samsung that modified and extended our original agreements. As a result, we received significant non-recurring license payments during the fourth quarter of 2005 and the first quarter of 2006. The payments received under this agreement are being recognized over a three year period beginning in November 2005. We cannot assure you that we will be successful in our efforts to secure new license or royalty revenues from Samsung or others, and our failure to do so could negatively impact our operating results.

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
      Many digital cameras and other consumer devices use digital media formats such as the SD Card, MicroSD or xD Picture Card formats, which we do not have the rights to manufacture. Our cost structure on these products is higher than our cost structure for other products. The Secure Digital Card was introduced by a consortium consisting of SanDisk, Matsushita and Toshiba. The consortium charges significant license fees to other companies that want to manufacture SD Cards. The Secure Digital Card and the xD Picture Card have continued to rapidly gain broad consumer acceptance. This has resulted, and will likely continue to result in, a decline in demand, on a relative basis, for products that we have the rights to manufacture without the payment of a royalty. Also, SanDisk and M-Systems have created a new organization called U3 which purports to set standards for features relating to USB flash drives. If U3 based USB flash drives were to be widely accepted and we were required to pay a royalty to manufacture such products, it would have a negative impact on our margins.
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
      We compete with semiconductor companies that manufacture and sell flash memory chips or flash memory cards. These include Hynix, Infineon, Micron, Renesas, Samsung, SanDisk, ST Micro and Toshiba. Micron and Intel have recently formed a joint venture known as IM Flash Technologies, LLC. SanDisk and Toshiba jointly develop and manufacture both low-cost and high-performance flash memory through their Flash Vision joint venture. Because flash memory represents a significant portion of the cost of flash media, SanDisk and other flash manufacturers may have a competitive advantage and may have access to flash memory at prices substantially below the prices that our suppliers charge us. SanDisk has other competitive advantages in that it also collects substantial royalties pursuant to license agreements with Samsung and others. SanDisk also collects royalties on the manufacture and sale of SD Cards. In conjunction with the SanDisk/ Samsung license agreement, SanDisk has announced that Samsung sells flash to SanDisk at very favorable pricing.
      We also face significant competition from manufacturers or card assemblers and resellers that either resell flash cards purchased from others or assemble cards from controllers and flash memory chips purchased from companies such as Renesas, Samsung or Toshiba, into flash cards. These competitors include Crucial Technology, a division of Micron, Dane-Elec, Delkin Devices, Feiya, Fuji, Hagiwara, Hama, Hewlett Packard, Data I/ O, Infineon, Kingston, Kodak, M-Systems, Matsushita, Memorex, Memory Plus, Micron,

PNY, PQI, Pretec, Ritek, Samsung, SanDisk, Silicon Storage Technology, SimpleTech, SMART Modular Technologies, Sony, TDK, Transcend, Viking InterWorks and many others.
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
      We sell a significant percentage of our digital media products through retailers, most notably in 2005, Best Buy, Office Max, Ritz Camera Centers, Target and Wal-Mart (including Sam’s Club). Sales to retailers subject us to many special risks, including the following:

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

We depend primarily on United Microelectronics Corporation, or UMC, and Silicon Motion, Inc., or SMI, to manufacture our controllers, and if we are unable to obtain from UMC or SMI sufficient quantities of controllers at acceptable quality, yields and prices, and in a timely manner, we may not be able to meet customer demand for our products, which could limit the growth and success of our business.
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
      We have entered into a supply agreement with UMC under which we are obligated to provide UMC with a rolling forecast of our anticipated purchase orders. Such forecasts may only be changed by a certain percentage each month. This limits our ability to react to significant fluctuations in demand for our products. If UMC were to become unable or unwilling to continue manufacturing our controllers in the required volumes, at acceptable quality, yields and prices, and in a timely manner, we might not be able to meet customer demand for our products, which could limit the growth and success of our business. We have qualified other fabs, but we cannot assure you that they will have sufficient capacity to accommodate our demand at any particular time. Our contract with UMC has been extended through December 31, 2006. We have entered into a supply agreement with SMI, whereby SMI supplies us with controllers for certain of our digital media products. This agreement runs through September 2007 and may be terminated by either party in the event of the other party’s bankruptcy or breach of the agreement. We are obligated to provide rolling forecasts to SMI and SMI has agreed to maintain a buffer stock to meet our needs. SMI also provides us with standard warranty and indemnity protections. If SMI were unable or unwilling to supply us controllers in the required volumes at acceptable quality and prices, we might not be able to meet customer demand for our products, which could limit the growth and success of our business. If SMI failed to meet its warranty on indemnity obligations, our operating results could be significantly and negatively impacted.
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

      We may experience difficulty in hiring and retaining candidates with appropriate qualifications particularly in light of the potential merger with Micron and the resulting uncertainty. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to existing stockholders and, as a result of Statement of Financial Accounting Standards 123(R), would require us to record compensation expense related to such grants, which would result in lower reported earnings. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which could harm our operating results. If we do not succeed in hiring and retaining candidates with appropriate qualifications, we will not be able to grow our business.

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
      We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions.
      In particular, changes to Financial Standards Accounting Board, or FASB, guidelines relating to accounting for stock-based compensation will increase our compensation expense, could make our operating results less predictable in any given reporting period and could change the way we compensate our employees or cause other changes in the way we conduct our business. We expect the adoption of the new pronouncement relating to accounting for stock-based compensation will increase compensation cost by approximately $5 million to $7 million in 2006.

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
Risks Related to Our Industry

Our business will not succeed unless the digital photography market and other markets that we target continue to grow or unless we diversify our product sales into adjacent markets.
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
      Over the last several years, we have derived the majority of our revenue from the digital camera market. However, we expect that the digital photography market will experience significantly slower growth rates over the next several years. Newer applications such as USB storage devices, cell phones, personal digital assistants and MP3 players now utilize substantial volumes of flash memory. Our future growth will be increasingly dependent on the development and penetration of new markets and new products for NAND flash memory. If we are unable to successfully expand our product offerings into these markets and into the channels that serve these markets, demand for our products may not increase at the same rates as they have in the past.
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
      Our revenues and our ability to return to profitability depend significantly on the overall demand for flash cards and related products. Sales of consumer electronic goods, including our products, have historically been dependent upon discretionary spending by consumers, which may be adversely affected by general economic conditions. Changes in the United States and the global economy, such as a decline in consumer confidence or a slowdown in the United States economy, may cause consumers to defer or alter purchasing decisions, including decisions to purchase our products. If the economy declines as a result of recent economic, political and social turmoil, consumers may reduce discretionary spending and may not purchase our products, which would harm our revenues as softening demand caused by worsening economic conditions has done in the past.

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
      On December 2, 2005, the Court issued an order granting defendants’ motion for a new trial on the economic and monetary awards for misappropriation of trade secrets and breach of fiduciary duty. The Court denied defendants’ motion for a new trial on all other grounds and also denied the motion for judgment notwithstanding the verdict. The effect of the Court’s order is that the jury’s damage award of approximately $465 million has been set aside and interest will not accrue on this amount.
      Both defendants and we have appealed the Court’s December 2, 2005 order. Defendants have appealed from those portions of the order that denies them a new trial on liability and denies their motion for judgment notwithstanding the verdict. We have appealed from that portion of the order that grants defendants a new trial on damages. Defendants have also protectively cross-appealed from the judgment, meaning that should the order granting a new trial on damages be set aside, the Court of Appeals would need to address aspects of the judgment that defendants challenge in that context. In all events, because of the parties’ cross appeals from the new trial order, the Court of Appeals will address both damages and liability issues presented by the jury’s verdict.
      If the briefing goes as expected, we expect that the Court of Appeals will hold argument on the appeals in the third or fourth quarter of 2007. There are a number of possible dispositions of the appeal, including an across-the-board affirmance of the order granting a new damages trial and denying defendants’ motion for judgment notwithstanding the verdict. If this occurs, and if the Supreme Court does not grant review of the Court of Appeal’s decision, the new damages trial would likely take place in the Santa Clara County Superior Court in 2008. If the Supreme Court granted review, however, the appellate proceedings would likely not conclude until 2010, with a new damages trial possible thereafter.

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
      This case has been coordinated for discovery purposes with our litigation against Pretec Electronics Corporation (“Pretec”), PNY Technologies, Inc. (“PNY”), Memtek Products, Inc. (“Memtek”) and C-One. Discovery has now commenced as to all defendants. The Lexar patents at issue in the first phase of the litigation will be Lexar’s U.S. Patent Nos. 5,479,638 entitled “Flash Memory Mass Storage Architecture Incorporation Wear Leveling Technique”; 6,145,051 entitled “Moving Sectors Within Block of Information in a Flash Memory Mass Storage Architecture”; 6,397,314 entitled “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash Memory Device”; 6,202,138 entitled “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash”; 6,262,918 entitled “Space Management For Managing High Capacity Nonvolatile Memory”; and 6,040,997 entitled “Flash Memory Leveling Architecture Having No External Latch.” The parties have now mutually dismissed with prejudice all claims regarding U.S. Patent No. 6,172,906.
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

Litigation Against Fuji, Memtek and PNY
      On July 11, 2002, we filed a lawsuit in the United States District Court for the Eastern District of Texas against Fuji Photo Film USA (“Fuji”), Memtek and PNY for patent infringement. We alleged that the defendants infringe our U.S. Patent Nos. 5,479,638; 5,907,856; 5,930,815; 6,034,897; 6,134,151; 6,141,249; 6,145,051; and 6,262,918. We sought injunctive relief and damages against all defendants.
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
      In February 2006, we and other defendants entered into a settlement agreement with the plaintiffs, subject to approval by the Superior Court of the City and County of San Francisco, pursuant to which the defendants agreed to: (i) provide class members with either: (A) a cash refund equal to 5% of the purchase price for each flash memory device purchased; or (B) a 10% discount towards the purchase of a new flash memory device; and (ii) make disclosures on future packaging about the useable capacity of the defendants’ flash memory devices and (iii) pay up to $2,400,000 in the aggregate in attorneys’ fees and expenses to plaintiffs’ counsel. As of December 31, 2005, we had accrued $900,000, our estimated portion of the attorney’s fees and expenses along with our estimate of the cost of the rebate or discount programs to us, in connection with the settlement.

Stockholder Litigation
      In March 2006, following the announcement of our agreement to be acquired by Micron Technology, Inc. in a stock-for-stock merger, we, along with our directors, were named as defendants in several lawsuits purporting to be class actions in the Superior Court for the State of California for the County of Alameda. Those actions are brought allegedly on behalf of a class of plaintiffs who are holders of our stock and assert claims that the defendants engaged in self-dealing and breached their fiduciary duties by agreeing to the merger. Two of the suits also name Micron as a defendant. The claims are based on allegations that, among other things, the consideration to be paid to stockholders in the proposed merger is unfair and inadequate. Plaintiffs seek, among other things, a declaration that the defendants have breached their fiduciary duties, injunctive relief (including enjoining the consummation of the transaction or rescinding the transaction if consummated), unspecified compensatory and/or rescissory damages, fees and costs, and other relief.
      We believe that the claims are without merit and intend to contest these lawsuits vigorously. At this time, we are unable to reasonably estimate the possible range of loss for these stockholder litigation matters and, accordingly, have not recorded any associated liabilities on our consolidated financial statements at December 31, 2005.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      Not applicable.
PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
      Our common stock began trading on The Nasdaq National Market on August 15, 2000 under the symbol LEXR. The following table sets forth the high and low sales prices reported on The Nasdaq National Market for the periods indicated. The market price of our common stock has been volatile. See “Risk Factors.”

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

ITEM 6	SELECTED FINANCIAL DATA

	Years Ended December 31,

	2001	2002	2003	2004	2005

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Total net revenues	$73,641	$174,039	$412,265	$681,671	$852,723
Income (loss) from operations	(39,086)	10,738	44,621	(72,997)	(27,891)
Net income (loss) per common share — basic	$(0.82)	$0.07	$0.57	$(0.96)	$(0.45)
Net income (loss) per common share — diluted	$(0.82)	$0.06	$0.49	$(0.96)	$(0.45)

	As of December 31,

	2001	2002	2003	2004	2005

	(In thousands)
Consolidated Balance Sheets Data:
Total assets	$36,452	$126,921	$320,355	$411,996	$419,717
Debt, current	2,392	14,568	—	40,000	54,723
Debt, non-current	13	—	—	—	70,000
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
      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about trends and uncertainties in our business, such as our expectations about our liquidity, flash memory supply, pricing strategy, plans to change product mix, expected growth, plans to manufacture new flash memory products, and expected future trends in component costs and operating expense levels. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date hereof.
      On March 8, 2006, we entered into a definitive merger agreement with Micron Technology, Inc. and a wholly owned subsidiary of Micron. The merger agreement provides that, upon the terms and subject to the conditions provided in the merger agreement, Micron’s subsidiary will merge with and into Lexar, with Lexar being the surviving corporation of the merger. As a result of the merger: (i) Lexar will become a wholly owned subsidiary of Micron; and (ii) each outstanding share of our common stock will be converted into the right to receive 0.5625 shares of Micron common stock and Micron will assume stock options held by our employees at the closing date with a per share exercise price of $9.00 or lower.
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
      If the retail selling prices of our products are not competitive with our competitors’ selling prices, our resellers may further reduce their orders, purchase from other vendors or return unsold product to us within the scope of their agreements. During 2005, we have lost product placements to our competitors at Wal-Mart (including Sam’s Club), Comp USA, Best Buy and Circuit City and other resellers due to our pricing strategy and competitive pricing pressures. We also experienced an increase in product returns as a result. In addition, at Wal-Mart (including Sam’s Club), which collectively accounted for 19.6% of our gross revenue in 2005, we may experience a significant decline in sales due to their addition of other vendors’ products into their stores.
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
      As discussed above, we also generate revenues from our OEM channel sales, primarily of other components, which represented 7.5% and 23.1% of our total net revenues for 2004 and 2005, respectively. While we expect to continue the sale of other components to OEM customers, as the supply of flash memory increases, our expectation is that these types of sales will significantly decrease in the first quarter of 2006 over the fourth quarter of 2005.
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
      We also have an agreement with UMC for the manufacture and supply of our flash memory controllers. Under our supply agreement with UMC we purchase wafers at pricing based upon the timing and volume of purchases. The purchase commitment for such wafers is generally restricted to a forecasted time horizon based on a rolling forecast of our anticipated purchase orders, and such forecasts may only be changed by a certain percentage each month. The agreement is in effect through December 2006. We have also entered into a supply agreement with SMI, whereby SMI supplies us with controllers for certain of our digital media products. We are obligated to provide rolling forecasts to SMI and SMI has agreed to maintain a buffer stock to meet our needs. SMI also provides us with standard warranty and indemnity protections. This agreement runs through September 2007 and may be terminated by either party in the event of the other party’s bankruptcy or breach of the agreement.
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
      A number of companies, including Hynix, Infineon, Micron and ST Micro, entered the NAND flash market in 2004, and are expected to bring additional capacity of NAND flash chips in 2006. Micron and Intel recently formed a joint venture named IM Flash Technologies, LLC which is expected to add significant capacity in late 2006 and 2007. Other companies, including Samsung and Toshiba, have announced that they plan to expand their production of flash memory during 2006. If these companies successfully introduce new high density products and/or expand output of flash memory, it could create an over-supply situation during certain periods of 2006, driving product prices down and lowering our cost of flash. However, currently most of the new flash supply is lower density chips that can only be used cost effectively to manufacture lower capacity cards.
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
      Estimates and assumptions about future events and their effects cannot be determined with certainty. These estimates and assumptions may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have been included in the consolidated financial statements as soon as they became known. In addition, we are periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. These uncertainties are discussed in this report in the section entitled “Risk Factors.”
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
      With respect to sales to distributors and retailers (collectively referred to herein as “resellers”), we grant significant return rights, price protection and pricing adjustments subsequent to initial product shipment. Prior to the fourth quarter of 2004, for resellers where we were able to reasonably estimate the level of product returns and sales incentives, we recognized revenue upon shipment (“ship-to” basis) and, at the time revenue was recorded, we recorded estimated reductions to product revenues based upon our customer sales incentive programs and the historical experience of the product returns, and the impact of the special pricing agreements, price protection, promotions and other volume-based incentives. In order to make such estimates, we analyzed historical returns, current economic conditions, customer demand and other relevant specific customer information. For resellers where we were unable to reasonably estimate the level of product returns or other revenue allowances, revenue and cost of product revenues were deferred until these resellers either sold the product to their customers or a time period that is reasonably estimated to allow these resellers to sell the product to their customers had elapsed. Starting in the fourth quarter of 2004, we determined that due to the high volatility of prices in the retail market during the period, we were no longer able to reasonably estimate the level of revenue allowances and product returns, and accordingly, we became unable to determine the selling price of our product at the time the sale took place. As a result, effective October 1, 2004, for all our resellers, revenue and cost of product revenues are deferred until these resellers either sell the product to their customers or a time period that is reasonably estimated to allow these resellers to sell the product to their customers has elapsed. At no point do we recognize revenues or cost of product revenues while deferring product margin.
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
     Revenues, Cost of Product Revenues and Gross Margin
      The following table sets forth revenues, cost of product revenues and gross margin amounts from our consolidated statements of operations:

	Year Ended	Year Ended	Year Ended	% Change	% Change
	December 31,	December 31,	December 31,	2003 to	2004 to
	2003	2004	2005	2004	2005

Retail	$349,030	$623,903	$639,965	78.8%	2.6%
OEM	45,532	50,702	196,721	11.4%	288.0%

Product revenues	394,562	674,605	836,686	71.0%	24.0%
License and royalty revenues	17,703	7,066	16,037	(60.1)%	127.0%

Total net revenues	412,265	681,671	852,723	65.3%	25.1%
Cost of product revenues	306,817	644,857	755,170	110.2%	17.2%

Gross margin	105,448	36,814	97,553	(65.1)%	165.0%

Product gross margin	$87,745	$29,748	$81,516	(66.1)%	174.0%

      The following table sets forth revenues, cost of product revenues and gross margin amounts from our consolidated statements of operations expressed as a percentage of total net revenues:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2004	2005

Retail	84.7%	91.5%	75.0%
OEM	11.0%	7.5%	23.1%

Product revenues	95.7%	99.0%	98.1%
License and royalty revenues	4.3%	1.0%	1.9%

Total net revenues	100.0%	100.0%	100.0%
Cost of product revenues	74.4%	94.6%	88.6%

Gross margin	25.6%	5.4%	11.4%

      The following table sets forth cost of product revenues and product gross margin amounts from our consolidated statements of operations expressed as a percentage of product revenues:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2004	2005

Retail	88.5%	92.5%	76.5%
OEM	11.5%	7.5%	23.5%

Product revenues	100.0%	100.0%	100.0%
Cost of product revenues	77.8%	95.6%	90.3%

Gross product margin	22.2%	4.4%	9.7%

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
      In 2005, we derived 62.8%, 13.7%, 2.8% and 20.7% of our product revenues from sales to customers in North America, Europe, Japan and the rest of the world, respectively. In 2004, we derived 65.5%, 22.6%, 3.0% and 8.9% of our product revenues from sales to customers in North America, Europe, Japan and the rest of the world, respectively. During 2005, gross revenues from one customer, Wal-Mart, represented approximately 20% of our gross revenues.
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
      Increased sales of our flash memory products in the retail channel were the major factor for the significant growth in our product revenues in 2004. Increased sales into the retail market continued to introduce an element of seasonality to our business. For example, retail sales were very strong in both the fourth quarters of 2003 and 2004 due to seasonal consumer demand during the holidays. We experienced a 78.8% increase in retail channel revenue in 2004 compared with 2003 due to increased demand. In the OEM channels we increased 11.4% over 2003 revenues.
      In 2004, we derived 65.5%, 22.6%, 3.0% and 8.9% of our product revenues from sales to customers in North America, Europe, Japan and the rest of the world, respectively. In 2003, we derived 72.2%, 17.2%, 4.7% and 5.9% of our product revenues from sales to customers in North America, Europe, Japan and the rest of the world, respectively. During 2004, gross revenues from one customer, Wal-Mart (including Sam’s Club), represented greater than 15% of our gross revenues.

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

Cost of Product Revenues

Fiscal 2005 Compared with Fiscal 2004
      Cost of product revenues increased during 2005 compared to 2004 primarily as a result of a 74.3% increase in megabytes sold and was partially offset by a 46.4% decline in the cost per megabyte of digital media sold in 2005 compared to 2004. Cost of product revenues also includes the write down of fixed assets of $1.0 million in 2005, the write-down of inventories totaling $31.0 million in 2005 compared to $17.4 million in 2004, to net realizable value. Cost of product revenues in 2005 benefited from a one time negotiated cost settlement with a supplier which resulted in a benefit of $10.8 million, which was partially offset by a write-off of $827,000 in obsolete tooling equipment and an additional amortization expense of $485,000 in 2005 as a result of a change in the estimated useful life of the remaining tooling equipment from three years to two years.
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

Operating Expenses
      The following table sets forth operating expense data from our consolidated statements of operations (in thousands, except percent changes):

	Year Ended	Year Ended	Year Ended	% Change	% Change
	December 31,	December 31,	December 31,	2003 to	2004 to
	2003	2004	2005	2004	2005

Research and development	$8,148	$10,530	$13,051	29.2%	23.9%
Sales and marketing	32,623	67,000	68,273	105.4%	1.9%
General and administrative	20,056	32,281	44,120	61.0%	36.7%

Total operating expenses	$60,827	$109,811	$125,444	80.5%	14.2%

      The following table sets forth operating expenses from our consolidated statements of operations expressed as a percentage of total net revenues:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2004	2005

Research and development	2.0%	1.5%	1.5%
Sales and marketing	7.9%	9.9%	8.0%
General and administrative	4.9%	4.7%	5.2%

Total operating expenses	14.8%	16.1%	14.7%

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

Income Taxes
      The following table sets forth income tax data from our consolidated statements of operations expressed as a percentage of total net revenues (in thousands, except percent changes):

	Year Ended	Year Ended	Year Ended	% Change	% Change
	December 31,	December 31,	December 31,	2003 to	2004 to
	2003	2004	2005	2004	2005

Income taxes	$4,186	$1,353	$5,473	(67.7)%	304.5%
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

Other Income and Expense
      The following table sets forth other income and expense data from our consolidated statements of operations:

	Year Ended	Year Ended	Year Ended	% Change	% Change
	December 31,	December 31,	December 31,	2003 to	2004 to
	2003	2004	2005	2004	2005

Other income (expense):
Interest and other expense	$(429)	$(961)	$(4,675)	124.0%	386.5%
Interest and other income	580	855	2,182	47.4%	155.2%
Foreign exchange gain (loss)	(674)	(1,074)	(331)	59.3%	(69.2)%
Total other income (expense)	$(523)	$(1,180)	$(2,824)	(125.6)%	139.3%

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

	Quarters Ended

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	2005	2005	2005	2005

	(Unaudited in thousands, except per share amounts)
Total net revenues	$164,734	$163,191	$165,221	$188,525	$232,442	$191,823	$189,398	$239,060
Cost of product revenues	135,805	157,186	141,650	210,216	203,060	165,919	160,829	225,362
Gross margin	28,929	6,005	23,571	(21,691)	29,382	25,904	28,569	13,698
Income (loss) from operations	10,510	(17,383)	(3,385)	(62,739)	(9,108)	(2,076)	2,376	(19,083)
Net income (loss)	9,426	(18,094)	(3,516)	(63,346)	(9,586)	(4,926)	2,091	(23,767)
Net income (loss) per common share — basic	$0.12	$(0.23)	$(0.04)	$(0.80)	$(0.12)	$(0.06)	$0.03	$(0.29)
Net income (loss) per common share — diluted	$0.11	$(0.23)	$(0.04)	$(0.80)	$(0.12)	$(0.06)	$0.02	$(0.29)

	Percentage of net revenues for the quarter ended:

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	2005	2005	2005	2005

Total net revenues	100%	100%	100%	100%	100%	100%	100%	100%
Cost of product revenues	82.4	96.3	85.7	111.5	87.4	86.5	84.9	94.3
Gross margin	17.6	3.7	14.3	(11.5)	12.6	13.5	15.1	5.7
Income (loss) from operations	6.4	(10.7)	(2.0)	(33.3)	(3.9)	(1.1)	1.3	(8.0)
Net income (loss)	5.7%	(11.1)%	(2.1)%	(33.6)%	(4.1)%	(2.6)%	1.1%	(9.9)%

1.	In the quarter ended December 31, 2004, total net revenues, cost of product revenues, gross margin, net loss and net loss per basic and fully diluted share includes the $63.6 million, $54.2 million, $9.4 million, $8.6 million, and $0.11 respective negative impact of the change in estimate related to certain customers previously reported on a sell-in basis being reported on a sell-through basis. In addition, the fourth quarter of 2004 cost of product revenues includes inventory valuation adjustments of $15.8 million.

2.	In the second quarter of 2005, cost of product revenues includes a benefit of $10.8 million in connection with a one-time negotiated cost settlement with a supplier.

3.	In the fourth quarter of 2004 and 2005 cost of product revenues includes increases in inventory valuation reserves of $12.5 million and $14.2 million, respectively.

Liquidity and Capital Resources
      The following table is a summary of our cash flows from operating, investing and financing activities:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2004	2005

Net cash (used in) provided by operating activities	$(16,247)	$(115,750)	$58,820
Net cash used in investing activities	(2,095)	(16,304)	(614)
Net cash provided by financing activities	86,655	43,515	84,046
      The following table sets forth our days sales outstanding and inventory turns per year:

	2003	2004	2005

Days sales outstanding (net of change in deferred revenue)	40	49	38
Inventory turns per year	8	7	7
      Net cash provided by operating activities for the year ended December 31, 2005 included non-cash charges of $41.1 million and a net decrease in operating asset and liability accounts of $53.9 million. Non-cash charges were comprised primarily of the $31.0 million provision to record inventory at net realizable value where selling price declines along with excess and obsolete inventories required write-downs of our inventories. Other non-cash charges include $4.7 million of depreciation and amortization, $3.8 million in allowances for sales returns, discounts and doubtful accounts, and $1.0 million loss on write-downs of fixed assets. Changes in operating asset and liability accounts for the period included a $61.1 million decrease in account receivable, a $47.0 million decrease in accounts payable, a $27.8 million decrease in inventories, a $4.6 million increase in deferred license revenue and product margin, a $3.3 million increase in accrued liabilities and a $4.1 million decrease in prepaid expenses and other assets. The decrease in accounts receivable, reflected in the decrease in our day sales outstanding (“DSO”), was primarily due to shorter than average payment terms associated with our OEM sales and the payments received in the fourth quarter of 2005 in connection with license and royalty revenues. We anticipate that DSO in 2006 will range between 40 to 50 days. The decrease in accounts payable was primarily due to decreased receipts of inventory and the timing of payment for such inventories in the fourth quarter of 2005 compared to the fourth quarter of 2004. These same factors resulted in decreased inventory levels at the end of 2005 compared with inventory levels at the end of 2004. The increase in accrued liabilities was due primarily to the increase in price protection, other sales incentives and raw material purchase commitments, offset by the decrease in accrued freight and fulfillment of $4.4 million due to improved cost structure and improved logistics management and the decrease in accrued rebates payable of $3.0 million due to improved rebate program management. The decrease in prepaid expenses and other assets was primarily due to the timing of settlement of value added tax receivables and lower prepayments for inventory due to lower purchases of inventory.
      Net cash used in operating activities for the year ended December 31, 2004 included a net increase in operating asset and liability accounts of $64.0 million, which was partially offset by non-cash charges of $23.7 million comprised of recording $17.4 million of inventory valuation reserves primarily due to applying declining selling prices to the relatively high levels of inventory held at the end of the year, $3.2 million of increases in allowance for sales returns, discounts and doubtful accounts, $2.4 million of depreciation and amortization, $0.7 million of tax benefits related to stock plans and amortization of short term investment premium. Changes in working capital for the period included a $91.5 million increase in inventory, a $82.3 million increase in accounts receivable and a $6.7 million increase in prepaid expenses and other assets. The increase in our inventory was due primarily to the increased levels of inventory required to satisfy demand for our products and the increase in consigned inventory balances of $3.2 million at December 31, 2004 compared to December 31, 2003. The increase in accounts receivable was primarily due to increased shipments of our products during 2004 and the increase in our DSO from 40 days during 2003 to 49 days in 2004 due to providing certain significant customers with 60 day payment terms during 2004. The increase in prepaid expenses and other assets was primarily due to deferred freight and fulfillment costs, increased value added tax receivables and increased prepayments made for inventory purchases and the increased balance of value added tax prepayments due to increased shipments to our European and Japanese subsidiaries. These changes in working capital were offset by a $76.5 million increase in accounts payable, a $30.1 million increase in accrued liabilities and a $9.9 million increase in deferred license revenue and product margin. The increase in accounts payable was due primarily to significantly increased inventory purchases in the fourth quarter of 2004 compared to the fourth quarter of 2003. The increase in accrued liabilities was due primarily to the increase in provisions for market development funds of $6.7 million, legal fees of $5.1 million, rebates of $11.7 million and freight and fulfillment costs of $4.0 million. The increases in these provisions were primarily the result of increased gross product revenues during 2004 compared to 2003. The increase in deferred license revenue and product margin was primarily due to recording revenue from all of our retail customers on a sell-through basis beginning in the fourth quarter of 2004, compared to 2003 when revenue for certain of our retail customers was recorded on a sell-to basis as discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue Recognition.”
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
      Net cash provided by investing activities for the year ended December 31, 2005 was the result of selling $9.7 million of short-term investments, which was offset by purchases of $4.0 million in short-term investments and $6.4 million of purchases of property and equipment. Net cash used in investing activities for the year ended December 31, 2004 was the result of purchases of short-term investments of $25.9 million, which was partially offset by proceeds from the sale and maturity of short-term investments of $18.0 million. Net cash used in investing activities for the years ended December 31, 2003 was the result of purchases of property and equipment.
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
      In April 2004, we entered into a credit agreement with Wells Fargo Bank. Our credit agreement with Wells Fargo Bank enabled us to borrow up to $40.0 million under a revolving line of credit note, which we did on October 19, 2004. Subsequently, on February 28, 2005, we entered into a three-year asset based revolving credit facility arranged and agented by Wells Fargo Foothill, with a maximum loan commitment of $80.0 million. The actual amount available for borrowing depends upon the value of our North American accounts receivable base. On December 28, 2005, we borrowed $54.7 million under this line of credit, and the annual interest rate for borrowings under this line was 7.5%, determined using the bank’s prime rate. This amount was repaid on January 3, 2006.
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
      On a change in control in which less then 90% of the consideration consists of shares of capital stock or American Depository Shares that are (A) listed on, or immediately after the transaction or event will be listed on, the New York Stock Exchange or the American Stock Exchange, or (B) approved, or immediately after the transaction will be approved, for quotation on the Nasdaq National Market or the Nasdaq SmallCap Market and as result of such transaction or transactions the Notes become convertible into or exchangeable or exercisable for such publicly traded securities, the holders of the Notes will be entitled to additional consideration (the “Make-Whole Premium”) equal to the principal amount of the note to be converted divided by $1,000 and multiplied by the applicable number of shares of common stock ranging from 1.37 shares to 44.90 shares depending on the stock price on the effective date of the change of control and the effective date.
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
      We also have a supply agreement with UMC under which we purchase controllers. The purchase commitment for such controllers is generally restricted to a forecasted time horizon based on a rolling forecast of our anticipated purchase orders. This agreement is in effect through December 2006. We have also entered into a supply agreement with SMI, whereby SMI supplies us with controllers for certain of our digital media products. We are obligated to provide rolling forecasts to SMI and SMI has agreed to maintain a buffer stock to meet our needs. SMI also provides us with standard warranty and indemnity protections. This agreement runs through September 2007 and may be terminated by either party in the event of the other party’s bankruptcy or breach of the agreement.
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

      The following table outlines our contractual obligations and commercial commitments at December 31, 2005:

	Payments due by period

	Total amount	Less than			After
	committed	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Contractual obligations and commercial commitments:
Short-term bank borrowings	$54,723	$54,723	$—	$—	$—
Senior Convertible Notes Principal	70,000	—	—	70,000	—
Interest	16,734	3,937	7,875	4,922	—
Open purchase orders with vendors and suppliers*	17,491	17,491	—	—	—
Operating leases	5,791	1,413	2,447	844	1,087
Standby letters of credit	5,000	5,000	—	—	—

Total contractual obligations and commercial commitments	$169,739	$82,564	$10,322	$75,766	$1,087

*	At any given point in time, in the normal course of business, we place cancelable purchase orders with our vendors and suppliers.
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
Recent Accounting Developments
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments”, (“SFAS No. 123(R)”). SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123(R) are effective for fiscal years beginning after June 15, 2005. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payments,” (“SAB 107”). SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Management is currently evaluating the impact of adopting SFAS No. 123(R). Based on options outstanding which have been granted through December 31, 2005, we estimate that additional compensation expense will range from $5.0 million to $7.0 million in 2006 (in addition to the expense recognition of the unamortized December 31, 2005 stock-based compensation balance of $9.4 million) due to the adoption of SFAS No. 123(R). This estimated impact excludes the effect of any new options granted or terminations taking place subsequent to December 31, 2005. The overall impact on our consolidated financial statements will be dependent on the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life. Accordingly, actual stock-based compensation expense may differ materially from our current estimates.
      In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is required to be applied to reporting periods beginning after December 15, 2005. We do not expect the adoption of this FSP in the first quarter of 2006 will have a material impact on our consolidated financial statements.
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154’s retrospective application requirement replaces APB No 20’s (“Accounting Changes”) requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The requirements of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.
      In December 2004, the FASB issued SFAS No. 153 (“SFAS No. 153”), “Exchanges of Nonmonetary Assets — an amendment of Accounting Principles Board Opinion No. 29” (“APB No. 29” or the “Opinion”). The guidance in APB No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that gains or losses on exchanges of nonmonetary assets may be recognized based on the differences in the fair values of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle which allowed the asset received to be recognized at the book value of the asset surrendered. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for “exchanges of nonmonetary assets that do not have commercial substance”. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 should be applied prospectively, and are effective for us for nonmonetary asset exchanges occurring from the third quarter of 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in our first quarter of 2005. The adoption of this statement did not have a material impact on our consolidated financial statements.
      In March 2005, the FASB issued Interpretation No. 47, “Accounting of Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of the first reporting period ending after December 15, 2005. The adoption of FIN 47 in the fourth quarter of 2005 did not have a material impact on our consolidated financial statements.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“ARB No. 43, Chapter 4”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4 previously stated that “....under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for us for inventory costs incurred beginning in 2006. The adoption of this statement did not have a material impact on our consolidated financial statements.

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

Schedule		Page

II	Valuation and Qualifying Accounts	128

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Lexar Media, Inc.:
      We have completed integrated audits of Lexar Media, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
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
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, because the Company did not maintain effective controls: (i) to ensure revenue and deferred revenue were accurately recorded in accordance with generally accepted accounting principles or (ii) over the existence and valuation of inventory, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment at December 31, 2005.

•	Revenue recognition. The Company did not maintain effective controls to ensure revenue and deferred revenue were accurately recorded in accordance with generally accepted accounting principles. Specifically, the Company did not maintain effective controls to accurately: (i) account for all price reductions and promotional commitments, including rebate programs offered to customers; (ii) record deferred revenue based on actual sales price and inventory movements; (iii) record revenue and inventory adjustments for returns of product by customers; and (iv) record concessions provided to certain customers as a reduction of revenue.

•	Accounting for Inventory. The Company did not maintain effective controls over the existence and valuation of inventory. Specifically, the Company did not maintain effective controls to: (i) accurately track, confirm and reconcile inventory movements to ensure the timely recognition of cost of product revenues; (ii) ensure the existence of inventory and the appropriate valuation of returned inventory; (iii) identify and accurately adjust inventory for excess and slow moving products or components and record necessary write-downs of inventory to lower of cost or market; and (iv) accurately accrue for the obligations to purchase inventory at costs in excess of net realizable value.
      These control deficiencies resulted in audit adjustments to revenues, accounts receivable, cost of product revenues, deferred revenue, sales related accruals, inventory and inventory valuation reserves and related accruals in the Company’s 2005 consolidated financial statements. Additionally, these control deficiencies could result in the misstatement of the aforementioned accounts that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

      In our opinion, management’s assessment that Lexar Media, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Lexar Media, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
March 16, 2006, except as to the last two paragraphs of
Note 14, as to which the date is April 7, 2006

LEXAR MEDIA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2005

	(In thousands, except
	share and per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$27,705	$169,318
Restricted cash	5,000	5,000
Short-term investments	7,738	2,000
Accounts receivable, net of allowances for sales returns, discounts and doubtful accounts of $16,085 and $17,554	170,365	103,396
Inventories	177,655	117,055
Prepaid expenses and other current assets	12,799	9,197

Total current assets	401,262	405,966
Property and equipment, net	10,305	10,823
Intangible assets, net	347	246
Other assets	82	2,682

Total assets	$411,996	$419,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$163,341	109,604
Accrued liabilities	70,029	73,328
Deferred license revenue and product margin	23,759	25,236
Short term bank borrowings	40,000	54,723

Total current liabilities	297,129	262,891
Deferred license revenue, net of current portion	173	4,000
Senior convertible notes payable	—	70,000

Total liabilities	297,302	336,891

Commitments and contingencies (Notes 13 and 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 79,234,651 and 81,001,608, shares issued and outstanding	8	8
Additional paid-in capital	282,501	286,094
Accumulated deficit	(167,465)	(203,653)
Accumulated other comprehensive income (loss)	(350)	377

Total stockholders’ equity	114,694	82,826

Total liabilities and stockholders’ equity	$411,996	$419,717

The accompanying notes are an integral part of these consolidated financial statements.

LEXAR MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2004	2005

	(In thousands, except
	per share amounts)
Net revenues:
Product revenues	$394,562	$674,605	$836,686
License and royalty revenues	17,703	7,066	16,037

Total net revenues	412,265	681,671	852,723
Cost of product revenues	306,817	644,857	755,170

Gross margin	105,448	36,814	97,553

Operating expenses:
Research and development	8,148	10,530	13,051
Sales and marketing	32,623	67,000	68,273
General and administrative	20,056	32,281	44,120

Total operating expenses	60,827	109,811	125,444

Income (loss) from operations	44,621	(72,997)	(27,891)

Other income (expense):
Interest and other expense	(429)	(961)	(4,675)
Interest and other income	580	855	2,182
Foreign exchange loss, net	(674)	(1,074)	(331)

Total other expense	(523)	(1,180)	(2,824)

Income (loss) before income taxes	44,098	(74,177)	(30,715)
Income taxes	(4,186)	(1,353)	(5,473)

Net income (loss)	$39,912	$(75,530)	$(36,188)

Net income (loss) per common share:
Basic	$0.57	$(0.96)	$(0.45)

Diluted	$0.49	$(0.96)	$(0.45)

Shares used in net income (loss) per common share calculation:
Basic	70,557	78,869	80,119

Diluted	81,792	78,869	80,119

The accompanying notes are an integral part of these consolidated financial statements.

LEXAR MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2004	2005

	(In thousands, except share and per
	share amounts)
Cash flows from operating activities:
Net income (loss)	$39,912	$(75,530)	$(36,188)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,543	2,415	4,706
Loss on write-downs of fixed assets	—	42	1,027
Allowances for sales returns, discounts and doubtful accounts	4,695	3,187	3,773
Provisions to record inventories at net realizable value	4,063	17,431	30,955
Tax benefit from stock option and employee stock purchase plans	3,080	561	—
Amortization of stock-based compensation	497	—	(56)
Amortization of deferred financing costs and other	—	110	728
Change in operating assets and liabilities:
Accounts receivable	(51,665)	(82,289)	61,063
Inventories	(78,079)	(91,512)	27,783
Prepaid expenses and other assets	(3,593)	(6,688)	4,067
Accounts payable	58,111	76,542	(46,974)
Accrued liabilities	20,597	30,093	3,299
Deferred license revenue and product margin	(15,359)	9,888	4,637
Other non-current liabilities	(49)	—	—

Net cash (used in) provided by operating activities	(16,247)	(115,750)	58,820

Cash flows from investing activities:
Purchase of property and equipment	(2,095)	(8,443)	(6,352)
Proceeds from sale and maturity of short-term investments	—	18,049	9,738
Purchase of short-term investments	—	(25,910)	(4,000)

Net cash used in investing activities	(2,095)	(16,304)	(614)

Cash flows from financing activities:
Proceeds from public offering net of issuance costs	90,095	—	—
Issuance of stock under employee stock purchase plan	777	1,198	1,835
Repayment of notes receivable from stockholders	589	412	—
Exercise of stock options and warrants	9,762	1,905	1,814
Proceeds from senior convertible notes payable net of issuance costs	—	—	66,254
Repayment of bank borrowings	(14,568)	—	(40,000)
Proceeds from bank borrowings, net of issuance costs	—	40,000	54,143

Net cash provided by financing activities	86,655	43,515	84,046

Net effect of exchange rates on cash and cash equivalents	2	546	(639)

Net increase (decrease) in cash and cash equivalents	68,315	(87,993)	141,613
Cash and cash equivalents at beginning of year	47,383	115,698	27,705

Cash and cash equivalents at end of year	$115,698	$27,705	$169,318

Supplemental disclosure of cash flow information:
Interest paid	$160	$281	$3,535
Income taxes paid	709	1,313	4,945
Supplemental disclosure of non-cash financing and investing activities:
Issuance of 768,686 shares of common stock in 2003 upon net exercise of 1,093,580 warrants at exercise price ranging from $1.00 to $8.00 per share (weighted average exercise price of $4.08 per share)	$—	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

LEXAR MEDIA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Notes		Accumulated
	Common Stock		Additional	Unearned	Receivable		Other
			Paid-In	Stock-based	from	Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Stockholders	Deficit	Gain (Loss)	Total

	(In thousands)
Balances, January 1, 2003	66,362	$7	$175,120	$(493)	$(1,001)	$(131,847)	$(221)	$41,565
Issuance of shares under employee stock purchase plan	695	—	777	—	—	—	—	777
Exercise of stock options	4,463	—	9,762	—	—	—	—	9,762
Unearned stock-based compensation	—	—	4	(4)	—	—	—	—
Amortization of unearned stock-based compensation, net	—	—	—	497	—	—	—	497
Issuance of common stock for warrants — net exercise	769	—	—	—	—	—	—	—
Repayment of notes receivable	—	—	—	—	589	—	—	589
Public offering of common stock (net of issuance costs of $4,780)	5,750	1	90,094	—	—	—	—	90,095
Tax benefit related to options and employee stock purchase plan	—	—	3,080	—	—	—	—	3,080
Net income	—	—	—	—	—	39,912	—
Cumulative translation adjustments	—	—	—	—	—	—	2
Total comprehensive income	—	—	—	—	—	—	—	39,914

Balances, December 31, 2003	78,039	8	278,837	—	(412)	(91,935)	(219)	186,279
Issuance of shares under employee stock purchase plan	236	—	1,198	—	—	—	—	1,198
Exercise of stock options	960	—	1,905	—	—	—	—	1,905
Repayment of notes receivable	—	—	—	—	412	—	—	412
Tax benefit related to options and employee stock purchase plan	—	—	561	—	—	—	—	561
Net loss	—	—	—	—	—	(75,530)	—
Cumulative translation adjustments	—	—	—	—	—	—	(118)
Unrealized (loss) on available for sale securities	—	—	—	—	—	—	(13)
Total comprehensive loss	—	—	—	—	—	—	—	(75,661)

Balances, December 31, 2004	79,235	8	282,501	—	—	(167,465)	(350)	114,694

Issuance of common stock for warrants — net exercise	9		—	—	—	—	—
Issuance of shares under employee stock purchase plan	565	—	1,835	—	—	—	—	1,835
Exercise of stock options	1,193	—	1,814	—	—	—	—	1,814
Stock-based compensation adjustment	—	—	(56)	—	—	—	—	(56)
Net loss	—	—	—	—	—	(36,188)	—
Cumulative translation adjustments	—	—	—	—	—	—	706
Unrealized gain on available for sale securities	—	—	—	—	—	—	21
Total comprehensive loss	—	—	—	—	—	—	—	(35,461)

Balances, December 31, 2005	81,002	$8	$286,094	$—	$—	$(203,653)	$377	$82,826

The accompanying notes are an integral part of these consolidated financial statements.

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF BUSINESS

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
      A flash memory controller determines, among other things, the manner in which data is written to, and read from, the flash memory and is important in determining the overall performance of the flash card. The Company’s flash memory controller technology can be applied to a variety of consumer electronic applications, such as digital music players, laptop computers, personal digital assistants, telecommunication and network devices and digital video recorders. In order to extend its technology into these markets, the Company has selectively licensed its product and technology to third parties in business sectors such as data communications, telecommunications, industrial, computing and embedded markets.
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

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Financial Statement Presentation
      The consolidated financial statements of the Company include its accounts and the accounts of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2005 presentation. Such reclassifications had no effect on its consolidated statements of operations or stockholders’ equity.

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
      Estimates and assumptions about future events and their effects cannot be determined with certainty. These estimates and assumptions may change as new events occur, as additional information is obtained and as the Company’s operating environment changes. These changes are included in the consolidated financial statements as soon as they become known. Differences between amounts initially recognized and amounts subsequently determined as an adjustment to those amounts are recognized in the period such adjustment is determined as a change in accounting estimate.

Cash and Cash Equivalents
      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash
      Restricted cash represents cash and cash equivalents used to collateralize standby letters of credit related to purchasing agreements with the Company’s suppliers. Cash restricted under standby letters of credit amounted to $5.0 million at both December 31, 2004, and 2005.

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-Term Investments
      Short-term investments consist of taxable commercial paper, U.S. government agency obligations, and corporate and municipal notes and bonds with high-credit quality ratings.
      The Company classifies its entire investment portfolio as available-for-sale at the time of purchase and periodically reevaluates such designation. Debt securities classified as available-for-sale are reported at fair value. Unrecognized gains or losses on available-for-sale securities are included in equity until their disposition. As of December 31, 2005, the amount of unrecognized gain related to the Company’s available-for-sale investment portfolio was approximately $8,000. If realized gains and losses and declines in value are judged by management to be other than temporary on available-for-sale securities, then the cost basis of the security is written down to fair value and the amount of the write-down is included in current net income (loss). The cost of securities sold is based on the specific identification method.
      Fair value of available-for-sale securities is based upon quoted market prices. Gross realized gains and losses on sales of available-for-sale securities were immaterial for the years ended December 31, 2003, 2004 and 2005.
      The Company’s short-term investments at December 31, 2005 consisted of highly liquid corporate debt securities of approximately $1.0 million and U.S. auction rate government obligations of approximately $1.0 million. The Company’s short-term investments at December 31, 2004 included U.S. government obligations of approximately $4.0 million and corporate debt securities of approximately $3.7 million.

Concentration of Risk
      Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company’s cash and cash equivalents are maintained at leading U.S., European and Japanese financial institutions. Deposits in these institutions may exceed the amount of insurance provided on these deposits.
      The Company’s accounts receivable are derived from revenues earned from customers located primarily in the U.S., Europe, Canada, Asia and Japan. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. One customer accounted for 20% of accounts receivable at December 31, 2004. Two customers accounted for 24% and 11% of accounts receivable at December 31, 2005. Revenues from two customers represented 12% and 11% of the Company’s gross revenues for the year ended December 31, 2003. Revenues from one customer represented 16% of the Company’s gross revenues for the year ended December 31, 2004. Revenues from one customer represented 20% of the Company’s gross revenues for the year ended December 31, 2005.
      Certain components necessary for the manufacture of the Company’s products are obtained from a sole supplier or a limited group of suppliers.
      The Company operates in an industry characterized by intense competition, supply shortages or oversupply, rapid technological change, evolving industry standards, declining average prices and rapid product obsolescence.

Fair Value of Financial Instruments
      Carrying amounts of certain of the Company’s financial instruments, including cash equivalents, short-term investments, forward currency contracts, accounts receivable, accounts payable and short term bank borrowings, approximate fair value due to their short maturities.

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Depreciation expense related to the Company’s property and equipment was $1.4 million in 2003, $2.3 million in 2004, and $4.1 million in 2005.
      In 2005, the Company wrote-off $827,000 in obsolete tooling equipment and changed the estimated useful life of the remaining tooling equipment from three years to two years resulting in an additional amortization expense of $485,000 in 2005.
      Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets.
      Costs for internal use software are accumulated over the time it takes to develop the software and depreciation begins upon the first production use of the software.

Software Development Costs
      Costs incurred in the research, design and development of products are expensed as incurred until technological feasibility has been established. To date, the establishment of technological feasibility of the Company’s products and general release substantially coincided. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

Revenue Recognition

Product Revenues
      The Company derives revenues from sales of its digital media products, which are comprised of flash memory devices, through its retail channels and from sales of digital media accessories and other components through the Company’s OEM channel. The Company sells its products to distributors, retailers, OEMs and end users. The Company uses significant management judgments and estimates in connection with the revenue recognized in any accounting period.
      The Company’s policy is to recognize revenue from sales to its customers when the rights and risks of ownership have passed to the customers, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured.

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      With respect to sales to OEMs and end users, the Company does not grant return rights, price protection or other sales incentives. Accordingly, the Company recognizes product revenue upon delivery if the Company’s revenue recognition criteria described above are met.
      With respect to sales to distributors and retailers (collectively referred to herein as “resellers”), the Company grants significant return rights, price protection and pricing adjustments subsequent to initial product shipment. Prior to the fourth quarter of 2004, for resellers where the Company was able to reasonably estimate the level of product returns and sales incentives, the Company recognized revenue upon shipment (“ship-to” basis) and, at the time revenue was recorded, the Company recorded estimated reductions to product revenue based upon its customer sales incentive programs and the historical experience of the product returns, and the impact of the special pricing agreements, price protection, promotions and other volume-based incentives. In order to make such estimates, the Company analyzed historical returns, current economic conditions, customer demand and other relevant specific customer information. For resellers where the Company was unable to reasonably estimate the level of product returns or other revenue allowances, revenue and cost of product revenues were deferred until these resellers either sold the product to their customers or a time period that is reasonably estimated to allow these resellers to sell the product to their customers had elapsed. Starting in the fourth quarter of 2004, the Company determined that due to the high volatility of prices in the retail market during the period, the Company was no longer able to reasonably estimate the level of revenue allowances and product returns, and accordingly, the Company became unable to determine the selling price of its product at the time the sale took place. As a result, effective October 1, 2004, for all its resellers, revenue and cost of product revenues are deferred until these resellers either sell the product to their customers or a time period that is reasonably estimated to allow these resellers to sell the product to their customers has elapsed. At no point does the Company recognize revenues or cost of product revenues while deferring product margin.
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

License and Royalty Revenues
      The Company recognizes revenue when it has a signed license agreement, the technology has been delivered, there are no remaining significant obligations under the contract, the fee is fixed or determinable and non-refundable and collectibility is reasonably assured. If the Company agrees to provide support to the licensee under the agreement it recognizes license fees ratably over the period during which support is expected to be provided independent of the payment schedule under the license agreement. When royalties are based on the volume of products sold that incorporate the Company’s technology, revenue is recognized in the period license sales are reported.
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

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and values awards using the Black Scholes option pricing model as of the date at which the non-employees performance is complete. The Company recognizes the fair value of the award as a compensation expense as the non-employees interest in the instrument vests.
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

      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments”, (“SFAS No. 123(R)”). SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) requires the use of an option

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123(R) are effective for fiscal years beginning after June 15, 2005. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payments,” (“SAB 107”). SAB 107 expresses views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies.
      On December 7, 2005, the Board of Directors of the Company approved the acceleration of the vesting of unvested stock options outstanding as of December 7, 2005 with an exercise price equal to or greater than $9.50 per share which were held by the Company’s employees, including officers and employee directors. As a result of the Board’s action, these unvested stock options became fully vested and exercisable effective as of December 7, 2005, rather than becoming exercisable at the later dates when such options would have otherwise vested in the normal course. The Company’s stock options have generally vested over a four-year period.
      In order to preserve the long-term incentive characteristic of these stock options, the Company has imposed certain sale restrictions on the shares underlying these accelerated options. Specifically, the option holder may not sell, transfer, encumber or reduce economic risk through “hedging” or similar arrangements with respect to any shares acquired upon the exercise of an accelerated option until on or after the date such options would have otherwise vested in the normal course. The intent of these selling restrictions is to restrict the option holders’ ability to sell shares except in a manner consistent with the standard schedule under which the Company’s stock options have customarily vested.
      The decision to accelerate the vesting of these stock options was made primarily to reduce compensation expense that otherwise would be recorded in future periods following the Company’s adoption in the first quarter of 2006 of SFAS No. 123(R). Starting January 1, 2006, the Company must recognize compensation expense over the applicable vesting period related to awards that are granted on or after January 1, 2006, and related to the unvested portion of awards granted prior to January 1, 2006. Additionally, the Company believes this decision to accelerate the vesting of these stock options further enhances the Company’s focus on stockholder return and is in the best interest of the Company’s stockholders. The pro forma compensation expense for the year ended December 31, 2005, includes $8.3 million related to the acceleration of the vesting of 2.7 million options with a weighted average exercise price of $10.99.
      The Company is currently evaluating the impact of adopting SFAS No. 123(R); however, it believes the adoption of SFAS No. 123(R) will result in an additional expense ranging from $5.0 million to $7.0 million in 2006 (in addition to the expense recognition of the unamortized December 31, 2005 stock-based compensation balance of $9.4 million) based on options outstanding which have been granted through December 31, 2005. This estimated impact excludes the effect of any new options granted or terminations taking place subsequent to this date. The overall impact on the Company’s consolidated financial statements will be dependent on the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life. Accordingly, the actual stock based compensation expense may differ materially from the Company’s estimates. The pro-forma disclosures of the impact of SFAS No. 123 provided above may not be representative of the impact of adopting SFAS No. 123(R).

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In accordance with the provisions of SFAS 123, the fair value of each option or ESPP share is estimated using the following assumptions at the date of grant:

	2003	2Years	Ended December 31,05			2005

		ESPP		ESPP		ESPP
Weighted average fair value per option	$6.57	$1.59	$6.60	$2.05	$3.76	$1.91
Risk free interest rate	2.10%	2.94%	3.51%	1.70%	3.75%	3.05%
Expected life (years)	3.6	1.75	4.11	0.8	4.04	1.25
Expected stock price volatility	92%	88%	92%	87%	91%	88%
Dividend yield	—	—	—	—	—	—

Advertising and Market Development Costs
      Advertising and market development costs were charged to operations as incurred. Advertising and market development costs amounted to $38.9 million for the year ended December 31, 2005 of which $24.3 million was offset against revenue in accordance with Emerging Issues Task Force Issue No. 01-09, “EITF 01-09”, and $14.6 million was charged as an operating expense. Advertising and market development costs amounted to $34.7 million for the year ended December 31, 2004 of which $15.4 million was offset against revenue in accordance with EITF 01-09, and $19.3 million was charged as an operating expense. Advertising and market development costs amounted to $20.3 million for the year ended December 31, 2003 of which $11.3 million was offset against revenue in accordance with EITF 01-09, and $9.0 million was charged as an operating expense.
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

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Intangible Assets
      Intangible assets consist of goodwill and purchased patents. Patents are being amortized on a straight-line basis to operations over three years. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), on January 1, 2002. In accordance with SFAS No. 142, goodwill is no longer being amortized. Instead, goodwill is reviewed annually for impairment.

Product Warranties
      The Company provides warranties that range from one year for digital music players and the xD Picture Card to lifetime warranties for its professional products. The Company’s liability is limited at its option to replacement or rework of the product, plus any freight and delivery costs, or to refund the purchase price less any rebates. The Company usually provides a replaced or reworked product rather than a refund or credit to meet warranty obligations. This policy is necessary to protect its distributors, to improve customer satisfaction, and for competitive reasons. Additionally, it is the custom in Japan and Europe to provide this benefit.
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

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 3 — BALANCE SHEET DISCLOSURES (in thousands):
      Inventories consisted of the following:

	As of December 31,

	2004	2005

Raw materials	$16,981	$31,103
Controllers	9,848	4,969
Flash memory products	147,909	78,918
Ancillary products	2,917	2,065

	$177,655	$117,055

      Flash memory products included inventory on consignment at the Company’s customers of $22.9 million and $21.5 million at December 31, 2004 and December 31, 2005, respectively.
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

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

      The Company’s market development fund expenditures are used primarily to support product related promotional activities performed by its customers on its behalf. The Company accrues these expenses at the time the associated product revenue is recognized as sales and marketing expenses. However, to the extent that the fair market value of such promotional activities is not determined through independent valuation, the expense is recorded as a reduction in revenues.
      Deferred license revenue and product margin consisted of the following:

	As of December 31,

	2004	2005

Deferred license revenue	$691	$16,173
Deferred product margin	23,241	13,063

Deferred license revenue and product margin	23,932	29,236
Less: Amount classified as current liabilities	23,759	25,236

Deferred license revenue, net of current portion	$173	$4,000

NOTE 4 — NET INCOME (LOSS) PER COMMON SHARE (in thousands, except per share data):
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

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
historical basic and diluted net income (loss) per share is as follows (in thousands, except per common share amounts):

	Years Ended December 31,

	2003	2004	2005

Numerator:
Net income (loss)	$39,912	$(75,530)	$(36,188)

Denominator for net income (loss) per common share — basic:
Weighted average common shares outstanding	70,674	78,869	80,119
Weighted average unvested common shares subject to repurchase	(117)	—	—

Denominator for net income (loss) per common share — basic	70,557	78,869	80,119

Net income (loss) per common share — basic	$0.57	$(0.96)	$(0.45)

Denominator for net income (loss) per common share — diluted:
Denominator for net income (loss) per common share — basic	70,557	78,869	80,119
Incremental common shares attributable to exercise of outstanding stock options and warrants (assuming proceeds would be used to purchase common stock)	11,118	—	—
Weighted average unvested common shares subject to repurchase	117	—	—

Denominator for net income (loss) per common share — diluted	81,792	78,869	80,119

Net income (loss) per common share — diluted	$0.49	$(0.96)	$(0.45)

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
NOTE 5 — OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION
      The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”)
      During the fourth quarter of 2005, the Company determined that its revenues and operations had grown and diversified such that the Company could now determine two distinct operating segments driven by its revenue stream: (1) Retail and (2) OEM. In addition, the Company has license and royalty revenues.

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131, is the Company’s President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and cost of revenue.
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

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2004	2005

Retail	$349,030	$623,903	$639,965
OEM	45,532	50,702	196,721
License and royalty	17,703	7,066	16,037

Total revenues	412,265	681,671	852,723

Retail	271,901	603,132	573,295
OEM	34,916	41,725	181,875
License and royalty	—	—	—

Total cost of product revenues	306,817	644,857	755,170

Gross Margin
Retail	77,129	20,771	66,671
OEM	10,616	8,977	14,845
License and royalty	17,703	7,066	16,037

Total gross margin	105,448	36,814	97,553

Operating expenses:
Research and development	8,148	10,530	13,051
Sales and marketing	32,623	67,000	68,273
General administration	20,056	32,281	44,120

Total operating expenses	60,827	109,811	125,444

Net operating income (loss)	44,621	(72,997)	(27,891)
Other income (expense)	(523)	(1,180)	(2,824)

Net income (loss) before income taxes	44,098	(74,177)	(30,715)
Income Taxes	(4,186)	(1,353)	(5,473)

Net Income (Loss)	$39,912	$(75,530)	$(36,188)

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

      Regional revenues are reported according to the location of the customers who have purchased the Company’s products or licensed the Company’s technology.

	At December 31,

	2004	2005

Long-lived assets:
Property and equipment, net:
United States	$6,881	$9,708
Japan	101	16
Europe	451	947
Rest of the World	—	152

Total long-lived assets	$7,433	$10,823

NOTE 6 — SENIOR CONVERTIBLE NOTES PAYABLE
      On March 30, 2005, the Company issued $60.0 million in aggregate principal amount of 5.625% senior convertible notes due April 1, 2010 in a private offering (the “Notes”). On May 27, 2005 the Company issued an additional $10.0 million in aggregate principal amount of the Notes upon the exercise by the purchasers of their option to purchase such Notes under the same terms as the initial issuance. The Notes are unsecured senior obligations, ranking equally in right of payment with all of the Company’s existing and future unsecured senior indebtedness, and senior in right of payment to any future indebtedness that is expressly subordinated to the Notes.
      The Notes are convertible into shares of the Company’s common stock any time at the option of the holders of the Notes at a price equal to approximately $6.68 per share, subject to adjustment in certain circumstances, which represented a 30% premium over the closing price of the Company’s common stock of $5.14 on March 29, 2005. The indenture governing the Notes (the “Indenture”) provides that no holder of the Notes has the right to convert any portion of the Notes to the extent that, after giving effect to such conversion, such holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% of

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company’s common stock outstanding immediately after giving effect to such conversion. Interest on the Notes is payable on March 31 and September 30 of each year, beginning on September 30, 2005.
      The Notes are redeemable, in whole or in part, for cash at the Company’s option beginning on April 1, 2008 at a redemption price equal to the principal amount of the Notes being redeemed plus accrued but unpaid interest, if any, up to but excluding the redemption date; provided, however, that the Company may only exercise such redemption right if its common stock has exceeded 175% of the conversion price of the Notes for at least 20 trading days in the 30 consecutive trading days ending on the trading day prior to the date upon which the Company delivers the notice of redemption. Upon redemption, the Company will be required to make a payment equal to the net present value of the remaining scheduled interest payments through April 1, 2010.
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
      Upon the occurrence of an “event of default,” as defined in the Indenture, the holders of at least 25% in aggregate principal amount of the Notes or the trustee for the Notes under the Indenture shall have the right to cause the principal amount of the Notes to become due and payable immediately (except in certain events of bankruptcy, insolvency or the Company’s reorganization, in which case the principal amount of the Notes shall automatically become due and payable immediately).
      On a change in control in which less then 90% of the consideration consists of shares of capital stock or American Depository Shares that are (A) listed on, or immediately after the transaction or event will be listed on, the New York Stock Exchange or the American Stock Exchange, or (B) approved, or immediately after the transaction will be approved, for quotation on the Nasdaq National Market or the Nasdaq SmallCap Market and as result of such transaction or transactions the Notes become convertible into or exchangeable or exercisable for such publicly traded securities, the holders of the Notes will be entitled to additional consideration (the “Make-Whole Premium”) equal to the principal amount of the note to be converted divided by $1,000 and multiplied by the applicable number of shares of common stock ranging from 1.37 shares to 44.90 shares depending on the stock price on the effective date of the change of control and the effective date.
      Total cash proceeds from these issuances of the Notes aggregated $66.3 million, net of issuance costs of $3.7 million. The issuance costs are being amortized over the term of the Notes to April 1, 2010.

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 7 — SHORT TERM BANK BORROWINGS:
      In April 2004, the Company entered into a credit agreement with Wells Fargo Bank which enabled the Company to borrow up to $40.0 million under a revolving line of credit note. All advances under this revolving line of credit note were secured by the Company’s accounts receivable and other rights to payment, general intangibles, inventory, equipment and proceeds of the foregoing. The Company used the proceeds from this loan to fund working capital requirements. On February 28, 2005, the Company entered into a three-year asset based revolving credit facility arranged and agented by Wells Fargo Foothill with a maximum loan commitment of $80.0 million which replaced the previous facility. The actual amount available for borrowing depends upon the value of the Company’s North American accounts receivable base. At December 31, 2005 the amount available to the Company under this facility was $54.7 million of which the Company borrowed $54.7 million. This facility was fully repaid subsequent to December 31, 2005. Borrowings under this facility bear interest at the Company’s choice of one of two floating rates: either an annual rate equal to LIBOR plus 1.75 to 2.25 percentage points, depending on availability under the facility and the amount of its unrestricted cash, or an annual rate equal to the bank’s prime rate plus 0.25 to 0.75 percentage points, depending on availability under the facility and the amount of its unrestricted cash. At December 31, 2005, the annual interest rate for borrowings under the facility was 7.5 percent determined using the bank’s prime rate.
      The asset based credit facility with Wells Fargo Foothill is secured by substantially all of the Company’s property and assets (other than leased real property), including, but not limited to, inventories, accounts receivable, equipment, chattel paper, documents, instruments, deposit accounts, cash and cash equivalents, investment property, commercial tort claims and all proceeds and products thereof. The Company did not, however, grant a security interest in its intellectual property rights, including, but not limited to, copyrights, trademarks, patents and related rights, although the Company did grant a negative pledge on all such intellectual property rights. In addition, the Company pledged 65% of the common stock of each of its foreign subsidiaries as collateral to secure the asset-based facility.
      Pursuant to the credit agreement with Wells Fargo Foothill, the Company must comply with certain affirmative and negative covenants. The affirmative covenants include a restriction on capital expenditures of up to $3.5 million in any fiscal year and a requirement that the company reports losses before interest, tax, depreciation and amortization, commonly referred to as “EBITDA,” of not more than a loss of $22.5 million for the six months ended June 30, 2005, a loss of $18.2 million for the nine months ended September 30, 2005, a loss of $4 million for the year ended December 31, 2005 and a loss of not more than the loss in the immediately preceding period for any trailing twelve month period thereafter. However, as of December 31, 2005, the Company was not subject to the foregoing affirmative covenants because its qualified cash under the agreement was in excess of $40 million, the Company had raised capital in excess of $50 million since entering into the credit facility, and there were no uncured known defaults under the agreement. The Company was, however, in default of one of the financial reporting affirmative covenants. Subsequent to December 31, 2005, the Company provided the required financial reporting information and Wells Fargo Foothill has waived the default. The negative covenants with which the Company must comply include, among others: limitations on indebtedness; liens; distribution or disposal of assets; changes in the nature of its business; investments; mergers or consolidations with or into third parties; restriction on payment of dividends; transactions with affiliates; and modifications to material agreements in a manner materially adverse to the lender.
      Upon the occurrence of an event of default, the Company’s obligations under the credit facility may become immediately due and payable. Events of default include, among others, the Company’s failure to pay its obligations under the credit facility when due; the Company’s failure to perform any covenant set forth in the credit agreement; the attachment or seizure of a material portion of its assets; an insolvency proceeding is commenced by or against the Company; the Company is restrained from conducting any material part of its business; any judgment in excess of $250,000 is filed against the Company and not released, discharged, bonded against or stayed pending an appeal within 30 days; breach of any material warranty in the credit

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
agreement; breach or termination of a material contract; or the acceleration of, or default in connection with, any indebtedness involving an aggregate amount of $250,000 or more.
NOTE 8 — HEDGING:
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
NOTE 9 — INCOME TAXES:
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

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10 — STOCKHOLDERS’ EQUITY:

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

Common Stock

Warrants
      The following warrants to purchase common stock were outstanding at December 31, 2004 (in thousands, except per share amounts):

					Number of Shares
		Number of Shares			Outstanding at
	Exercise	(Common Stock	Black-Scholes		December 31,
Date Issued	Price	Equivalents)	Value Per Share	Reason	2003 and 2004

May-July 2000	$3.09	644	$4.712	Bridge financing	24
June-Sept. 2000	$8.00	345	$6.470	Bridge financing	17
					41
      All unexercised outstanding warrants expired on May 31, 2005.
      During the year ended December 31, 2003, warrants for the purchase of 1,093,580 shares at prices ranging from $1.00 to $8.00 per share (weighted average — $4.08) of common stock were exercised on a net basis resulting in the issuance of 768,686 shares of common stock. The fair value of the shares retired to effect the net purchases ranged from $5.44 to $21.10 per share (weighted average — $13.74) of common stock. No warrants were exercised in 2004. During the year ended December 31, 2005, warrants for the purchase of 24,271 shares at $3.09 per share of common stock were exercised on a net basis resulting in the issuance of 9,478 shares of common stock. The fair value of the shares retired to effect the net purchases was $5.07 per share of common stock.
NOTE 11 — STOCK OPTION PLANS:

The 1996 Stock Option/ Stock Issuance Plan
      The Company’s 1996 Stock Option/ Stock Issuance Plan is divided into three separate equity programs: the option grant program, the stock issuance program and the stock bonus program. Under the Plan, the exercise price per share of the stock options granted to employees, members of its Board of Directors or consultants may not be less than 85% (110% for a 10% stockholder) of the fair market value on the option grant date. Incentive options may only be granted to employees and the exercise price per share could not be less than 100% of the fair market value per share of its common stock on the option grant date.
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

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2000 Equity Incentive Plan
      On January 21, 2000, the Company’s Board of Directors adopted the 2000 Equity Incentive Plan subject to stockholder approval. The 2000 Equity Incentive Plan became effective on the date of the Company’s initial public offering and was amended in April 2004. The Plan is the successor to its 1996 Stock Option/ Stock Issuance Plan. The 2000 Equity Incentive Plan authorizes the award of options, restricted stock awards and stock bonuses.
      The exercise price of incentive stock options must be at least equal to the fair market value of the Company’s common stock on the date of grant. The exercise price of incentive stock options granted to 10% or greater stockholders must be at least equal to 110% of the fair market value of its common stock on the date of grant. The exercise price of nonqualified stock options must be at least equal to 85% of the fair market value of its common stock on the date of grant.
      The Company initially reserved 8,000,000 shares of common stock for issuance under the 2000 Equity Incentive Plan. The number of shares reserved for issuance under this plan was increased to include shares of its common stock reserved under the 1996 Stock Option/ Stock Issuance Plan that were not issued or subject to outstanding grants on the date of its initial public offering.
      The number of shares reserved for issuance under this plan is further increased to include:

•	any shares of common stock issued under the 1996 Stock Option/ Stock Issuance Plan that are repurchased by the Company at the original purchase price;

•	any shares of common stock issuable upon exercise of options granted under the 1996 Stock Option/ Stock Issuance Plan that expired or became unexercisable without having been exercised in full.
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
      Stock option activity under the 1996 Stock Option/ Stock Issuance Plan and the 2000 Equity Incentive Plan for the period from January 1, 2003 to December 31, 2005 is summarized below (in thousands, except per share amounts):

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Options Outstanding

	Shares Available	Number of	Exercise	Weighted Average
	for Grant	Shares	Price	Exercise Price

Balances, January 1, 2003	1,278	16,660	$0.08-8.00	$2.416
Additional shares reserved	3,318	—
Options granted	(5,250)	5,250	3.45-23.65	10.591
Options exercised	—	(4,463)	0.08-8.00	2.187
Options canceled	748	(748)	0.92-8.00	1.961

Balances, December 31, 2003	94	16,699	0.08-23.65	5.070
Additional shares reserved	3,902	—
Options granted	(4,150)	4,150	5.13-18.20	9.773
Options exercised	—	(960)	0.20-11.20	1.984
Options canceled	325	(325)	0.92-20.30	9.322

Balances, December 31, 2004	171	19,564	0.08-23.65	6.149
Additional shares reserved	3,962	—
Options granted	(2,493)	2,493	2.68-8.48	5.734
Options exercised	—	(1,193)	0.08-8.00	1.521
Options canceled	1,106	(1,106)	0.92-20.30	10.095

Balances, December 31, 2005	2,745	19,759	$0.20-23.65	$6.155

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

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Activity under the 2000 Employee Stock Purchase Plan for the period from January 1, 2003 to December 31, 2005 is summarized below (in thousands, except per share amounts):

	Shares		Weighted Average
	Reserved	Purchase Price	Purchase Price

Balance, January 1, 2003	1,466
Additional shares reserved	663
Shares purchased	(695)	$0.94-$4.11	$1.12

Balance, December 31, 2003	1,434
Additional shares reserved	780
Shares purchased	(236)	$1.98-$11.31	$5.08

Balance, December 31, 2004	1,978
Additional shares reserved	793
Shares purchased	(564)	$3.24-$3.26	$3.25

Balance, December 31, 2005	2,207

      The following table summarizes information about stock options outstanding at December 31, 2005 (shares in thousands):

				Number Exercisable
	Number	Weighted Average	Weighted Average	Not Subject to	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Repurchase	Exercise Price

$0.20-$2.00	3,740	5.31	$1.01	3,740	$1.01
$2.50-$2.69	3,065	6.59	$2.69	2,443	$2.68
$2.76-$5.50	2,724	6.43	$4.95	2,019	$4.96
$5.51-$9.56	5,698	8.42	$7.50	2,963	$8.40
$9.68-$11.20	3,925	7.54	$11.16	3,762	$11.18
$12.76-$23.65	607	8.01	$15.89	556	$15.83

	19,759			15,483

NOTE 12 — BENEFIT PLANS:
      For its United States employees, the Company has a 401(k) savings plan. Company matching under the plan is at the Company’s discretion. As of December 31, 2005, the Company had not made any matching contributions or discretionary contributions under the plan.
      Lexar Media, Ltd., the Company’s U.K. subsidiary, has a defined contribution shareholder pension plan available to its employees pursuant to statutory requirement. Under this pension plan, both employees and Lexar Media, Ltd. may make contributions into the pension plan. To date, contributions by Lexar Media, Ltd. into the pension plan have been insignificant.
      Lexar Hong Kong Ltd., the Company’s Hong Kong subsidiary has a retirement savings plan for its employees as mandated by statutory requirement. Under this plan, both employees and Lexar Hong Kong Ltd. must each make contributions of 5% of each employee’s income into the plan. To date, contributions by Lexar Hong Kong Ltd. have been insignificant.

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 13 — COMMITMENTS:
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
      Minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

Minimum
Years Ending December 31,	lease payments

2006	$1,413
2007	1,338
2008	1,109
2009	554
2010	290
Thereafter	1,087
Total minimum lease payments	$5,791
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
      The Company also has a supply agreement with UMC under which the Company purchases semiconductor wafers used by the Company in the manufacture of controllers. The purchase commitment for such wafers is generally restricted to a forecasted time horizon based on a rolling forecast of our anticipated purchase orders. This agreement expires on December 31, 2006 unless the agreement is extended. If the Company does not extend the agreement, the Company intends to continue to purchase wafers from UMC on a purchase order basis. The Company has also entered into a supply agreement with SMI, whereby SMI supplies the Company with controllers for certain of its digital media products. The Company is obligated to provide rolling forecasts to SMI and SMI has agreed to maintain a buffer stock to meet the Company’s needs. SMI also provides the Company with standard warranty and indemnity protections. This agreement runs through September 2007 and may be terminated by either party in the event of the other party’s bankruptcy or breach of the agreement.
      The Company depends on third party subcontractors for assembly and testing of its digital media products. The Company does not have long-term agreements with these subcontractors. Instead, the Company procures services from these subcontractors on a per-order basis. These third party subcontractors typically purchase certain components to be used in the manufacture and assembly of its digital media products. If the Company was to not use these components, these subcontractors may claim that the cost of these products is the Company’s responsibility.
      The Company enters into partnerships programs with companies for branded products. As part of these programs, the Company may have royalty programs based on sales, with targets in the agreements. If these targets are not met, the recourse may be termination of these programs, depending on the terms of the

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contract. The Company has entered into an exclusive multi-year agreement with Kodak under which the Company will manufacture and distribute a full range of branded memory cards. The management of the Kodak business could adversely affect the Company’s revenues and gross margins if the Company is, among other things, unable to:

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
      In the future, a meaningful portion of the Company’s revenue may be derived from sales of digital media under the Kodak brand. The Company has a number of obligations that the Company must fulfill under its agreement with Kodak to keep the license exclusive and to keep it in effect. These obligations include compliance with Kodak guidelines and trademark usage, customer satisfaction, and the requirement that the Company meets market share goals and target minimum royalty payments. As of December 31, 2005, the Company has not met these targets. As a result, Kodak may in the future have the right to make the Company’s license non-exclusive or to terminate the Company’s license in its entirety. If the Company was to lose the rights to sell products under the Kodak brand, its financial results could be significantly negatively impacted.
NOTE 14 — CONTINGENCIES:

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
      The Company has agreements whereby its directors and officers are indemnified for certain events or occurrences while the officer or director is serving at its request in such capacity. The maximum amount of future payment the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ insurance policy that reduces its exposure and enables us to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company did not record any liabilities for these agreements.

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation with Toshiba
      The Company is involved in three separate lawsuits with Toshiba as follows:

Lexar Media, Inc. v. Toshiba Corporation, Toshiba America, Inc. and Toshiba America Electronics Corporation
      On November 4, 2002, the Company filed a lawsuit in Santa Clara County Superior Court against Toshiba Corporation, Toshiba America, Inc. and Toshiba America Electronics Corporation (“TAEC”) alleging theft of trade secrets and breach of fiduciary duty. The Company later filed an amended complaint to add violation of California Business and Professions Code Section 17200 and to drop without prejudice claims against Toshiba America, Inc. The basis of the Company’s allegations were that since the Company’s inception in 1996, and including the period from 1997 through 1999 when Toshiba was represented on its Board of Directors, Toshiba had access to and was presented with details of its strategy as well as its methods of achieving high performance flash devices that Toshiba has now incorporated into its flash chips and flash systems.
      Trial began on February 7, 2005, and after a six-week trial, on March 23, 2005 the jury found that Toshiba Corporation and TAEC misappropriated the Company’s trade secrets and breached their fiduciary duty to the Company. The jury awarded the Company $255.4 million in damages for Toshiba’s misappropriation of trade secrets. The jury also awarded the Company $58.7 million in damages for Toshiba’s breach of fiduciary duty, $58.7 million in damages for TAEC’s breach of fiduciary duty and $8.2 million in prejudgment interest for breach of fiduciary duty. The jury also found Toshiba and TAEC’s breach of fiduciary duty was oppressive, fraudulent or malicious which supported an award of punitive damages. On March 25, 2005, the jury awarded an additional $84.0 million in punitive damages. The total of these awarded damages is over $465.0 million.
      On October 5, 2005, the Superior Court of the State of California entered a Statement of Decision in which it found that Toshiba engaged in unfair or unlawful competition, thereby violating California Business and Professions Code Section 17200. However, the Court declined the Company’s request to enter an injunction against Toshiba flash memory products that incorporate its trade secrets and further declined to order any additional monetary relief.
      On December 2, 2005, the Court issued an order granting defendants’ motion for a new trial on the economic and monetary awards for misappropriation of trade secrets and breach of fiduciary duty. The Court denied defendants’ motion for a new trial on all other grounds and also denied the motion for judgment notwithstanding the verdict. The effect of the Court’s order is that the jury’s damage award of approximately $465 million has been set aside and interest will not accrue on this amount.
      Both defendants and the Company have appealed the Court’s December 2, 2005 order. Defendants have appealed from those portions of the order that denies them a new trial on liability and denies their motion for judgment notwithstanding the verdict. The Company has appealed from that portion of the order that grants defendants a new trial on damages. Defendants have also protectively cross-appealed from the judgment, meaning that should the order granting a new trial on damages be set aside, the Court of Appeals would need to address aspects of the judgment that defendants challenge in that context. In all events, because of the parties’ cross appeals from the new trial order, the Court of Appeals will address both damages and liability issues presented by the jury’s verdict.
      If the briefing goes as expected, the Company expects that the Court of Appeals will hold argument on the appeals in the third or fourth quarter of 2007. There are a number of possible dispositions of the appeal, including an across-the-board affirmance of the order granting a new damages trial and denying defendants’ motion for judgment notwithstanding the verdict. If this occurs, and if the Supreme Court does not grant review of the Court of Appeal’s decision, the new damages trial would likely take place in the Santa Clara

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
County Superior Court in 2008. If the Supreme Court granted review, however, the appellate proceedings would likely not conclude until 2010, with a new damages trial possible thereafter.

Toshiba Corporation v. Lexar Media, Inc.; Lexar Media, Inc. v. Toshiba Corporation
      On November 1, 2002, Toshiba Corporation filed a lawsuit seeking declaratory judgment that Toshiba does not infringe the Company’s U.S. Patent Nos. 5,479,638; 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,141,249; 6,145,051; 6,172,906; 6,202,138; 6,262,918; 6,374,337; and 6,397,314 or that these patents are invalid. This suit was filed in the United States District Court for the Northern District of California. Toshiba does not seek monetary damages or an injunction in this action. The Company believes that Toshiba’s claims are without merit and are contesting this lawsuit vigorously.
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
      Claim construction in our litigation against Toshiba was held in August 2004. The Court issued a claim construction ruling on January 24, 2005. The Company believes that the claim construction ruling favorably construes the claims of the Company’s patents.
      This case has been coordinated for discovery purposes with the Company’s litigation against Pretec Electronics Corporation (“Pretec”), PNY Technologies, Inc. (“PNY”), Memtek Products, Inc. (“Memtek”) and C-One. Discovery has now commenced as to all defendants. The Lexar patents at issue in the first phase of the litigation will be Lexar’s U.S. Patent Nos. 5,479,638 entitled “Flash Memory Mass Storage Architecture Incorporation Wear Leveling Technique”; 6,145,051 entitled “Moving Sectors Within Block of Information in a Flash Memory Mass Storage Architecture”; 6,397,314 entitled “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash Memory Device”; 6,202,138 entitled “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash”; 6,262,918 entitled “Space Management For Managing High Capacity Nonvolatile Memory”; and 6,040,997 entitled “Flash Memory Leveling Architecture Having No External Latch.” The parties have now mutually dismissed with prejudice all claims regarding U.S. Patent No. 6,172,906.
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

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Toshiba Corporation v. Lexar Media, Inc.
      On January 13, 2003, Toshiba Corporation filed a lawsuit against the Company in the United States District Court for the Northern District of California, alleging that the Company infringes Toshiba’s U.S. Patent Nos. 5,546,351; 5,724,300; 5,793,696; 5,946,231; 5,986,933; 6,145,023; 6,292,850; and 6,338,104. On February 7, 2003, Toshiba Corporation filed an amended complaint and now alleges that the Company infringes Toshiba’s U.S. Patent Nos. 5,546,351; 5,724,300; 5,793,696; 5,946,231; 5,986,933; 6,094,697; 6,292,850; 6,338,104; and 5,611,067. In this action, Toshiba Corporation seeks injunctive relief and damages. Toshiba’s patents appear to primarily relate to flash components that the Company purchases from vendors who provide the Company with indemnification. On March 5, 2003, the Company filed an answer in which it is seeking a judgment that it does not infringe these patents or that they are invalid or unenforceable. The Company believes that Toshiba’s claims are without merit and intends to contest this lawsuit vigorously.
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

Litigation Against Fuji, Memtek and PNY
      On July 11, 2002, the Company filed a lawsuit in the United States District Court for the Eastern District of Texas against Fuji Photo Film USA (“Fuji”), Memtek and PNY for patent infringement. The Company alleged that the defendants infringe its U.S. Patent Nos. 5,479,638; 5,907,856; 5,930,815; 6,034,897; 6,134,151; 6,141,249; 6,145,051; and 6,262,918. The Company sought injunctive relief and damages against all defendants.
      On November 4, 2002, the Company filed an amended complaint against Fuji. In the amended complaint, the Company alleges that Fuji infringes U.S. Patent Nos. 5,479,638; 6,141,249; 6,145,051; 6,262,918; and 6,397,314 through the sale of its flash memory products and digital cameras. The Company is seeking injunctive relief and damages against Fuji, Memtek and PNY are no longer parties to this particular action. On December 9, 2002, Fuji filed an answer in which they sought declaratory relief that they do not infringe the five patents named in the suit as well as the Company’s U.S. Patent Nos. 5,907,856; 5,930,815; 6,034,897; and 6,134,151.
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

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On September 16, 2005, Fuji filed a lawsuit against the Company in the United States District Court for the Southern District of New York, alleging that certain of the Company’s flash cards infringe Fuji’s U.S. Patent No.’s 5,303,198; 5,386,539; and 5,390,148. In this action, Fuji seeks injunctive relief and damages.
      On February 14, 2006, the Court granted the Company’s motion to transfer this case to the United States District Court for the Northern District of California where it is now pending.
      The Company believes that Fuji’s claims are without merit and intends to contest this lawsuit vigorously. At this time, the Company is unable to reasonably estimate the possible range of loss for this proceeding and, accordingly, has not recorded any associated liabilities in its consolidated financial statements at December 31, 2005.

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
      On April 13, 2001, the Company filed an amended complaint in its litigation with Pretec and PNY, naming Memtek as an additional defendant. On June 26, 2001, the Court allowed the Company to file its second amended complaint in our litigation with Pretec and PNY, naming C-One as an additional defendant and adding the Company’s U.S. Patent No. 5,479,638 against all of the defendants. In this action the Company alleges that PNY and the other defendants infringe our U.S. Patent Nos. 5,479,638, 5,818,781, 5,907,856, 5,930,815 and 6,145,051. This suit is pending in the United States District Court for the Northern District of California. The Company is seeking injunctive relief and damages against all of the defendants.
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

Litigation With Willem Vroegh
      On February 20, 2004, an individual, Willem Vroegh, sued the Company, along with Dane-Elec Memory, Fuji, Eastman Kodak Company, Kingston Technology Company, Inc., Memorex, PNY, SanDisk Corporation, Verbatim Corporation, and Viking InterWorks, alleging that the description of the capacity of the parties’ flash memory cards is false and misleading under California Business and Professions Code Sections 17200 and 17500. The plaintiff has also asserted allegations for breach of contract, common law claims of fraud, deceit and misrepresentation; as well as a violation of the Consumers Legal Remedies Act, California Civil Code Sec. 175, all arising out of the same set of facts. Plaintiff seeks restitution, disgorgement, compensatory damages and injunctive relief and attorneys’ fees.
      In February 2006, the Company and other defendants entered into a settlement agreement with the plaintiffs, subject to approval by the Superior Court of the City and County of San Francisco, pursuant to which the defendants agreed to: (i) provide class members with either: (A) a cash refund equal to 5% of the purchase price for each flash memory device purchased; or (B) a 10% discount towards the purchase of a new flash memory device; and (ii) make disclosures on future packaging about the useable capacity of the defendants’ flash memory devices and (iii) pay up to $2,400,000 in the aggregate in attorneys’ fees and expenses to plaintiffs’ counsel. As of December 31, 2005, the Company estimated its portion of the attorney’s fees and expenses along with its estimate of the cost of the rebate or discount programs to the Company, in connection with the settlement.

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholder Litigation
      In March 2006, following the announcement of the Company’s agreement for the Company to be acquired by Micron Technology, Inc. in a stock-for-stock merger, the Company, along with its directors, were named as defendants in several lawsuits purporting to be class actions in the Superior Court for the State of California for the County of Alameda. Those actions are brought allegedly on behalf of a class of plaintiffs who are holders of our stock and assert claims that the defendants engaged in self-dealing and breached their fiduciary duties by agreeing to the merger. Two of the suits also name Micron as a defendant. The claims are based on allegations that, among other things, the consideration to be paid to stockholders in the proposed merger is unfair and inadequate. Plaintiffs seek, among other things, a declaration that the defendants have breached their fiduciary duties, injunctive relief (including enjoining the consummation of the transaction or rescinding the transaction if consummated), unspecified compensatory and/or rescissory damages, fees and costs, and other relief.
      The Company believes that the claims are without merit and intends to contest these lawsuits vigorously. At this time, the Company is unable to reasonably estimate the possible range of loss for these stockholder litigation matters and, accordingly, has not recorded any associated liabilities on its consolidated financial statements at December 31, 2005.
NOTE 15 — RELATED PARTY TRANSACTIONS:
      During the first quarter of 2004, the Company’s Executive Vice President, Engineering and Chief Technology Officer, repaid in cash an aggregate of approximately $0.5 million in outstanding principal and interest due under promissory notes held by the Company related to stock option exercises by such stockholder.
NOTE 16 — RECENT ACCOUNTING PRONOUNCEMENTS
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments”, (“SFAS No. 123(R)”). SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123(R) are effective for fiscal years beginning after June 15, 2005. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payments,” (“SAB 107”). SAB 107 expresses views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. Management is currently evaluating the impact of adopting SFAS No. 123(R). Based on options outstanding which have been granted through December 31, 2005, the Company estimates that additional compensation expense will range from $5.0 million to $7.0 million in 2006 (in addition to the expense recognition of the unamortized December 31, 2005 stock-based compensation balance of $9.4 million) due to the adoption of SFAS No. 123(R). This estimated impact excludes the effect of any new options granted or termination taking place subsequent to December 31, 2005. The overall impact on the Company’s consolidated financial statements will be dependent on the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life. Accordingly, actual stock-based compensation expense may differ materially from the Company’s current estimates.

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is required to be applied to reporting periods beginning after December 15, 2005. The Company does not expect the adoption of this FSP in the first quarter of 2006 will have a material impact on its consolidated financial statements.
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154’s retrospective application requirement replaces APB No 20’s (“Accounting Changes”) requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The requirements of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.
      In December 2004, the FASB issued SFAS No. 153 (“SFAS No. 153”), “Exchanges of Nonmonetary Assets — an amendment of Accounting Principles Board Opinion No. 29” (“APB No. 29” or the “Opinion”). The guidance in APB No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that gains or losses on exchanges of nonmonetary assets may be recognized based on the differences in the fair values of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle which allowed the asset received to be recognized at the book value of the asset surrendered. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for “exchanges of nonmonetary assets that do not have commercial substance”. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 should be applied prospectively, and are effective for the Company for nonmonetary asset exchanges occurring from the third quarter of 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in the Company’s first quarter of 2005. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.
      In March 2005, the FASB issued Interpretation No. 47, “Accounting of Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of the first reporting period ending after December 15, 2005. The adoption of FIN 47 in the fourth quarter of 2005 did not have a material impact on the Company’s consolidated financial statements.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“ARB No. 43, Chapter 4”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of

LEXAR MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4 previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company for inventory costs incurred beginning in 2006. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.
NOTE 17 — SUBSEQUENT EVENTS
      On March 8, 2006, the Company entered into a definitive merger agreement with Micron Technology, Inc. and a wholly owned subsidiary of Micron. The merger agreement provides that, upon the terms and subject to the conditions provided in the merger agreement, Micron’s subsidiary will merge with and into the Company, with the Company being the surviving corporation of the merger. As a result of the merger: (i) the Company will become a wholly owned subsidiary of Micron; and (ii) each outstanding share of the Company’s common stock will be converted into the right to receive 0.5625 shares of Micron common stock and Micron will assume stock options held by employees of the Company at the closing date with a per share exercise price of $9.00 or lower.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

ITEM 9A	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined as a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K/ A, concluded that, as a result of the material weaknesses discussed below in “Management’s Report on Internal Control Over Financial Reporting,” our disclosure controls and procedures were not effective.
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
      Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based upon the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, management determined the following material weaknesses existed in our internal control over financial reporting.

•	Revenue recognition: We did not maintain effective controls to ensure revenue and deferred revenue were accurately recorded in accordance with generally accepted accounting principles. Specifically, we did not maintain effective controls to accurately: (i) account for all price reductions and promotional commitments, including rebate programs offered to customers; (ii) record deferred revenue based on actual sales price and inventory movements; (iii) record revenue and inventory adjustments for returns of product by customers; and (iv) record concessions provided to certain customers as a reduction of revenue.

•	Accounting for Inventory: We did not maintain effective controls over the existence and valuation of inventory. Specifically, we did not maintain effective controls to: (i) accurately track, confirm and reconcile inventory movements to ensure the timely recognition of cost of product revenues; (ii) ensure the existence of inventory and the appropriate valuation of returned inventory; (iii) identify and accurately adjust inventory for excess and slow moving products or components and record necessary write-downs of inventory to lower of cost or market; and (iv) accurately accrue for the obligations to purchase inventory at costs in excess of net realizable value.

      These control deficiencies resulted in audit adjustments to revenues, accounts receivable, cost of product revenues, deferred revenue, sales related accruals, inventory and inventory valuation reserves and related accruals in our 2005 consolidated financial statements. Additionally, these control deficiencies could result in the misstatement of the aforementioned accounts that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.
      Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria in Internal Control — Integrated Framework issued by the COSO.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
      During the fourth quarter ended December 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Remediation Initiatives
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

ITEM 9B     OTHER INFORMATION
      None.
PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors
      The following table sets forth certain information regarding our board of directors as of March 29, 2006:

			Director	Term
Name of Director	Age	Principal Occupation	Since	Expires

William T. Dodds	58	Vice President of The Woodbridge Company Limited; Vice President and Secretary of Thomvest Holdings LLC	1998	2008
Petro Estakhri	48	Chief Technology Officer and Executive Vice President, Engineering of Lexar	1997	2006
Robert C. Hinckley	58	Consultant and adviser	2003	2006
Brian D. Jacobs	44	General partner of Emergence Capital Partners	1998	2008
Charles E. Levine	53	Director	2004	2007
Eric B. Stang	46	President, Chief Executive Officer and Chairman of the board of directors of Lexar	2000	2008
Mary Tripsas	44	Assistant Professor at the Harvard Business School	2003	2007
      William T. Dodds has served as a member of our board of directors since February 1998. Since February 1980, Mr. Dodds has been a Vice President of The Woodbridge Company Limited, a Toronto, Canada based holding company. The Woodbridge Company Limited owns a majority interest in The Thomson Corporation, an information publishing company. Mr. Dodds is also Vice President and Secretary of Thomvest Holdings LLC, a venture capital firm. Mr. Dodds also serves on the boards of directors of several private companies. Mr. Dodds holds a B.A. in economics from the University of Waterloo and has a Canadian Chartered Accountant’s Designation. Mr. Dodds is the chairperson of our audit committee.
      Petro Estakhri has served as our Chief Technology Officer since April 1999 and as our Executive Vice President, Engineering since August 1997. Mr. Estakhri has served as a member of our board of directors since August 1997, and was the Chairman of our board of directors from August 1997 to July 2001. Mr. Estakhri also served as our Vice President, Systems from September 1996 to August 1997. From January 1993 to August 1996, Mr. Estakhri served as the Senior Director of Mass Storage Controller Engineering at Cirrus Logic, Inc., a supplier of semiconductors for Internet entertainment electronics. Mr. Estakhri is a co-author of many patents related to magnetic media, flash storage controller and systems architecture. Mr. Estakhri holds a B.S. and an M.S. in electrical and computer engineering from the University of California at Davis.
      Robert C. Hinckley has served as a member of our board of directors since April 2003. Since October 2001, Mr. Hinckley has been independently employed. From September 1999 to October 2001, Mr. Hinckley served as an adviser to Xilinx, Inc., a supplier of programmable logic solutions. From November 1991 to September 1999, Mr. Hinckley was Vice President, Strategic Plans and Programs, General Counsel and Secretary of Xilinx, and in 1994 was the company’s Chief Operating Officer. From 1988 to 1990, Mr. Hinckley was the Senior Vice President and Chief Financial Officer of Spectra Physics, Inc., a supplier of laser products. Mr. Hinckley serves on the boards of directors of several private companies. Mr. Hinckley holds a B.S. in engineering from the U.S. Naval Academy and a J.D. from Tulane University Law School.

Mr. Hinckley is a member of our audit committee and the chairperson of our governance and nominating committee.
      Brian D. Jacobs has served as Lead Director of our board of directors since March 2003 and as a member of our board of directors since February 1998. Mr. Jacobs is the founder and Managing General Partner of Emergence Capital Partners, a venture capital firm. Prior to founding Emergence Capital Partners in January 2003, Mr. Jacobs was a general partner and Executive Vice President of St. Paul Venture Capital, Inc., a venture capital firm, since 1992. Mr. Jacobs serves on the boards of directors of several private companies. Mr. Jacobs hold a B.S. and an M.S. in mechanical engineering from the Massachusetts Institute of Technology and an M.B.A. from Stanford University. Mr. Jacobs is the chairperson of our compensation committee and a member of our governance and nominating committee.
      Charles E. Levine has served as a member of our board of directors since June 2004. Mr. Levine retired in September 2002 from his position as President of Sprint PCS, a wireless communications company. From January 1997 to September 2002, Mr. Levine held various positions with Sprint PCS. From October 1994 to September 1996, he served as President of Octel Link, a voice mail equipment and services provider, and as a Senior Vice President of Octel Services, a provider of voice systems services. Mr. Levine also serves on the boards of directors of At Road, Inc., a wireless applications provider, Sierra Wireless Inc., a wireless solutions provider, Somera Communications, a provider of telecommunications infrastructure equipment and services, and Viisage Technology Inc., a biometrics and computer networks company. Mr. Levine holds a B.A. in economics from Trinity College and an M.B.A. from the Kellogg School of Management at Northwestern University. Mr. Levine is a member of our audit committee and our compensation committee.
      Eric B. Stang has served as the Chairman of our board of directors since April 2003, as President and Chief Executive Officer since July 2001 and as a member of our board of directors since January 2000. Mr. Stang previously served as our Chief Operating Officer from the time he joined us in November 1999 until July 2001. From June 1998 to November 1999, Mr. Stang was Vice President and General Manager of the Radiation Therapy Products Division of ADAC Laboratories, a medical equipment and software company. From April 1990 to May 1998, he worked for Raychem Corporation, a material science company, where his last position was Director of Operations and Division Manager, Materials Division. Prior to joining Raychem, Mr. Stang co-founded Monitor Company Europe Limited, an international strategic consulting firm, and worked for McKinsey & Company as a management consultant. Mr. Stang holds a B.A. in economics from Stanford University and an M.B.A. from the Harvard Business School.
      Mary Tripsas has served as a member of our board of directors since April 2003. Since July 1999, Ms. Tripsas has been an Assistant Professor of Business Administration at the Harvard Business School. From July 1995 to June 1996, Ms. Tripsas was a lecturer, and from July 1996 to June 1999, an Assistant Professor of Management at the Wharton School at the University of Pennsylvania. Ms. Tripsas holds a B.S. from the University of Illinois at Urbana, an M.B.A. from the Harvard Business School and a Ph.D. from the MIT Sloan School of Management. Ms. Tripsas is a member of our compensation committee and our governance and nominating committee.

Executive Officers
      The following table sets forth information regarding our executive officers as of March 29, 2006, except for Messrs. Stang and Estakhri whose biographical information is set forth above under “Directors”:

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
      Mark W. Adams joined Lexar as Chief Operating Officer in January 2006. Mr. Adams was most recently Vice President of Sales and Marketing at Creative Labs, Inc., a provider of digital entertainment products. Mr. Adams joined Creative Labs in January 2003 and was responsible for the company’s business in the Americas region. Previously, he was Chief Executive Officer of Coresma Inc., a designer and marketer of broadband access systems and consumer premise devices for cable networks, from March 2000 to December 2002, and prior to that Vice President of Sales for Creative Labs from April 1999 to March 2000 in his first tenure with the company. Mr. Adams holds a B.S. in economics from Boston College and a M.A. in business administration from Harvard University.
      Michael P. Scarpelli joined Lexar as Executive Vice President and Chief Financial Officer in January 2006. Most recently, Mr. Scarpelli was Chief Financial Officer, Treasurer, Senior Vice President of Administration and Secretary of HPL Technologies, Inc., a provider of yield management software and test chip solutions, from July 2002 until its acquisition by Synopsys, Inc. in December 2005. Mr. Scarpelli joined HPL in January 2002 as Vice President of Corporate Development, responsible for HPL’s mergers and acquisitions function. Prior to joining HPL, Mr. Scarpelli was an auditor with PricewaterhouseCoopers LLP from 1989, and an audit partner beginning in 1998. Mr. Scarpelli holds a B.A. in economics from the University of Western Ontario and is a Certified Public Accountant and a Chartered Accountant.
      Eric S. Whitaker has served as our Executive Vice President, Corporate Strategy since January 2005 and as our General Counsel and Corporate Secretary since April 2000. Mr. Whitaker previously served as our Director of Legal Affairs from December 1999 until April 2000, as our Vice President, Technology Licensing from November 2000 through April 2004 and as our Vice President, Corporate Strategy from April 2004 through January 2005. From October 1995 to December 1999, Mr. Whitaker was in private law practice with Latham & Watkins LLP. Mr. Whitaker holds a B.A. in politics from Princeton University and a J.D. from Stanford Law School.
Audit Committee and Audit Committee Financial Expert
      We have a separately-designated audit committee of the board of directors. The current members of the audit committee are William T. Dodds, Robert C. Hinckley and Charles E. Levine. Mr. Levine was appointed to the audit committee in June 2005 in connection with the rotation of Mary Tripsas from the audit committee. Messrs. Dodds, Hinckley and Levine are each independent directors as defined in the Securities Exchange Act of 1934, as amended, and applicable rules of The Nasdaq Stock Market. Our board of directors has determined that Messrs. Dodds and Hinckley are each an “audit committee financial expert” as defined by SEC rules.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16 of the Securities Exchange Act requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. SEC regulations also require these persons to furnish us with a copy of all Section 16(a) forms they file. Based solely on our review of the copies of the forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2005, with the exception of Eric Stang, who filed a Form 5 for an option to purchase 200,000 shares of common stock granted in June 2005 which was not timely reported on a Form 4; Petro Estakhri, who filed a Form 5 for an option to purchase 200,000 shares of common stock granted in June 2005 which was not timely reported on a Form 4; and Eric Whitaker, who filed a Form 5 for an option to purchase 125,000 shares of common stock granted in June 2005 which was not timely reported on a Form 4.
Code of Ethics
      We and our board of directors are committed to promoting high standards of ethical business conduct. Our Code of Conduct and Ethics is applicable to all of the representatives of our company, including our executive officers and all other employees of our company and our subsidiary companies, as well as to our directors. A copy of our Code is available on the governance section of the investor relations page of our website (www.lexar.com). Any substantive amendments to the Code and any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC or Nasdaq Stock Market rules will be disclosed on our website. Please note that none of the information on our website is incorporated by reference in this document.
Stockholder Recommendation of Board Nominees
      Since the date of our proxy statement in connection with our 2005 Annual Meeting of Stockholders, there have been no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION
Summary Compensation Table
      The following table presents information about the compensation awarded to, earned by or paid to (1) our Chief Executive Officer, and (2) our three other executive officers as of December 31, 2005 whose salary and bonus for fiscal 2005 was more than $100,000. We do not grant stock appreciation rights and have no long-term compensation benefits other than stock options.
Summary Compensation Table

							Long-Term
							Compensation
							Awards
		Annual Compensation(1)
							Securities
						Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary		Bonus(2)		Compensation	Options	Compensation

Eric B. Stang	2005	$400,000		$308,000		$—	200,000	$—
President, Chief Executive	2004	414,423		8,250		—	220,000	—
Officer and Chairman of	2003	371,154		357,423		—	1,000,000	—
the Board of Directors
Petro Estakhri	2005	400,000		308,000		—	200,000	—
Chief Technology Officer	2004	414,423		8,250		—	200,000	—
and Executive Vice	2003	372,116		357,442		—	700,000	—
President, Engineering
Brian T. McGee	2005	240,000		4,800		—	60,000	—
Former Vice President,	2004	247,692		44,892		—	150,000	—
Corporate Development and	2003	119,231	(3)	142,385		—	430,000	—
former Chief Financial Officer
and Vice President, Finance
Eric S. Whitaker	2005	300,000		306,000	(4)	—	125,000	—
Executive Vice President,	2004	309,616		106,115		—	150,000	—
Corporate Strategy, General	2003	249,039		154,981		—	400,000	—
Counsel and Corporate Secretary

(1)	In accordance with SEC rules, the compensation described in this table does not include certain perquisites and other personal benefits received by the named executive officers that do not exceed the lesser of $50,000 or 10% of any such officer’s salary and bonus disclosed in this table.

(2)	These amounts include supplemental payments made by us to our employees, including the named executive officers, in an amount equal to approximately 2% of each such employee’s annual salary. Such amounts can be used, at each employee’s discretion, to pay for a variety of health benefits that we offer to our employees.

(3)	Mr. McGee joined us on May 19, 2003. Mr. McGee’s initial annual base salary was $200,000.

(4)	Includes $100,000 in discretionary incentive compensation paid to Mr. Whitaker.
Option Grants in Fiscal 2005
      The following table sets forth grants of stock options made during 2005 to each executive officer named in the Summary Compensation Table. In accordance with SEC rules, the table sets forth the hypothetical gains or “option spreads” that would exist for the options at the end of their respective terms based on assumed annual rates of compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. The 5% and 10% assumed annual rates of stock price appreciation do not reflect our estimate or projections of future stock price growth. Actual gains, if any, on option exercises depend on the future performance of our common stock and overall market conditions. The potential realizable values shown in this table may never be achieved.
      Specifically, potential realizable values are calculated by:

•	Multiplying the number of shares of common stock subject to a given option by the exercise price per share of our common stock on the date of grant;

•	Assuming that the aggregate option exercise price derived from that calculation compounds at the annual 5% or 10% rates shown in the table for the entire ten-year term of the option; and

•	Subtracting from that result the aggregate option exercise price.
Option Grants in Fiscal 2005

					Potential Realizable
	Individual Grants				Value at Assumed
					Annual Rates of
	Number of	Percent of			Stock Price
	Securities	Total Options			Appreciation for
	Underlying	Granted to	Exercise		Option Term
	Options	Employees in	Price per	Expiration
Name	Granted(1)	2005(2)	Share	Date	5%	10%

Eric B. Stang	200,000	8.45%	$5.68	06/09/15	$714,424	$1,810,491
Petro Estakhri	200,000	8.45	5.68	06/09/15	714,424	1,810,491
Brian T. McGee	60,000	2.53	5.68	06/09/15	214,327	543,147
Eric S. Whitaker	125,000	5.28	5.68	06/09/15	446,515	1,131,557

(1)	The options shown in the table were granted at fair market value, are incentive stock options (to the extent permitted under the Internal Revenue Code) and will expire ten years from the date of grant. The shares vest and become exercisable as to 12.5% of the shares on the six-month anniversary of the date of grant, and an additional 1/48th of the total number of shares vest and become exercisable each month thereafter so long as the executive officer remains employed by us. Options are subject to earlier termination upon termination of the option holder’s employment and to acceleration of vesting in connection with a change in control of Lexar, as described in “Employment Contracts, Termination of Employment and Change-In-Control Arrangements.”

(2)	The percentage of total options granted to employees in 2005 is based on options to purchase an aggregate of 2,368,150 shares of our common stock granted to employees during 2005.
Aggregated Option Exercises in Fiscal 2005 and Fiscal Year-End Option Values
      The following table sets forth for each executive officer named in the Summary Compensation Table: (1) the number of shares covered by both exercisable and unexercisable stock options as of December 30, 2005 and (2) the value of “in-the-money” stock options. None of the executive officers named in the Summary Compensation Table exercised stock options during 2005.

			Number of
			Securities Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money Options
	Shares		Fiscal Year-End(1)		at Fiscal Year-End(2)(3)
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Eric B. Stang	—	—	1,921,377	316,666	$4,159,544	$1,224,746
Petro Estakhri	—	—	3,363,923	336,077	14,916,248	1,224,752
Brian T. McGee	—	—	435,348	204,652	651,884	479,917
Eric S. Whitaker	—	—	1,203,297	201,703	3,415,308	442,479

(1)	On December 7, 2005, our board of directors approved the acceleration of the vesting of all then-outstanding stock options held by our employees, including our executive officers, with an exercise price above $9.50 such that these options became immediately exercisable as of December 7, 2005. In connection with such vesting acceleration and in order to preserve the long-term incentive characteristic of these stock options, we imposed restrictions on the resale of the underlying shares acquired upon exercise of the options such that the underlying shares may not be sold, transferred, encumbered or “hedged” until the option would otherwise have vested pursuant to the original vesting terms. The decision to accelerate the vesting of these stock options was made primarily to reduce compensation expense that otherwise would be recorded in future periods following our adoption in the first quarter of 2006 of SFAS No. 123(R), “Share-Based Payment.”

(2)	Represents the positive difference between the exercise price of the outstanding stock option and the fair market value of the shares subject to the option as of December 30, 2005.

(3)	The fair market value is based on $8.21 per share, which was the closing price of our common stock as reported on the Nasdaq National Market on December 30, 2005.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements
      All of our employees are at-will employees, which means that either we or our employees may terminate the employment relationship at any time for any reason.
      Eric B. Stang. We entered into an employment offer letter on November 8, 1999 with Eric B. Stang, our President and Chief Executive Officer and former Chief Operating Officer. This letter established Mr. Stang’s initial annual base salary at $200,000 and his eligibility for a bonus based upon his achievement of specified performance goals. Mr. Stang’s annual base salary for 2005 was $400,000. The offer letter also provided for Mr. Stang’s election to the board of directors.
      Following Mr. Stang’s appointment as our President and Chief Executive Officer on July 19, 2001, we entered into a retention agreement with Mr. Stang on October 22, 2001 that was effective as of September 1, 2001. Pursuant to the terms of this retention agreement, if we terminate Mr. Stang’s employment without cause or if he voluntarily resigns following a constructive termination event in the absence of a change in control, we must continue to pay his base salary and medical and life insurance benefits for twelve months. In addition, we must pay him his annual target bonus of 50% of his salary, pro-rated up to the date of termination, provided that he would have earned such bonus absent his termination. Additionally, all stock options or restricted stock granted to or purchased by him on or before September 1, 2001 will vest immediately, followed by a 12 month period during which the options may be exercised. With respect to any stock options granted after September 2, 2001, Mr. Stang will receive an additional 24 months of vesting, followed by a 12 month period during which the options may be exercised. Mr. Stang will also be entitled to retain any cellular phone, notebook computer and camera equipment as then currently provided to him immediately prior to his termination. Finally, Mr. Stang will have 18 months within which to repay any outstanding notes that he entered into with us.
      The retention agreement also provides that, in the event of a change in control of Lexar, Mr. Stang will receive a cash bonus of $260,000. In addition, 25% of all unvested stock options and restricted stock granted to or purchased by Mr. Stang prior to the change in control will vest immediately and shall remain exercisable (1) for six months following such acceleration or (2) pursuant to the terms of the original grant agreement, whichever period is greater. The remaining 75% of such unvested stock options and restricted stock shall vest nine months after the change in control and shall remain exercisable (1) for six months following such acceleration or (2) pursuant to the terms of the original grant agreement, whichever period is greater. In addition, if, during the period commencing one month prior to the change in control of Lexar and continuing for 18 months thereafter, Mr. Stang is terminated without cause or voluntarily resigns following a constructive termination event, he will receive his base salary and medical and life insurance benefits for 15 months. In addition, he will receive his annual target bonus of 50% of his salary, pro-rated up to the date of termination, regardless of whether he would have earned any such bonus prior to his termination. Additionally, all stock options and restricted stock granted to or purchased by him after the change in control will vest immediately, followed by a six-month period during which the options may be exercised. Mr. Stang will also be entitled to retain any cellular phone, notebook computer and camera equipment as then currently provided to him immediately prior to his termination. Furthermore, Mr. Stang will have 18 months within which to repay any outstanding notes that he entered into with us. Finally, in the event that any portion of the amounts payable to Mr. Stang is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, we will pay him the amount, not to exceed $150,000, necessary to place him in the same after-tax position as he would have been in had no excise tax been imposed.

      Petro Estakhri. We entered into an employment agreement on September 19, 1996 with Petro Estakhri, our Chief Technology Officer and Executive Vice President, Engineering. This agreement established Mr. Estakhri’s initial annual base salary at $125,000. Mr. Estakhri’s annual base salary for 2005 was $400,000.
      On November 9, 2001, we entered into a retention agreement with Mr. Estakhri that was effective as of September 1, 2001. Pursuant to the terms of this retention agreement, if we terminate Mr. Estakhri’s employment without cause or if he voluntarily resigns following a constructive termination event in the absence of a change in control, we must continue to pay his base salary and medical and life insurance benefits for 12 months. In addition, we must pay him his annual target bonus of 50% of his salary, pro-rated up to the date of termination, provided that he would have earned such bonus absent his termination. Additionally, all stock options granted to him on or before September 1, 2001 will vest immediately, followed by a 12 month period during which the options may be exercised. With respect to any stock options granted after September 2, 2001, Mr. Estakhri will receive an additional 18 months of vesting, followed by a 12 month period during which the options may be exercised. Mr. Estakhri will also be entitled to retain any cellular phone and notebook computer as then currently provided to him immediately prior to his termination. Finally, Mr. Estakhri will have 18 months within which to repay any outstanding notes that he entered into with Lexar.
      The retention agreement also provides that, in the event of a change in control of Lexar, Mr. Estakhri will receive a cash bonus of $325,000. In addition, 25% of all unvested stock options and restricted stock granted to or purchased by Mr. Estakhri prior to the change in control will vest immediately and shall remain exercisable (1) for six months following such acceleration or (2) pursuant to the terms of the original grant agreement, whichever period is greater. The remaining 75% of such unvested stock options and restricted stock shall vest nine months after the change in control and shall remain exercisable (1) for six months following such acceleration or (2) pursuant to the terms of the original grant agreement, whichever period is greater. In addition, if, during the period commencing one month prior to the change in control of Lexar and continuing for 18 months thereafter, Mr. Estakhri is terminated without cause or voluntarily resigns following a constructive termination event, he will receive his base salary for 15 months and medical and life insurance benefits for 12 months. In addition, he will receive his annual target bonus of 50% of his salary, pro-rated up to the date of termination, regardless of whether he would have earned any such bonus prior to his termination. Additionally, all stock options granted to or purchased by him before or after the change in control and all restricted stock purchased by him after the change in control will vest immediately, followed by a six-month period during which the options may be exercised. Mr. Estakhri will also be entitled to retain any cellular phone and notebook computer as then currently provided to him immediately prior to his termination. Furthermore, Mr. Estakhri will have 18 months within which to repay any outstanding notes that he executed with Lexar. Finally, in the event that any portion of the amounts payable to Mr. Estakhri is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, we will pay him the amount, not to exceed $150,000, necessary to place him in the same after-tax position as he would have been in had no excise tax been imposed.
      Brian T. McGee. We entered into an employment offer letter on April 21, 2003 with Mr. McGee for him to serve as our Vice President, Finance and Chief Financial Officer. This employment offer letter established Mr. McGee’s initial annual base salary at $200,000 and his eligibility for a bonus based upon his achievement of specified performance goals. Mr. McGee’s annual salary for 2005 was $240,000. The terms of this offer letter provided that, if we terminate Mr. McGee’s employment without cause, we must continue to pay his base salary for six months. The offer letter also provides that, in the event of a change in control of Lexar, 50% of all unvested stock options granted to Mr. McGee will vest upon the earlier to occur of (1) Mr. McGee’s termination without cause following a change in control or (2) the nine month anniversary of the change in control.
      On January 16, 2006, in connection with the transition of Mr. McGee from Vice President, Finance and Chief Financial Officer to Vice President, Corporate Development, we entered into an amendment to Mr. McGee’s offer letter. Pursuant to the terms of this amendment, if we terminate Mr. McGee’s employment without cause before August 1, 2006 or if he voluntarily resigns between May 1, 2006 and August 1, 2006, we must continue to pay his base salary and medical and life insurance benefits for six months. In addition, we must pay him six months of his annual target bonus of 40% of his salary. Additionally, the stock option granted to him on May 20, 2003 will vest immediately, followed by a three-month period during which the option may be exercised.
      Mr. McGee’s employment with us terminated on March 24, 2006.
      Eric S. Whitaker. We entered into an employment offer letter on December 17, 1999 with Eric S. Whitaker for him to serve as our Assistant General Counsel and Director of Legal Affairs. Mr. Whitaker has served as our General Counsel and Corporate Secretary since April 2000, our Vice President, Technology Licensing from November 2000 to January 2005 and our Executive Vice President, Corporate Strategy since January 2005. This offer letter established Mr. Whitaker’s initial annual base salary at $125,000 and his eligibility for a bonus based upon his achievement of specified performance goals. Mr. Whitaker’s annual base salary for 2005 was $300,000.
      On October 22, 2001, we entered into a retention agreement with Mr. Whitaker that was effective as of September 1, 2001. Pursuant to the terms of this retention agreement, if we terminate Mr. Whitaker’s employment without cause or if he voluntarily resigns following a constructive termination event in the absence of a change in control, we must continue to pay his base salary and medical and life insurance benefits for six months. In addition, we must pay him his annual target bonus of 40% of his salary, pro-rated up to the date of termination, provided that he would have earned such bonus absent his termination. Additionally, with respect to all stock options or restricted stock granted to or purchased by Mr. Whitaker as of the date of his termination, he will be granted an additional twelve months of vesting, followed by a 12 month period during which the options may be exercised. Mr. Whitaker will also be entitled to retain any cellular phone, notebook computer and camera equipment as then currently provided to him immediately prior to his termination. Finally, Mr. Whitaker will have 18 months within which to repay any outstanding notes that he entered into with Lexar.
      The retention agreement also provides that, in the event of a change in control of Lexar, Mr. Whitaker will receive a cash bonus of $125,000. In addition, 25% of all unvested stock options and restricted stock granted to or purchased by Mr. Whitaker prior to the change in control will vest immediately and shall remain exercisable (1) for six months following such acceleration or (2) pursuant to the terms of the original grant agreement, whichever period is greater. The remaining 75% of such unvested stock options and restricted stock shall vest nine months after the change in control and shall remain exercisable (1) for six months following such acceleration or (2) pursuant to the terms of the original grant agreement, whichever period is greater. In addition, if, during the period commencing one month prior to the change in control of Lexar and continuing for 18 months thereafter, Mr. Whitaker is terminated without cause or voluntarily resigns following a constructive termination event, he will receive his base salary and medical and life insurance benefits for 12 months. In addition, he will receive his annual target bonus of 40% of his salary, pro-rated up to the date of termination, regardless of whether he would have earned any such bonus prior to his termination. Additionally, all stock options or restricted stock granted to or purchased by him as of the date of his termination will vest immediately, followed by a six-month period during which the options may be exercised. Mr. Whitaker will also be entitled to retain any cellular phone and notebook computer as then currently provided to him immediately prior to his termination. Furthermore, Mr. Whitaker will have 18 months within which to repay any outstanding notes that he entered into with us. Finally, in the event that any portion of the amounts payable to Mr. Whitaker is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, we will pay him the amount, not to exceed $150,000, necessary to place him in the same after-tax position as he would have been in had no excise tax been imposed.
      On January 17, 2006, we entered into an amendment to the retention agreement with Mr. Whitaker. In exchange for Mr. Whitaker’s agreement to remain an employee of Lexar and to provide at least 100 hours of consulting services to Lexar for a six-month period following his resignation, if Mr. Whitaker voluntarily resigns following June 1, 2006, we will provide him the same benefits to which he would otherwise be entitled under his retention agreement for involuntary termination without cause or his voluntary resignation after a constructive termination event.
      Michael P. Scarpelli. We entered into an employment offer letter on December 22, 2005 with Michael P. Scarpelli for him to serve as our Executive Vice President, Finance and Chief Financial Officer. This

employment offer letter established Mr. Scarpelli’s initial annual base salary at $260,000 and his eligibility for a bonus based upon his achievement of specified performance goals.
      Pursuant to the terms of this offer letter, if we terminate Mr. Scarpelli’s employment without cause, we must continue to pay his base salary for six months. In addition, if we terminate Mr. Scarpelli’s employment without cause absent a change in control of Lexar, 50% of all unvested stock options granted to Mr. Scarpelli will vest as of the date of his termination.
      The offer letter also provides that, at the effective time of a change in control of Lexar, and provided that Mr. Scarpelli continues in the employment of the acquiring company, as set forth in the 2000 Equity Incentive Plan, 25% of the unvested portion of the options to purchase 250,000 shares of Lexar common stock granted to Mr. Scarpelli in accordance with the offer letter will accelerate and become immediately exercisable. If Mr. Scarpelli is terminated without cause within one year of the effective time of the change in control, an additional 25% of the unvested shares subject to such stock option (making 50% in total) will accelerate and become immediately exercisable. In addition, if the effective time of the change in control is before January 16, 2007 (Mr. Scarpelli’s one-year anniversary with Lexar) and Mr. Scarpelli’s vested options at the effective time of the change in control do not represent at least $200,000 of gain to him, Mr. Scarpelli will receive a cash payment equal to the amount required to provide him with a total gain of $200,000.
      Mark W. Adams. We entered into an employment offer letter on December 14, 2005 with Mark W. Adams for him to serve as our Chief Operating Officer. This employment offer letter established Mr. Adams’ initial annual base salary at $250,000 and his eligibility for a bonus based upon his achievement of specified performance goals.
      Pursuant to the terms of this offer letter, if we terminate Mr. Adams’ employment without cause, we must continue to pay his base salary for nine months, or until he commences full time employment, whichever comes first.
      The offer letter also provides that, at the effective time of a change in control of Lexar, and provided that Mr. Adams continues in the employment of the acquiring company, as set forth in the 2000 Equity Incentive Plan, 25% of the unvested portion of the options to purchase 300,000 shares of Lexar common stock granted to Mr. Adams in accordance with the offer letter will accelerate and become immediately exercisable. If Mr. Adams is terminated without cause within one year of the effective time of the change in control, an additional 25% of the unvested shares subject to such stock option (making 50% in total) will accelerate and become immediately exercisable. In addition, if the effective time of the change in control is before January 4, 2007 (Mr. Adams’ one-year anniversary with Lexar) and Mr. Adams’ vested options at the effective time of the change in control do not represent at least $200,000 of gain to him, Mr. Adams will receive a cash payment equal to the amount required to provide him with a total gain of $200,000.
      Option Plans. In addition to the employment arrangements described above, our 2000 Equity Incentive Plan also provides for accelerated vesting upon a change in control of Lexar. Under the 2000 Equity Incentive Plan, upon a change in control, 25% of all unvested stock options and restricted stock granted pursuant to such plan automatically vest in full, and the remaining options outstanding under the Plan will continue to vest in equal monthly installments over the remaining original vesting term. Further, pursuant to the stock option agreements under our 2000 Equity Incentive Plan for three of our executive officers, Eric B. Stang, Petro Estakhri and Eric S. Whitaker, in the event of the termination of such executive officer without cause, or if the executive officer terminates his employment for good reason, within one year of the effective time of a change in control of Lexar, all unvested stock options granted to the executive officer pursuant to the 2000 Equity Incentive Plan will become 100% vested.

Director Compensation
      Our non-employee directors receive cash compensation for their services as directors and are reimbursed for their reasonable and necessary expenses in attending board and committee meetings. In 2005, each non-employee director received the following cash compensation:

Annual Cash
Role	Retainer By Role(1)

Board Member	$25,000
Audit Committee Member	10,000
Compensation Committee Member	5,000
Governance and Nominating Committee Member	5,000
Audit Committee Chair	15,000
Compensation Committee Chair	7,500
Governance and Nominating Committee Chair	7,500
Lead Director	7,500

(1)	These cash amounts are additive with respect to each role performed by the applicable director. For example, if a director serves on our board of directors, as chairperson of the audit committee and as a member of the compensation committee, he or she will receive an annual cash retainer in the amount of $55,000 ($25,000 as a board member, $10,000 as an audit committee member, $15,000 as audit committee chairperson and $5,000 as a compensation committee member).
      In addition, each non-employee director is eligible to receive automatic and non-discretionary grants under our 2000 Equity Incentive Plan. Each non-employee director who becomes a member of our board of directors will be granted an option to purchase 50,000 shares of our common stock as of the date the director becomes a member of the board. Immediately after each annual meeting of our stockholders, each non-employee director will automatically be granted an additional option to purchase a certain number of shares of our common stock if the director has served continuously as a member of our board since the date of the director’s initial grant and for a period of at least one year before the annual meeting. On February 10, 2006, our board of directors amended the 2000 Equity Incentive Plan to reduce this number of shares from 25,000 shares to 20,000 shares. The board may also make discretionary supplemental grants to a non-employee director who has served for less than one year from the date of such director’s initial grant; provided that no such director may receive options to purchase more than a certain number of shares of our common stock in any calendar year pursuant to the above-described provisions of our 2000 Equity Incentive Plan. On February 10, 2006, our board of directors amended the 2000 Equity Incentive Plan to reduce this number of shares from 75,000 shares to 70,000 shares. Each option granted to a director under our 2000 Equity Incentive Plan has a 10 year term and will terminate three months after the date the director ceases to be a director or consultant for any reason except death, disability or cause, 12 months if the termination is due to death or disability or immediately if the termination is for cause. The options will vest and become exercisable as to 25% of the shares on the one-year anniversary of the date of grant and as to 2.0833% of the shares each month thereafter, so long as the non-employee director remains a director or consultant. In the event of our liquidation or dissolution or a change in control transaction, the options granted to each non-employee director under this plan will become fully vested and exercisable, followed by a three-month period during which the options may be exercised. Any options not exercised within such three-month period will expire.
      In June 2005, upon completion of our 2005 annual meeting of stockholders, we granted each of William T. Dodds, Robert C. Hinckley, Brian D. Jacobs, Charles E. Levine and Mary Tripsas a nonqualified stock option to purchase 25,000 shares of our common stock at an exercise price of $5.68 per share, which grant was automatically made pursuant to the terms of our 2000 Equity Incentive Plan.

Compensation Committee Interlocks and Insider Participation
      The compensation committee currently consists of Brian D. Jacobs, Charles E. Levine and Mary Tripsas. During fiscal 2005, William T. Dodds and John A. Rollwagen also served as members of our compensation committee. Each is, or was during his or her term on the compensation committee, a non-employee director within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934 and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code. None of these directors has at any time since our formation (1) been one of our officers or employees nor (2) had any other interlocking relationships as defined by the SEC. None of our executive officers currently serves or in the past has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
      The table below provides information as of December 31, 2005 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of Securities		Number of Securities
	To Be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding	Outstanding	Under Equity
Plan Category	Options and Rights	Options and Rights	Compensation Plans

Equity compensation plans approved by security holders	19,758,706	$6.1553	4,951,529	(1)(2)
Equity compensation plans not approved by security holders	—	—	—

Total	19,758,706	$6.1553	4,951,529

(1)	Represents shares subject to outstanding options issued under our 2000 Equity Incentive Plan and our 1996 Stock Option/ Stock Issuance Plan.

(2)	Represents 2,744,838 shares reserved for issuance under our 2000 Equity Incentive Plan and 2,206,691 shares reserved for issuance under our 2000 Employee Stock Purchase Plan. Under the terms of the 2000 Equity Incentive Plan, the number of shares of our common stock reserved for issuance under the plan will increase automatically on January 1 of each year by an amount equal to 5% of our total outstanding shares of common stock as of the immediately preceding December 31. Under the terms of the 2000 Employee Stock Purchase Plan, the number of shares of our common stock reserved for issuance under the plan will increase automatically on January 1 of each year by an amount equal to 1% of our total outstanding shares of common stock as of the immediately preceding December 31.

(3)	All of the 2,744,838 shares reserved for issuance under our 2000 Equity Incentive Plan are available for grant as restricted stock or stock bonuses. To date, we have not granted restricted stock or stock bonuses under this plan.
Beneficial Ownership Table
      The following table presents information about the beneficial ownership of our common stock as of March 29, 2006 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each executive officer named in the Summary Compensation Table above; and

•	all directors and executive officers as a group.

’
      The percentage of beneficial ownership for the table is based on approximately 82,441,604 shares of our common stock outstanding as of March 29, 2006. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each entity or person listed below maintains a mailing address of c/o Lexar Media, Inc., 47300 Bayside Parkway, Fremont, California 94538.
      The number of shares beneficially owned by each stockholder is determined under SEC rules and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has the right to acquire within 60 days after March 29, 2006 through the exercise of any option or warrant. The percentage ownership of the common stock, however, is based on the assumption, required by SEC rules, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.
      Our current executive officers and directors and two entities affiliated with one of our directors have entered into voting agreements, dated as of March 8, 2006, with Micron Technology, Inc., or Micron, in connection with the proposed merger described above in the section entitled, “Proposed Acquisition by Micron Technology, Inc.”

	Lexar Shares
	Beneficially Owned

	Number of		Percent of
Name of Beneficial Owner	Shares		Shares

Executive Officers and Directors:
Eric B. Stang(1)+	2,130,039		2.52%
Petro Estakhri(2)+	4,608,189		5.36
Brian T. McGee(3)	170,018		*
Eric S. Whitaker(4)+	1,324,245		1.58
William T. Dodds(5)+	4,166,014		5.04
Includes shares held by entities affiliated with Thomvest Holdings LLC
Robert C. Hinckley(6)+	51,041		*
Brian D. Jacobs(7)+	101,208		*
Charles E. Levine(8)+	28,958		*
Mary Tripsas(9)+	51,041		*
Directors and executive officers as a group (9 persons)(10)	12,630,753		14.07
5% Stockholders:
Micron Technology, Inc.(11)	12,630,753		14.07
Glenview Capital Management, LLC and affiliated entities(12)	7,202,134		8.74
David A. Rocker(13)	7,048,571		8.55
David E. Shaw and affiliated entities(14)	6,453,496		7.83
Elliot Associates, L.P. and affiliated entities(15)	5,284,848		6.41
Amphora Limited(16)	5,237,953	(17)	6.35
Highbridge International LLC(18)	5,237,953	(17)	6.35
GLG Partners LP and affiliated entities(19)	5,157,491		6.26
Ivory Investment Management, L.P. and affiliated entities(20)	5,050,000		6.13
Carl C. Icahn and affiliated entities(21)	4,940,740		5.99

*	Less than 1% ownership.

+	This stockholder has entered into a voting agreement with, and granted an irrevocable proxy to, Micron with respect to these shares.

(1)	Includes options to purchase 2,030,751 shares of our common stock that are exercisable within 60 days of March 29, 2006, of which 401,667 shares are subject to stock options whose vesting was fully accelerated on December 7, 2005, but which shares may not be sold, transferred, encumbered or “hedged” until the option would otherwise have vested pursuant to the original vesting terms.

(2)	Includes 1,076,284 shares of our common stock held jointly by Mr. Estakhri and his wife. Also includes options to purchase 3,473,298 shares of our common stock that are exercisable within 60 days of March 29, 2006, of which 296,322 shares are subject to stock options whose vesting was fully accelerated on December 7, 2005, but which shares may not be sold, transferred, encumbered or “hedged” until the option would otherwise have vested pursuant to the original vesting terms.

(3)	Includes options to purchase 169,518 shares of our common stock that are exercisable within 60 days of March 29, 2006, of which 91,822 shares are subject to stock options whose vesting was fully accelerated on December 7, 2005, but which shares may not be sold, transferred, encumbered or “hedged” until the option would otherwise have vested pursuant to the original vesting terms.

(4)	Includes options to purchase 1,264,234 shares of our common stock that are exercisable within 60 days of March 29, 2006, of which 183,822 shares are subject to stock options whose vesting was fully accelerated on December 7, 2005, but which shares may not be sold, transferred, encumbered or “hedged” until the option would otherwise have vested pursuant to the original vesting terms.

(5)	Includes options held by Mr. Dodds to purchase 155,208 shares of our common stock that are exercisable within 60 days of March 29, 2006. Also includes 3,911,679 shares of our common stock owned by Thomvest Holdings LLC, of which Mr. Dodds is a Vice President, and 99,127 shares of our common stock owned by Thomvest Seed Capital Inc., an affiliate of Thomvest Holdings LLC. Mr. Dodds disclaims any beneficial interest in these shares except to the extent of his pecuniary interest in such shares. The majority of the outstanding voting securities of Thomvest Holdings LLC are owned, directly or indirectly, by Peter Thomson. The address of Thomvest Holdings LLC is 65 Queen Street West, Suite 2400, Toronto, Ontario, M5H 2M8 Canada.

(6)	Represents options to purchase 51,041 shares of our common stock that are exercisable within 60 days of March 29, 2006.

(7)	Represents options to purchase 101,208 shares of our common stock that are exercisable within 60 days of March 29, 2006.

(8)	Includes options to purchase 23,958 shares of our common stock that are exercisable within 60 days of March 29, 2006.

(9)	Represents options to purchase 51,041 shares of our common stock that are exercisable within 60 days of March 29, 2006.

(10)	Includes options to purchase an aggregate of 7,320,257 shares of our common stock that are exercisable within 60 days of March 29, 2006, of which 973,633 shares are subject to stock options whose vesting was fully accelerated on December 7, 2005, but which shares may not be sold, transferred, encumbered or “hedged” until the option would otherwise have vested pursuant to the original vesting terms.

(11)	Our current executive officers and directors and two entities affiliated with one of our directors, who collectively beneficially owned 12,460,735 shares of our common stock as of March 29, 2006, have entered into voting agreements with Micron. Under the terms of the voting agreements, these stockholders have, among other things, agreed to vote, and granted to Micron an irrevocable proxy to vote, at every annual, special, adjourned or postponed meeting of our stockholders and in every written consent in lieu of such meeting (i) in favor of the proposed merger with Micron, (ii) against any proposal made in opposition to, or competition with, the proposed merger with Micron and (iii) against any acquisition proposal or action that is intended or would reasonably be expected to impede, interfere with, delay, postpone, discourage or adversely affect the proposed merger with Micron. The agreements and the proxies granted under the voting agreements will expire on the earlier to occur of (i) the date on which the proposed merger with Micron is effective under the terms of the merger agreement or (ii) the date on which the merger agreement is terminated pursuant to Article VII of the merger agreement.

Micron expressly disclaims beneficial ownership of all of these shares. Micron’s address is 8000 South Federal Way, Boise, Idaho 83716.

(12)	Consists of 4,291,463 shares held for the account of Glenview Capital Master Fund, 2,052,859 shares held for the account of Glenview Institutional Partners, 381,600 shares held for the account of GCM Little Arbor Master Fund, 369,192 shares held for the account of Glenview Capital Partners, 100,700 shares held for the account of GCM Little Arbor Institutional Fund and 6,300 shares held for the account of GCM Little Arbor Partners. Glenview Capital Management, LLC manages the investment activities of each of these funds, Glenview Capital GP, LLC serves as the general partner of each of these funds and Lawrence M. Robbins serves as the Chief Executive Officer of Glenview Capital Management, LLC and Glenview Capital GP, LLC, and in such capacities, Glenview Capital Management, LLC, Glenview Capital GP, LLC and Mr. Roberts may be deemed to have sole power to direct the voting and disposition of all of these shares. The address for each of Glenview Capital Management, LLC, Glenview Capital GP, LLC and Mr. Robbins is 399 Park Avenue, Floor 39, New York, New York 10022. The address for Glenview Capital Master Fund is Harbour Centre, North Church Street, P.O. Box 8966T, George Town, Grand Cayman, Cayman Islands, British West Indies. We obtained this information from a Schedule 13D filed with the SEC by each of these reporting persons on March 16, 2006.

(13)	Consists of 4,044,441 shares held by Rocker Partners, L.P. and 3,004,130 shares held by Compass Holdings, Ltd. Mr. Rocker is the sole managing partner of Rocker Partners, L.P. and is the president of Rocker Offshore Management Company, the investment advisor to Compass Holdings, Ltd., and as a result of these relationships, possesses sole power to direct the voting and disposition of all of these shares. Mr. Rocker’s address is c/o Rocker Partners, L.P., 374 Millburn Avenue, Suite 205E, Millburn, New Jersey, 07041. We obtained this ownership information for Mr. Rocker from a Schedule 13G filed with the SEC by Mr. Rocker on February 13, 2006.

(14)	Consists of 6,450,000 shares held by D. E. Shaw Valence Portfolios, L.L.C., 3,000 shares that D. E. Shaw Valence, L.L.C. has the right to acquire through the exercise of listed call options and 496 shares held by D. E. Shaw Meniscus Portfolios, L.L.C. David E. Shaw’s is the President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P., which in turn is the managing member and investment adviser of D. E. Shaw Valence Portfolios, L.L.C., the managing member of D. E. Shaw Valence, L.L.C., and the investment adviser of D. E. Shaw Meniscus Portfolios, L.L.C. Mr. Shaw is also the President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw & Co., L.L.C., which in turn is the managing member of D. E. Shaw Meniscus Portfolios, L.L.C. By virtue of these relationships, Mr. Shaw may be deemed to possess shared power to direct the voting and disposition of all of these shares. The address for each of D. E. Shaw & Co., L.L.C., D. E. Shaw Valence Portfolios, L.L.C. and David E. Shaw is 120 W. 45th Street, Tower 45, 39th Floor, New York, New York 10036. We obtained this information from a Schedule 13G filed with the SEC by these reporting persons on March 21, 2006.

(15)	Consists of 2,112,859 shares held by Elliott Associates, L.P. and 3,171,989 shares held by Elliott International, L.P. Paul E. Singer, Elliott Capital Advisors, L.P., which is controlled by Mr. Singer, and Elliott Asset Management LLC, which is controlled by Mr. Singer, are the general partners of Elliott Associates, L.P. and may be deemed to have sole voting and dispositive power as to the shares held by Elliott Associates, L.P. Elliott International Capital Advisors Inc., which is controlled by Mr. Singer, is the investment manager for Elliott International, L.P. and Hambledon, Inc., which is controlled by Mr. Singer, is the sole general partner of Elliott International, L.P., and as such they may be deemed to share voting and dispositive power as to the shares held by Elliott International, L.P. The address of each of Elliott Associates, L.P., Elliott International, L.P. and Mr. Singer is 712 Fifth Avenue, 36th Floor, New York, New York 10019. We obtained this information from a Schedule 13D filed with the SEC by these reporting persons on March 20, 2006.

(16)	Amphora Limited has indicated to us that it may be deemed to be an affiliate of each of Amaranth Securities L.L.C. and Amaranth Global Securities Inc., each of which are registered broker-dealers. Amphora Limited has indicated to us that it purchased our 5.625% Senior Convertible Notes due 2010, or the Notes, in the ordinary course of business, and at the time of such purchase, had no agreements or understandings, directly or indirectly, with any person to distribute the Notes or the shares of common stock issuable upon conversion of the Notes. Amaranth Advisors L.L.C., the trading advisor for Amphora Limited, has voting control and/or dispositive power with respect to the shares of common stock issuable upon conversion of the Notes. Nicholas M. Maounis is the managing member of Amaranth Advisors L.L.C. Each of Mr. Maounis and Amaranth Advisors L.L.C. disclaim beneficial ownership of the shares beneficially owned by Amphora Limited, except to the extent of their pecuniary interest therein. The address of Amphora Limited is c/o Dundee Leeds Management Services (Cayman) Ltd., Waterfront Centre, 28 N. Church Street, George Town, Grand Cayman, Cayman Islands, British West Indies.

(17)	Represents shares of our common stock issuable upon conversion of the Notes at the current conversion price of $6.68 per share. However, this conversion price is subject to adjustment under certain circumstances, including stock splits, stock dividends or distributions and other anti-dilution adjustments. As a result, the amount of common stock issuable upon conversion of these notes in the future may increase or decrease. The indenture governing our Notes provides that no holder of the Notes has the right to convert any portion of the Notes to the extent that, after giving effect to such conversion, such holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% of our common stock outstanding immediately after giving effect to such conversion. The number of shares of common stock beneficially owned by Amphora Limited and Highbridge International LLC does not reflect this limitation. Due to the conversion limitation, each of Amphora Limited and Highbridge International LLC would have the right to convert their $30 million in aggregate principal amount of Notes into 4,489,674 shares of our common stock, based on the current conversion price of $6.68 per share, which would constitute beneficial ownership of approximately 5.45% of our outstanding common stock. However, due to the conversion limitation, as of March 29, 2006, each of Amphora Limited and Highbridge International LLC were permitted to convert their $35 million in aggregate principal amount of notes into no more than 4,113,836 shares of our common stock, based on the current conversion price of $6.68 per share. The $6.68 per share conversion price is subject to adjustment under certain circumstances, including stock splits, stock dividends or distributions and other anti-dilution adjustments. As a result, the amount of common stock issuable upon conversion of the Notes in the future may increase or decrease.

(18)	Highbridge Capital Management, LLC, as the trading manager of Highbridge International LLC, has voting control and investment discretion with respect to the shares of common stock issuable upon conversion of the Notes. Glenn Dubin and Henry Swieca control Highbridge Capital Management, LLC. Each of Messrs. Dubin and Swieca and Highbridge Capital Management, LLC disclaim beneficial ownership of the shares beneficially owned by Highbridge International LLC, except to the extent of their pecuniary interest therein. Highbridge International LLC’s address is 9 West 57th Street, 27th Floor, New York, New York 10019.

(19)	Consists of 4,397,500 shares held by GLG North American Opportunity Fund, 350,000 shares held by GLG Market Neutral Fund, 252,500 shares held by GLG Technology Fund, 112,954 shares held by Lyxor North American Alternative Equity Fund Ltd., 30,032 shares held by CITI GLG North American Hedge Fund Ltd., 7,718 shares held by GLG Equities Long-Short CI, 5,037 shares held by Lyxor/GLG Pan European Equity Fund Ltd. and 1,750 shares held by CITI GLG European Hedge Fund Ltd. GLG Partners LP is the investment manager of each of these funds and has voting and dispositive power over these shares. The general partner of GLG Partners LP is GLG Partners Limited, the managing directors of which are Noam Gottesman, Pierre Lagrange and Emmanuel Roman. As a result, each of Messrs. Gottesman, Lagrange and Roman has voting and dispositive power over these shares. The address for each of GLG North American Opportunity Fund, GLG Partners LP, GLG Partners Limited and Messrs. Gottesman, Lagrange and Roman is 1 Curzon Street, London W1J 5HB, England. We obtained this information from a Schedule 13G filed with the SEC by these reporting persons on March 22, 2006.

(20)	Consists of an aggregate of 4,755,024 shares held by FrontPoint Value Discovery Fund, L.P., FrontPoint Value Horizons Fund, L.P. and Ivory Capital, Ltd. (the ‘Funds‘), 209,504 shares held by FVH Ivory

Accredited, L.P. (‘FVH‘), 62,256 shares held by Ivory Capital II, L.P. (‘Ivory Capital II‘) and 23,216 shares held by Ivory Capital, L.P. (‘Ivory Capital II‘). Ivory Investment Manager, L.P. is the investment manager to each of these funds, IIM GP, LLC is the general partner of Ivory Investment Manager, L.P. and Curtis G. Macnguyen is a managing member of IIM GP, LLC. As a result of these relationships, each of these persons has shared voting and dispositive power over all of the shares held by the Funds, Ivory Capital, Ivory Capital II and FVH. Ivory Capital Advisors, LLC is the general partner of Ivory Capital, Ivory Capital II and FVH, and Ivory Capital Group, LLC is the managing member of Ivory Capital Advisors, LLC. As such, Ivory Capital Advisors, LLC and Ivory Capital Group, LLC have the power to direct the affairs of Ivory Capital, Ivory Capital II and FVH and has shared voting and dispositive power over the shares held by these funds. The address of each of Ivory Investment Management, L.P., IIM GP, LLC, Mr. Macnguyen, Ivory Capital Advisors, LLC, Ivory Capital Group, LLC, Ivory Capital, Ivory Capital II and FVH is 11755 Wilshire Boulevard, Los Angeles, California 90025. We obtained this information from a Schedule 13G filed with the SEC by these reporting persons on February 27, 2006.

(21)	Consists of 2,726,705 shares held by Icahn Partners Master Fund LP and 2,214, 035 shares held by Icahn Partners LP. CCI Offshore Corp. is the general partner of Icahn Offshore LP, which is the general partner of Icahn Partners Master Fund LP. CCI Onshore Corp. is the general partner of Icahn Onshore LP, which is the general partner of Icahn Partners LP. Each of CCI Offshore Corp. and CCI Onshore Corp. is wholly owned by Carl C. Icahn. As such, Mr. Icahn holds voting and dispositive power over all of these shares. The address of each of Mr. Icahn, Icahn Partners Master Fund LP, Icahn Partners LP, CCI Offshore Corp., Icahn Offshore LP, CCI Onshore Corp. and Icahn Onshore LP is c/o Icahn Associates Corp., 767 Fifth Avenue, 47th Floor, New York, New York 10153. We obtained this information from a Schedule 13D filed with the SEC by these reporting persons on March 17, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Other than the compensation arrangements, including retention and separation agreements described in Item 11 of this Report, since January 1, 2005, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of his or her immediate family had or will have a direct or indirect material interest.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The following table summarizes the aggregate fees for professional services rendered for us by PricewaterhouseCoopers LLP for the years ended December 31, 2004 and 2005:

	2004	2005

Audit Fees	$2,009,445	$2,506,400
Audit-Related Fees	275,059	348,391
Tax Fees	95,745	73,500
All Other Fees	—	—

Total	$2,380,249	$2,928,291

      Audit Fees. The audit fees for the years ended December 31, 2004 and 2005, respectively, were for professional services rendered for the audits of our consolidated financial statements, statutory and subsidiary audits, consents, assistance with review of documents filed with the SEC and the audit of internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.
      Audit-Related Fees. For the year ended December 31, 2004, audit-related fees were for services related to the audit of third party compliance with contractual obligations to us. For the year ended December 31, 2005, audit-related fees were for accounting consultations and services related to the audit of third party compliance with contractual obligations to us.

      Tax Fees. Tax fees for the years ended December 31, 2004 and 2005, respectively, were for services related to tax compliance, including the preparation of tax returns and tax planning and tax advice.
      All Other Fees. There were no other fees for the years ended December 31, 2004 and 2005.
      Audit Committee Pre-Approval Policies and Procedures. The services performed by PricewaterhouseCoopers LLP in 2004 and 2005 were pre-approved by our audit committee in accordance with the requirements of the committee’s charter. Pre-approval is generally provided at regularly scheduled meetings.
PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as part of this report:

1. Financial Statements — See Index to Consolidated Financial Statements in Part II, Item 8.

2. Financial Statement Schedule — See Index to Financial Statement Schedule in Part II, Item 8.

3. Exhibits

		Incorporated by Reference
Exhibit No.
Filed					Exhibit No.
Herewith	Exhibit	Form	File No.	Filing Date	as Filed

3.1	Second Amended and Restated Certificate of Incorporation	S-1	333-30556	July 31, 2000	3.3
3.2	Restated Bylaws	S-1	333-30556	February 16, 2000	3.5
4.1	Specimen Common Stock Certificate	S-1	333-30556	August 2, 2000	4.1
10.1	Form of Indemnity Agreement entered into between the Registrant and all of its executive officers and directors*	S-1	333-30556	February 16, 2000	10.1
10.2	1996 Stock Option/ Stock Issuance Plan*	S-1	333-30556	February 16, 2000	10.2
10.3	Amended and Restated 2000 Employee Stock Purchase Plan*	10-Q	333-30556	August 9, 2004	10.2
10.4	Offer letter for Petro Estakhri dated September 16, 1996*	S-1	333-30556	March 28, 2000	10.9
10.5	Employment Agreement with Petro Estakhri dated September 19, 1996, as amended*	S-1	333-30556	March 28, 2000	10.10
10.6	Offer letter for Eric B. Stang dated October 20, 1999*	S-1	333-30556	March 28, 2000	10.11
10.7	Lexar Technology License Agreement between the Registrant and SONY Corporation dated March 21, 2000+	S-1	333-30556	August 14, 2000	10.18
10.8	SONY Technology License Agreement between the Registrant and SONY Corporation dated March 21, 2000+	S-1	333-30556	August 14, 2000	10.19
10.9	Employment Memorandum of Understanding Among the Registrant, Mahmud (Mike) Assar and Petro Estakhri dated August 20, 1997*	S-1	333-30556	March 28, 2000	10.21
10.10	Letter Agreement Regarding Employment between the Registrant and Eric B. Stang dated March 24, 2000*	S-1	333-30556	July 7, 2000	10.24
10.11	Offer letter for Eric S. Whitaker dated December 17, 1999*	S-1	333-30556	July 7, 2000	10.28

		Incorporated by Reference
Exhibit No.
Filed					Exhibit No.
Herewith	Exhibit	Form	File No.	Filing Date	as Filed

10.12	Purchase and Supply Agreement, dated as of March 29, 2001, between the Registrant and Samsung Electronics Co., Ltd.+	10-Q		May 15, 2001	10.2
10.13	Retention Agreement, dated October 22, 2001, by and between the Registrant and Petro Estakhri*	10-K		April 1, 2002	10.30
10.14	Retention Agreement, dated October 22, 2001, by and between the Registrant and Eric Stang*	10-K		April 1, 2002	10.31
10.15	Retention Agreement, dated October 22, 2001, by and between the Registrant and Eric S. Whitaker*	10-K		April 1, 2002	10.33
10.16	Patent License Agreement, dated as of March 23, 2002, by and between the Registrant and Samsung Electronics Co., Ltd.+	10-Q		May 15, 2002	10.2
10.17	Foundry Capacity Agreement dated August 12, 2003 by and between Lexar Media, Inc. and UMC Group (USA)++	10-Q		November 14, 2003	10.1
10.18	Lease between Registrant and Renco Equities IV dated March 16, 2004	10-Q		May 7, 2004	10.1
10.19	Form of Executive Stock Option Agreement*	10-Q		November 9, 2004	10.2
10.20	Form of Director Stock Option Agreement*	10-Q		November 9, 2004	10.3
10.21	Form of Stock Option Agreement for United Kingdom Employees*	10-Q		November 9, 2004	10.4
10.22	Form of Non-Employee Stock Option Agreement*	10-Q		November 9, 2004	10.5
10.23	Credit Agreement, dated as of February 28, 2005, by and between the Registrant and Wells Fargo Foothill, Inc.	8-K		March 30, 2005	9.3
10.24	First Amendment to Credit Agreement and Security Agreement, dated as of March 9, 2005, by and between the Registrant and Wells Fargo Foothill, Inc.	8-K		March 30, 2005	9.4
10.25	Second Amendment to Credit Agreement, dated as of March 29, 2005, by and between the Registrant and Wells Fargo Foothill, Inc.	8-K		March 30, 2005	9.5
10.26	Indenture, dated as of March 30, 2005, by and between the Registrant and U.S. Bank National Association.	8-K		March 31, 2005	99.1
10.27	Registration Rights Agreement, dated as of March 30, 2005, by and among the Registrant and certain investors.	8-K		March 31, 2005	99.2
10.28	Form of Global Note	8-K		March 31, 2005	99.3
10.29	Amendment No. 1 to Foundry Capacity Agreement dated December 28, 2004 by and between Lexar Media, Inc. and UMC Group (USA).++	10-K		March 31, 2005	10.35

		Incorporated by Reference
Exhibit No.
Filed					Exhibit No.
Herewith	Exhibit	Form	File No.	Filing Date	as Filed

10.30	License and Strategic Alliance Agreement with Samsung Electronics Co., Ltd. dated October 25, 2005++	10-Q		November 9, 2005	10.1
10.31	Offer Letter for Mark Adams dated December 14, 2005*	8-K		January 4, 2006	99.01
10.32	Offer Letter for Michael P. Scarpelli dated December 22, 2005*	8-K		January 17, 2006	99.01
10.33	Amendment to Offer Letter for Brian T. McGee dated January 16, 2006*	8-K		January 17, 2006	99.03
10.34	Amendment to Retention Agreement by and between the Registrant and Eric S. Whitaker dated January 17, 2006*	8-K		January 17, 2006	99.04
10.35	Second Extension of Lexar/ UMC Foundry Capacity Agreement dated January 1, 2006 by and between Lexar Media, Inc. and UMC Group (USA).++	10-K		March 16, 2006	10.36
10.36	2000 Equity Incentive Plan*	10-K		March 16, 2006	10.37
21.1	Subsidiaries	10-K		March 16, 2006	21.1
21.2	Agreement and Plan of Merger dated as of March 8, 2006 by and among Micron Technology, Inc., March 2006 Merger Corp. and the Registrant	8-K		March 8, 2006	1.1
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934	X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Indicates that portions of this agreement were granted confidential treatment by the SEC.

++	Indicates that confidential treatment has been requested for portions of this agreement.

*	Indicates a management contract or compensatory plan or arrangement.
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
Dated: April 7, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Eric B. Stang Eric B. Stang	President, Chief Executive Officer and Chairman of the Board of Directors	April 7, 2006

Principal Financial Officer and Principal Accounting Officer:

/s/ Michael P. Scarpelli Michael P. Scarpelli	Executive Vice President and Chief Financial Officer	April 7, 2006

Board of Directors:

/s/ Petro Estakhri Petro Estakhri	Chief Technology Officer, Executive Vice President, Engineering and Director	April 7, 2006

/s/ William T. Dodds William T. Dodds	Director	April 7, 2006

/s/ Robert C. Hinckley Robert C. Hinckley	Director	April 7, 2006

/s/ Brian D. Jacobs Brian D. Jacobs	Director	April 7, 2006

/s/ Charles Levine Charles Levine	Director	April 7, 2006

/s/ Mary Tripsas Mary Tripsas	Director	April 7, 2006

Schedule II
LEXAR MEDIA, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
Valuation and Qualifying Accounts, which are Deducted in
the Balance Sheet from the Assets to Which They Apply

	Balance at	Charged to	Transferred		Balance at
	beginning	costs and	from other		end of
	of Year	expenses	accounts(1)	Deductions	Year

Allowance for doubtful accounts:
Year ended December 31, 2003	$1,298	$364	$—	$656	$1,006
Year ended December 31, 2004	$1,006	$331	$—	$137	$1,200
Year ended December 31, 2005	$1,200	$807	$—	$355	$1,652
Allowance for sales returns and discounts:
Year ended December 31, 2003	$1,401	$17,439	$—	$12,452	$6,388
Year ended December 31, 2004	$6,388	$28,709	$5,504	$25,716	$14,885
Year ended December 31, 2005	$14,885	$39,620	$(2,304)	$36,299	$15,902

(1)	Transfers represent estimated product returns and discounts of $5.5 million and $3.2 million charged to deferred product margin for the years ended December 31, 2004 and December 31, 2005, respectively. Transfers represent estimated product returns of $3.2 million and estimated discounts of $2.3 million charged to deferred product margin.

EXHIBIT INDEX

Exhibit
Number	Description

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002