Form 10-K/A
period 2005-12-31
LEXAR MEDIA INC
filed 2006-04-13
CIK 1058289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2
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
DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE
      We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2006 (the “Annual Report”), as amended by Amendment No. 1 to our Annual Report on Form 10-K filed with the SEC on April 10, 2006, in order to correct three typographical errors in the table included in the section entitled “Aggregated Option Exercises in Fiscal 2005 and Fiscal Year-End Option Values” in Item 11 of Amendment No. 1. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, we are required to include in this Amendment No. 2 the entire Item 11 in which the typographical errors occurred. In addition, this Amendment No. 2 includes updated certifications of our principal executive officer and principal financial officer, which have been re-executed and re-filed as of the date of this Amendment No. 2.

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

			Number of
			Securities Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money Options
	Shares		Fiscal Year-End(1)		at Fiscal Year-End(2)(3)
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Eric B. Stang	—	—	1,921,377	316,666	$4,222,794	$1,224,746
Petro Estakhri	—	—	3,363,923	336,077	14,916,248	1,224,752
Brian T. McGee	—	—	435,348	204,652	651,884	479,917
Eric S. Whitaker	—	—	1,203,297	201,703	3,454,839	679,664

(1)	On December 7, 2005, our board of directors approved the acceleration of the vesting of all then-outstanding stock options held by our employees, including our executive officers, with an exercise price above $9.50 such that these options became immediately exercisable as of December 7, 2005. In connection with such vesting acceleration and in order to preserve the long-term incentive characteristic of these stock options, we imposed restrictions on the resale of the underlying shares acquired upon exercise of the options such that the underlying shares may not be sold, transferred, encumbered or “hedged” until the option would otherwise have vested pursuant to the original vesting terms. The decision to accelerate the vesting of these stock options was made primarily to reduce compensation expense that otherwise would be recorded in future periods following our adoption in the first quarter of 2006 of SFAS No. 123(R), “Share-Based Payment.”

(2)	Represents the positive difference between the exercise price of the outstanding stock option and the fair market value of the shares subject to the option as of December 30, 2005.

(3)	The fair market value is based on $8.21 per share, which was the closing price of our common stock as reported on the Nasdaq National Market on December 30, 2005.
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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as part of this report:

1. Financial Statements — See Index to Consolidated Financial Statements in Part II, Item 8.

2. Financial Statement Schedule — See Index to Financial Statement Schedule in Part II, Item 8.

3. Exhibits

		Incorporated by Reference
Exhibit No.
Filed					Exhibit No.
Herewith	Exhibit	Form	File No.	Filing Date	as Filed

3.1	Second Amended and Restated Certificate of Incorporation	S-1	333-30556	July 31, 2000	3.3
3.2	Restated Bylaws	S-1	333-30556	February 16, 2000	3.5
4.1	Specimen Common Stock Certificate	S-1	333-30556	August 2, 2000	4.1
10.1	Form of Indemnity Agreement entered into between the Registrant and all of its executive officers and directors*	S-1	333-30556	February 16, 2000	10.1
10.2	1996 Stock Option/ Stock Issuance Plan*	S-1	333-30556	February 16, 2000	10.2
10.3	Amended and Restated 2000 Employee Stock Purchase Plan*	10-Q	333-30556	August 9, 2004	10.2
10.4	Offer letter for Petro Estakhri dated September 16, 1996*	S-1	333-30556	March 28, 2000	10.9
10.5	Employment Agreement with Petro Estakhri dated September 19, 1996, as amended*	S-1	333-30556	March 28, 2000	10.10
10.6	Offer letter for Eric B. Stang dated October 20, 1999*	S-1	333-30556	March 28, 2000	10.11
10.7	Lexar Technology License Agreement between the Registrant and SONY Corporation dated March 21, 2000+	S-1	333-30556	August 14, 2000	10.18
10.8	SONY Technology License Agreement between the Registrant and SONY Corporation dated March 21, 2000+	S-1	333-30556	August 14, 2000	10.19
10.9	Employment Memorandum of Understanding Among the Registrant, Mahmud (Mike) Assar and Petro Estakhri dated August 20, 1997*	S-1	333-30556	March 28, 2000	10.21
10.10	Letter Agreement Regarding Employment between the Registrant and Eric B. Stang dated March 24, 2000*	S-1	333-30556	July 7, 2000	10.24
10.11	Offer letter for Eric S. Whitaker dated December 17, 1999*	S-1	333-30556	July 7, 2000	10.28
10.12	Purchase and Supply Agreement, dated as of March 29, 2001, between the Registrant and Samsung Electronics Co., Ltd.+	10-Q		May 15, 2001	10.2
10.13	Retention Agreement, dated October 22, 2001, by and between the Registrant and Petro Estakhri*	10-K		April 1, 2002	10.30
10.14	Retention Agreement, dated October 22, 2001, by and between the Registrant and Eric Stang*	10-K		April 1, 2002	10.31

		Incorporated by Reference
Exhibit No.
Filed					Exhibit No.
Herewith	Exhibit	Form	File No.	Filing Date	as Filed

10.15	Retention Agreement, dated October 22, 2001, by and between the Registrant and Eric S. Whitaker*	10-K		April 1, 2002	10.33
10.16	Patent License Agreement, dated as of March 23, 2002, by and between the Registrant and Samsung Electronics Co., Ltd.+	10-Q		May 15, 2002	10.2
10.17	Foundry Capacity Agreement dated August 12, 2003 by and between Lexar Media, Inc. and UMC Group (USA)++	10-Q		November 14, 2003	10.1
10.18	Lease between Registrant and Renco Equities IV dated March 16, 2004	10-Q		May 7, 2004	10.1
10.19	Form of Executive Stock Option Agreement*	10-Q		November 9, 2004	10.2
10.20	Form of Director Stock Option Agreement*	10-Q		November 9, 2004	10.3
10.21	Form of Stock Option Agreement for United Kingdom Employees*	10-Q		November 9, 2004	10.4
10.22	Form of Non-Employee Stock Option Agreement*	10-Q		November 9, 2004	10.5
10.23	Credit Agreement, dated as of February 28, 2005, by and between the Registrant and Wells Fargo Foothill, Inc.	8-K		March 30, 2005	9.3
10.24	First Amendment to Credit Agreement and Security Agreement, dated as of March 9, 2005, by and between the Registrant and Wells Fargo Foothill, Inc.	8-K		March 30, 2005	9.4
10.25	Second Amendment to Credit Agreement, dated as of March 29, 2005, by and between the Registrant and Wells Fargo Foothill, Inc.	8-K		March 30, 2005	9.5
10.26	Indenture, dated as of March 30, 2005, by and between the Registrant and U.S. Bank National Association.	8-K		March 31, 2005	99.1
10.27	Registration Rights Agreement, dated as of March 30, 2005, by and among the Registrant and certain investors.	8-K		March 31, 2005	99.2
10.28	Form of Global Note	8-K		March 31, 2005	99.3
10.29	Amendment No. 1 to Foundry Capacity Agreement dated December 28, 2004 by and between Lexar Media, Inc. and UMC Group (USA).++	10-K		March 31, 2005	10.35
10.30	License and Strategic Alliance Agreement with Samsung Electronics Co., Ltd. dated October 25, 2005++	10-Q		November 9, 2005	10.1
10.31	Offer Letter for Mark Adams dated December 14, 2005*	8-K		January 4, 2006	99.01
10.32	Offer Letter for Michael P. Scarpelli dated December 22, 2005*	8-K		January 17, 2006	99.01
10.33	Amendment to Offer Letter for Brian T. McGee dated January 16, 2006*	8-K		January 17, 2006	99.03
10.34	Amendment to Retention Agreement by and between the Registrant and Eric S. Whitaker dated January 17, 2006*	8-K		January 17, 2006	99.04
10.35	Second Extension of Lexar/ UMC Foundry Capacity Agreement dated January 1, 2006 by and between Lexar Media, Inc. and UMC Group (USA).++	10-K		March 16, 2006	10.36
10.36	2000 Equity Incentive Plan*	10-K		March 16, 2006	10.37
21.1	Subsidiaries	10-K		March 16, 2006	21.1

Incorporated by Reference
Exhibit No.
Filed					Exhibit No.
Herewith	Exhibit	Form	File No.	Filing Date	as Filed

21.2	Agreement and Plan of Merger dated as of March 8, 2006 by and among Micron Technology, Inc., March 2006 Merger Corp. and the Registrant	8-K		March 8, 2006	1.1
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	10-K/A		April 10, 2006	23.1
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934	X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Indicates that portions of this agreement were granted confidential treatment by the SEC.

++	Indicates that confidential treatment has been requested for portions of this agreement.

*	Indicates a management contract or compensatory plan or arrangement.
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

Michael P. Scarpelli
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: April 13, 2006

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002