Form 10-Q
period 2006-03-31
LEXAR MEDIA INC
filed 2006-05-10
CIK 1058289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock outstanding as of April 28, 2006: 82,688,092

LEXAR MEDIA, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2006
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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXAR MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$113,028	$169,318
Restricted cash	5,000	5,000
Short-term investments	1,300	2,000
Accounts receivable, net of allowances for sales returns, discounts and doubtful accounts of $14,726 and $17,554, respectively	51,379	103,396
Inventories	70,788	117,055
Prepaid expenses and other current assets	10,312	9,197

Total current assets	251,807	405,966
Property and equipment, net	10,815	10,823
Intangible assets, net	7,126	246
Other assets	2,505	2,682

Total assets	$272,253	$419,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,435	109,604
Accrued liabilities	77,128	73,328
Deferred license revenue and product margin	14,680	25,236
Short term bank borrowings	—	54,723

Total current liabilities	130,243	262,891
Deferred license revenue, net of current portion	19,000	4,000
Senior convertible notes payable	70,000	70,000

Total liabilities	219,243	336,891

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
200,000,000 shares authorized; 82,441,604 and 81,001,608 shares issued and outstanding	8	8
Additional paid-in capital	293,111	286,094
Accumulated deficit	(240,470)	(203,653)
Accumulated other comprehensive gain	361	377

Total stockholders’ equity	53,010	82,826

Total liabilities and stockholders’ equity	$272,253	$419,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,	April 1,
	2006	2005
Net revenues:
Product revenues	$120,633	$231,633
License and royalty revenues	4,041	809

Total net revenues	124,674	232,442
Cost of product revenues	125,296	203,060

Gross margin	(622)	29,382

Operating expenses:
Research and development	3,744	3,393
Sales and marketing	15,032	19,934
General and administrative	13,678	15,163

Total operating expenses	32,454	38,490

Loss from operations	(33,076)	(9,108)

Other income (expense):
Interest and other expense	(1,448)	(484)
Interest and other income	997	126
Foreign exchange loss, net	(282)	(102)

Total other income (expense)	(733)	(460)

Loss before income taxes	(33,809)	(9,568)
Income taxes	3,008	18

Net loss	$(36,817)	$(9,586)

Net loss per common share:
Basic	$(0.45)	$(0.12)

Diluted	$(0.45)	$(0.12)

Shares used in computing net loss per common share:
Basic	81,530	79,519

Diluted	81,530	79,519

     Stock-based compensation included above:

	Three Months Ended
	March 31,	April 1,
	2006	2005
Cost of product revenues	$208	$—
Research and development	370	—
Selling and marketing	613	—
General and administrative	728	—

Total	$1,919	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEXAR MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,	April 1,
	2006	2005
Cash flows from operating activities:
Net loss	$(36,817)	$(9,586)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,022	944
Stock-based compensation	1,919	—
Allowances for sales returns, discounts and doubtful accounts	1,812	943
Provision to record inventory at net realizable value	9,406	2,436
Amortization of deferred financing costs	237	—
Change in operating assets and liabilities:
Accounts receivable, net	50,346	98,226
Inventories	36,949	27,781
Prepaid expenses and other assets	(1,162)	(405)
Accounts payable and accrued liabilities	(67,069)	(74,102)
Deferred license revenue and product margin	4,444	(10,290)

Net cash provided by operating activities	1,087	35,947

Cash flows from investing activities:
Purchase of property and equipment	(886)	(801)
Payment relating to intangible assets	(7,000)	—
Purchase of short-term investments	(1,300)	—
Proceeds from short-term investments	2,000	7,738

Net cash (used in) provided by investing activities	(7,186)	6,937

Cash flows from financing activities:
Issuance of stock under employee stock purchase plan	1,216	888
Exercise of stock options	3,881	202
Proceeds from convertible promissory notes net of issuance costs	—	56,837
Proceeds from asset-based notes payable to bank, net of issuance costs	—	32,855
Repayment of short term bank borrowings	(54,723)	(40,000)

Net cash (used in) provided by financing activities	(49,626)	50,782

Effect of exchange rates on cash and cash equivalents	(565)	62

Net increase (decrease) in cash and cash equivalents	(56,290)	93,728
Cash and cash equivalents at beginning of period	169,318	27,705

Cash and cash equivalents at end of period	$113,028	$121,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEXMAR MEDIA, INC. AND SUBSIDIARIES
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
     The financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2006. The condensed consolidated balance sheet data as of December 31, 2005 was derived from our audited financial statements.
     The results of our operations for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for any future period, including the full fiscal year.
Note 2-Description of Business
Overview
     Lexar Media, Inc. (together with its subsidiaries, the Company) was incorporated in the state of Delaware and its common stock is traded on the Nasdaq National Market under the symbol LEXR.
     The Company designs, develops, manufactures and markets high-performance digital media, as well as other flash based storage products, for consumer and professional markets that utilize digital media for the capture and retrieval of digital content for the digital photography, consumer electronics, computer, industrial and communications markets. Its digital media products include a variety of flash memory cards with a range of speeds, capacities and special features to satisfy the various demands of different users of flash cards. To address the growing market for compact digital data and media storage solutions, its digital media products also include its JumpDrive products, which are high-speed, portable USB flash drives for consumer applications that serve a variety of uses, including floppy disk replacement. In addition, the Company markets and sells controllers and other components to other manufacturers of flash storage media, as well as digital media accessories and a variety of connectivity products that link its media products to PCs and other electronic host devices. The Company also licenses its technology to certain third parties.
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
     A flash memory controller determines, among other things, the manner in which data is written to, and read from, the flash memory and is important in determining the overall performance of the flash card. The Company’s flash memory controller technology can be applied to a variety of consumer electronic applications, such as digital cameras, digital music players, laptop computers, personal digital assistants, telecommunication and network devices and digital video recorders. In order to extend its technology into these markets, the Company has selectively licensed its product and technology to third parties in business sectors such as data communications, telecommunications, industrial, computing and embedded markets.
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
     In August 2000, the Company completed its initial public offering, raising net proceeds of $53.3 million. In December 2002 and again in September 2003, the Company completed public offerings, raising net proceeds of $27.7 million and $90.1 million, respectively. In March and May 2005, the Company raised net proceeds of $66.3 million from issuing senior notes convertible into its common stock.
     On March 8, 2006, the Company entered into a definitive merger agreement with Micron Technology, Inc. and a wholly owned subsidiary of Micron. The merger agreement provides that, upon the terms and subject to the conditions provided in the merger agreement, Micron’s subsidiary will merge with and into Lexar, with Lexar being the surviving corporation of the merger. As a result of the merger: (i) Lexar will become a wholly owned subsidiary of Micron; and (ii) each outstanding share of Lexar common stock will be converted into the right to receive 0.5625 shares of Micron common stock and Micron will assume stock options held by Lexar employees at the closing date with a per share exercise price of $9.00 or lower. The Company will hold a special meeting of its stockholders on June 2, 2006 where stockholders of record on April 28, 2006 will be eligible to vote for the proposed merger. If the merger is not consummated, under some circumstances, the Company may have to pay a termination fee to Micron in the amount of $22.0 million.
Note 3-Summary of Selected Accounting Policies
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
     With respect to sales to OEMs and end users, the Company does not grant return rights, price protection or other sales incentives. Accordingly, the Company recognizes product revenues upon delivery if the Company’s revenue recognition criteria described above are met.
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
     The Company classifies its entire investment portfolio as available-for-sale at the time of purchase and periodically reevaluates such designation. Debt securities classified as available-for-sale are reported at fair value. Unrecognized gains or losses on available-for-sale securities are included in equity until their disposition. As of March 31, 2006, the amount of unrecognized gain related to the Company’s available-for-sale investment portfolio was approximately $1,300. If unrealized gains and losses and declines in value are judged by management to be other than temporary on available-for-sale securities, then the cost basis of the security is written down to fair value and the amount of the write-down is included in current net income (loss). The cost of securities sold is based on the specific identification method.
     Fair value of available-for-sale securities is based upon quoted market prices. Gross realized gains and losses on sales of available-for-sale securities were immaterial for the three months ended March 31, 2006 and the three months ended April 1, 2005.
     The Company’s short-term investments at March 31, 2006 included corporate debt securities of approximately $1.3 million. The Company’s short-term investments at December 31, 2005 consisted of highly liquid corporate debt securities of approximately $1.0 million and U.S. auction rate government obligations of approximately $1.0 million.
Shipping and Handling Costs
     Certain shipping and handling costs are included in selling and marketing costs in the statements of operations. These costs were $3.6 million for the three months ended March 31, 2006 and $6.1 million for the three months ended April 1, 2005. Fees charged to customers for shipping and handling are included in revenue. We defer the shipping and handling costs associated with shipments for which revenue has not yet been recognized. Deferred shipping and handling costs of $1.2 million at each of March 31, 2006 and December 31, 2005 were recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet.
Stock-based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Stock-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Company’s employee stock purchase plan, or ESPP (“employee stock purchases”), based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $1.9 million, which was related to stock options and the ESPP. There was no stock-based compensation expense related to employee stock options and the ESPP recognized during the three months ended April 1, 2005.
     SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statements of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense related to stock options for employees or directors had been recognized in the Company’s condensed consolidated statements of operations because the exercise price of the Company’s stock options granted to employees and directors equalled the fair market value of the underlying stock at the grant date.
     Stock-based compensation expense recognized during the current period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of stock-based awards that will ultimately vest. The forfeiture rate is based on historical rates. The Company determines expected volatility based upon historical volatility rates. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the first quarter of fiscal 2006 includes (i) compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value determined using the Black-Scholes model estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated determined using the Black-Scholes model in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The recognition of $1.9 million in stock based compensation expense for the three months ended March 31, 2006, resulted in an increase in additional paid-in capital of the same amount. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
     During the three months ended March 31, 2006 the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested as of, January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For these awards, the Company has continued to recognize compensation expense using the accelerated amortization method. For stock-based awards granted after January 1, 2006, the Company recognized compensation expense based on the grant date fair value required under SFAS 123(R). For these awards, the Company recognized compensation expense using a straight-line amortization method.
     Stock-based compensation expense increased the Company’s net loss as follows:

Three months ended
March 31, 2006
( in thousands,
except per share
amounts )
Loss before income taxes	$1,919
Net loss	$1,919
Net loss per common share—Basic:
Loss before income taxes	$0.02
Net loss	$0.02
Net loss per common share—Diluted:
Loss before income taxes	$0.02
Net loss	$0.02
     The following table illustrates the effect on net loss and net loss per common share for the three months ended April 1, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”:

Three months ended
April 1, 2005
( in thousands,
except per share
amounts )
Net loss per common share, as reported	$9,586

Add: Total stock-based compensation expense determined under the fair value based method, net of related tax effects	4,304

Net loss, pro forma	$13,890
Net loss per common share—Basic:
As reported	$0.12
Pro forma	$0.17
Net loss per common share—Diluted:
As reported	$0.12
Pro forma	$0.17
     In accordance with the provisions of SFAS 123R and SFAS123, the fair value of each option or ESPP share is estimated using the following assumptions at the date of grant for the three months ended March 31, 2006 and April 1, 2005, respectively:

	2006	2006	2005	2005
	Options	ESPP	Options	ESPP
Weighted average fair value per option	$4.81	$3.70	$3.28	$1.49

Risk free interest rate	4.49%	4.49%	3.71%	2.71%
Expected life (years)	3.73	1.25	4.08	0.5
Expected stock price volatility	93%	84%	88%	87%
Dividend yield	—	—	—	—
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
     In the second quarter of 2005, in collaboration with Canon, the Company identified a lost image condition found to be rare and specific to select Canon cameras when used with certain CompactFlash cards, including its own. To ensure compatibility, the Company offered to rework its Professional 80x CompactFlash cards and Canon offered a camera firmware update to address issues experienced with other cards for customers who experienced the problem with the identified Canon cameras. The Company and Canon continue to work together to ensure compatibility across product lines. The total estimated cost to rework the affected products is expected to be approximately $0.9 million, all of which was provided for in the second quarter of 2005. Aggregate costs incurred to rework the affected products through March 31, 2006 were approximately $0.3 million. Prior to this event, warranty expenses were not material.

	Three Months Ended
	March 31, 2006	April 1, 2005
	(in thousands)	(in thousands)
Balance as of the beginning of the period	$1,083	$1,083
Provision for warranty liability for sales made during the period	105	276
Warranty costs during the period	(105)	(276)

Balance as of the end of the period	$1,083	$1,083

Note 4-Restricted Cash
     Restricted cash represents cash and cash equivalents used to collateralize standby letters of credit related to purchasing agreements with our suppliers. Cash restricted under standby letters of credit amounted to $5.0 million at both March 31, 2006 and December 31, 2005. This restriction expired on May 2, 2006.
Note 5-Balance Sheet Disclosures (tables in thousands):
     Inventory consisted of the following:

	March 31,	December 31,
	2006	2005
Inventories:
Raw materials	$20,974	$31,103
Controllers	4,319	4,969
Flash memory products	44,162	78,918
Ancillary products	1,333	2,065

	$70,788	$117,055

     Flash memory products included inventory on consignment at the Company’s customers of $15.6 million and $21.5 million at March 31, 2006 and December 31, 2005, respectively.
     Property and equipment consisted of the following:

	March 31, 2006	December 31, 2005
Computer and other equipment	$6,117	$5,984
Engineering equipment	7,507	7,360
Software	4,619	4,293
Furniture, fixtures and improvements	2,946	2,813
Construction in progress	1,672	2,091

	22,861	22,541
Less: accumulated depreciation and amortization	(12,046)	(11,718)

	$10,815	$10,823

     Construction in progress is comprised primarily of internal use software being developed for which depreciation will begin upon its first production use.
     Intangible assets consisted of the following:

	March 31, 2006	December 31, 2005
Goodwill	$246	$246

Patents	7,473	456
Less: accumulated amortization	(593)	(456)

Patents, net	6,880	—

	$7,126	$246

     On March 7, 2006, the Company entered into an agreement with Cirrus Logic, Inc. (“Cirrus”), in which many of the rights which the Company had given to Cirrus in 1996 under a patent cross license agreement were terminated or significantly modified. The Company paid Cirrus $7.0 million to enter the agreement.
     The payment has been recorded as a purchase of patents and is being amortized on a straight-line basis over the estimated 5 year remaining useful life of the patents.

     Accrued liabilities consisted of the following:

	March 31, 2006	December 31, 2005
Accrued price protection	$22,721	$12,995
Market development fund	14,639	19,843
Accrued rebates and volume incentive rebates	12,611	13,824
Accrued freight and fulfillment	1,863	2,298
Payroll and related amounts	3,479	2,965
Accrued incentive compensation	400	2,190
Accrued accounting and audit fees	1,001	1,639
Accrued commission	982	1,455
Accrued legal	9,994	4,157
Raw material purchase commitments	1,716	2,616
Other	7,722	9,346

	$77,128	$73,328

     The Company’s market development fund expenditures are used primarily to support product related promotional activities performed by its customers on its behalf. The Company accrues these expenses at the time the associated product revenues are recognized as sales and marketing expenses. However, to the extent that the fair market value of such promotional activities is not determined through independent valuation, the expense is recorded as a reduction in revenues.
     Deferred license revenue and product margin consisted of the following:

	March 31, 2006	December 31, 2005
Deferred license revenue	$31,043	$16,173
Deferred product margin	2,637	13,063

	33,680	29,236
Less: Amount classified as current liabilities	14,680	25,236

Deferred license revenue, net of current portion	$19,000	$4,000

Note 6-Net Loss Per Common Share (in thousands, except per share data):
     Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all dilutive potential common shares, including options, warrants and senior convertible notes. The numerator and denominator used in the calculation of historical basic and diluted net loss per share are as follows (in thousands, except per common share amounts):

	Three Months Ended
	March 31,	April 1,
	2006	2005
Numerator:
Net loss	$(36,817)	$(9,586)
Denominator for net loss per common share-basic and diluted:
Weighted average common shares outstanding	81,530	79,519
Net loss per common share-basic and diluted	$(0.45)	$(0.12)
Anti-dilutive Securities
     Securities listed below have not been included in the computations of diluted net loss per common share for the three-month periods ended March 31, 2006 and April 1, 2005 because the inclusion of these securities would be anti-dilutive (in thousands):

	Three Months Ended
	March 31,	April 1,
	2006	2005
Weighted average shares under warrants for common stock	—	41

Weighted average shares under options for common stock	20,590	19,461

Weighted average shares under senior convertible note	10,476	197

Note 7-Stock Compensation Plans
The Company’s 1996 Stock Option / Stock Issuance Plan
     The Company’s 1996 Stock Option / Stock Issuance Plan is divided into three separate equity programs: the option grant program, the stock issuance program and the stock bonus program. Under the plan, the exercise price per share of the stock options granted to employees, members of its Board of Directors or consultants could not be less than 85% (110% for a 10% stockholder) of the fair market value on the option grant date. Incentive stock options could only be granted to employees and the exercise price per share could not be less than 100% of the fair market value per share of the Company’s common stock on the option grant date.
     As of March 31, 2006, the Company had reserved [682,056] shares for options remaining outstanding under the 1996 Stock Option / Stock Issuance Plan, all of which were fully vested. No additional grants may be made under this plan.
The 2000 Equity Incentive Plan
     On January 21, 2000, the Company’s Board of Directors adopted the 2000 Equity Incentive Plan subject to stockholder approval. The 2000 Equity Incentive Plan became effective on the date of the Company’s initial public offering and was amended in April 2004. The 2000 Equity Incentive Plan is the successor to its 1996 Stock Option / Stock Issuance Plan. The 2000 Equity Incentive Plan authorizes the award of options, restricted stock awards and stock bonuses.
     The exercise price of incentive stock options must be at least equal to the fair market value of the Company’s common stock on the date of grant. The exercise price of incentive stock options granted to 10% or greater stockholders must be at least equal to 110% of the fair market value of its common stock on the date of grant. The exercise price of nonqualified stock options must be at least equal to 85% of the fair market value of its common stock on the date of grant. Options granted under the 2000 Equity Incentive Plan generally vest over a four year term. Under the term of the plan, 25% of the unvested shares vest upon a change in control.
     The Company initially reserved 8,000,000 shares of common stock for issuance under the 2000 Equity Incentive Plan. The number of shares reserved for issuance under this plan was increased to include shares of its common stock reserved under the 1996 Stock Option / Stock Issuance Plan that were not issued or subject to outstanding grants on the date of the Company’s initial public offering.
     The number of shares reserved for issuance under this plan is further increased to include:
•	any shares of common stock issued under the 1996 Stock Option / Stock Issuance Plan that are repurchased by the Company at the original purchase price;

•	any shares of common stock issuable upon exercise of options granted under the 1996 Stock Option / Stock Issuance Plan that expired without having been exercised in full.
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
     Stock option activity under the 1996 Stock Option / Stock Issuance Plan and the 2000 Equity Incentive Plan for the period from January 1, 2005 to March 31, 2006 is summarized below (in thousands, except per share amounts):

		Options Outstanding
	Shares	Number of Shares	Weighted Average
	Available for Grant	(000’s)	Exercise Price
Balances, January 1, 2005	171	19,564	$6.15
Additional shares reserved	3,961	—	—
Granted	(2,493)	2,493	5.73
Exercised	—	(1,192)	1.52
Forfeited and Expired	1,106	(1,106)	10.10

Balances, December 31, 2005	2,745	19,759	6.16
Additional shares reserved	4,050	—	—
Granted	(635)	635	7.39
Exercised	—	(1,028)	3.77
Forfeited and Expired	192	(192)	6.71

Balances, March 31, 2006	6,352	19,174	$6.32

     The following table summarizes the status of the Company’s stock options as of March 31, 2006:

	Stock Options Outstanding				Stock Options Exercisable
		Average	Weighted	Aggregate		Weighted	Aggregate
		Remaining	Average	Intrinsic		Average	Intrinsic
Range of	Shares	Contractual	Exercise	Value	Shares	Exercise	Value
Exercise Prices	(000’s)	Life (Years)	Price	(000’s)	(000’s)	Price	(000’s)
$0.20 to $1.03	3,201	5.12	$0.95	$24,435	3,201	$0.95	$24,435
$1.17 to $2.69	3,097	6.22	2.63	18,421	2,716	2.62	16,175
$2.76 to $5.50	2,678	6.14	4.96	9,692	2,093	4.96	7,570
$5.51 to $8.51	3,422	8.48	6.48	7,195	982	6.89	1,659
$8.60 to $11.20	6,176	7.67	10.52	—	5,570	10.65	—
$12.76 to $23.65	600	7.77	15.87	—	556	15.82	—

Total	19,174		$6.32	$59,743	15,118	$6.31	$49,839

     The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price on March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. However, as a result of the acceleration of the vesting of certain shares with an exercise price of $9.50 or greater which occurred in the fourth quarter of 2005, a portion of the exercisable shares can be purchased at March 31, 2006, but can not be sold by the optionees until the shares would have vested under the original vesting schedule. The total number of in-the-money options exercisable on March 31, 2006 was approximately 9 million. The weighted average remaining contractual life on March 31, 2006 for outstanding and exercisable options is 6.94 and 6.48 years, respectively.
     The total number of shares vested and expected to vest at March 31, 2006, was 18.9 million, with a weighted average exercise price of $6.31, weighted average remaining contractual life of 6.75 years and an aggregate intrinsic value of $59.2 million.
     As of March 31, 2006, there was approximately $9.4 million of total unrecognized compensation cost after estimated forfeitures related to non-vested stock-based compensation arrangements granted under the 1996 Stock Option / Stock Issuance Plan and the 2000 Equity Incentive Plan. This cost is expected to be recognized over a weighted average period of 1.35 years.
     The total intrinsic value of options exercised during the three month period ended March 31, 2006 was $5.5 million. The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2006 was approximately $3.9 million. In connection with these exercises, there were no tax benefits realized by the Company for the three months ended March 31, 2006.
     The Company settles employee stock option exercises with newly issued common shares.

Employee Stock Purchase Plan
The 2000 Employee Stock Purchase Plan
     On January 21, 2000, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan, which became effective on the first business day on which price quotations for the Company’s common stock were available on the Nasdaq National Market. The employee stock purchase plan is designed to enable eligible employees to purchase shares of its common stock at 85% of the lesser of the fair market value of such shares at the beginning of an offering period or the end of each six-month segment within such an offering period. Offering periods are generally two years in length. The Company initially reserved 1,000,000 shares under this plan for grants to employees. In addition, under the terms of the 2000 Employee Stock Purchase Plan, the number of shares of the Company’s common stock reserved for issuance under the plan increase automatically on January 1 of each year by an amount equal to 1% of its total outstanding shares of common stock as of the immediately preceding December 31. At March 31, 2006 there was approximately $0.9 million of unrecognized compensation cost related to the plan which will be amortized over the lives of the offering periods.
     Activity under the 2000 Employee Stock Purchase Plan for the period from January 1, 2005 to March 31, 2006, is summarized below (in thousands, except per share amounts):

	Shares	Purchase	Weighted Average
	Reserved	Price	Purchase Price
Balance, January 1, 2005	1,978
Additional shares reserved	793
Shares purchased	(564)	$3.24-$3.26	$3.25

Balance, December 31, 2005	2,207
Additional shares reserved	810
Shares purchased	(367)	$3.24-$4.23	$3.32

Balance, March 31, 2006	2,650

Note 8-Short Term Bank Borrowings:
     In April 2004, the Company entered into a credit agreement with Wells Fargo Bank which enabled the Company to borrow up to $40.0 million under a revolving line of credit note. All advances under this revolving line of credit note were secured by the Company’s accounts receivable and other rights to payment, general intangibles, inventory, equipment and proceeds of the foregoing. The Company used the proceeds from this loan to fund working capital requirements. On February 28, 2005, the Company entered into a three-year asset based revolving credit facility arranged and agented by Wells Fargo Foothill with a maximum loan commitment of $80.0 million which replaced the previous facility. The actual amount available for borrowing depends upon the value of the Company’s North American accounts receivable base. At March 31, 2006, the amount available to the Company under this facility was $25.7 million, which borrowing availability the Company did not utilize. Borrowings under this facility bear interest at the Company’s choice of one of two floating rates: either an annual rate equal to LIBOR plus 1.75 to 2.25 percentage points, depending on availability under the facility and the amount of its unrestricted cash, or an annual rate equal to the bank’s prime rate plus 0.25 to 0.75 percentage points, depending on availability under the facility and the amount of the Company’s unrestricted cash. At March 31, 2006, the annual interest rate for borrowings under the facility was 8.0 percent determined using the bank’s prime rate.
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
     Pursuant to the credit agreement with Wells Fargo Foothill, the Company must comply with certain affirmative and negative covenants. The affirmative covenants include a restriction on capital expenditures of up to $3.5 million in any fiscal year and a requirement that the Company report losses before interest, tax, depreciation and amortization, commonly referred to as “EBITDA,” of not more than a loss of $22.5 million for the six months ended June 30, 2005, a loss of $18.2 million for the nine months ended September 30, 2005, a loss of $4 million for the year ended December 31, 2005 and a loss of not more than the loss in the immediately preceding period for any trailing twelve month period thereafter. However, as of December 31, 2005, the Company was not subject to the foregoing affirmative covenants because its qualified cash under the agreement was in excess of $40 million, the Company had raised capital in excess of $50 million since entering into the credit facility, and there were no uncured known defaults under the agreement. The Company was, however, in default of one of the financial reporting affirmative covenants. Subsequent to December 31, 2005, the Company provided the required financial reporting information and Wells Fargo Foothill waived the default. The negative covenants with which the Company must comply include, among others: limitations on indebtedness; liens; distribution or disposal of assets; changes in the nature of its business; investments; mergers or consolidations with or into third parties; restriction on payment of dividends; transactions with affiliates; and modifications to material agreements in a manner materially adverse to the lender.
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
Note 9-Operating Segments and Geographic Information (in thousands)
     The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”).
     During the fourth quarter of 2005, the Company determined that its revenues and operations had grown and diversified such that the Company could now determine two distinct operating segments driven by its revenue stream: (1) Retail and (2) OEM. In addition, the Company has license and royalty revenues. Prior periods have been recast to conform with the new segments.
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

	Three Months Ended
	March 31, 2006	April 1, 2005
Retail	$102,831	$196,645
OEM	17,802	34,988
License and royalty	4,041	809

Total revenues	124,674	232,442

Retail	106,049	173,372
OEM	19,247	29,688
License and royalty	—	—

Total cost of product revenues	125,296	203,060

Gross margin
Retail	(3,218)	23,273
OEM	(1,445)	5,300
License and royalty	4,041	809

Total gross margin	(622)	29,382

Operating expenses:
Research and development	3,744	3,392
Sales and marketing	15,032	19,934
General administration	13,678	15,164

Total operating expenses	32,454	38,490

Net operating loss	(33,076)	(9,108)

	Three Months Ended
	March 31, 2006	April 1, 2005
Other expense	(733)	(460)

Net loss before income taxes	(33,809)	(9,568)
Income taxes	3,008	18

Net loss	$(36,817)	$(9,586)

     Revenues and long-lived assets by region (in thousands):

	Three Months Ended
	March 31, 2006	April 1, 2005
Revenues:
United States	$80,778	$134,966
United Kingdom	7,252	10,418
Germany	3,112	6,942
South Korea	3,449	2,244
Japan	3,612	11,309
Canada	1,170	9,092
France	2,385	6,348
Rest of Europe	5,920	14,922
Rest of world	16,996	36,201

Total net revenues	$124,674	$232,442

     Regional revenues are reported according to the location of the customers who have purchased the Company’s products or licensed the Company’s technology.

	March 31, 2006	December 31, 2005
Long-lived assets:
Property and equipment, net:
United States	$9,516	$9,708
Japan	13	16
Europe	1,143	947
Rest of the World	143	152

Total long-lived assets	$10,815	$10,823

Note 10–Comprehensive Loss:
     The following are the components of comprehensive loss (in thousands):

	Three Months Ended
	March 31, 2006	April 1, 2005
Net loss	$(36,817)	$(9,586)
Other comprehensive income (loss)	(16)	120

Comprehensive loss	$(36,833)	$(9,466)

     Other comprehensive loss for the three months ended March 31, 2006 and April 1, 2005 was attributable to the effects of foreign currency translation. Accumulated other comprehensive income at March 31, 2006 was $361,000 and was attributable to the effect of foreign currency translation. Accumulated other comprehensive loss at April 1, 2005 was $217,000 and was attributable to the effects of foreign currency translation.
Note 11-Hedging:
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
     The Company records its hedges of foreign currency denominated assets and liabilities at fair value, with the related gains or losses recorded in foreign exchange gain (loss) in the condensed consolidated statements of operations. The foreign exchange gains and losses on these contracts were substantially offset by transaction losses and gains on the underlying balances being hedged. In addition, at March 31, 2006, the Company had foreign currency denominated assets and liabilities that were not hedged. Net foreign exchange losses for the three months ended March 31, 2006 and April 1, 2005 were approximately $0.6 million and $0.1 million, respectively. As of March 31, 2006 and December 31, 2005, the Company held forward contracts for yen and pounds sterling with aggregate notional values of $29.1 million and $40.1 million, respectively.
Note 12-Contingencies:
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
Litigation with Toshiba
     The Company is involved in multiple lawsuits with Toshiba as follows:
     In the Matter of Certain Flash Memory Chips, Flash Memory Systems, and Products Containing Same: United States International Trade Commission
     On April 11, 2006, the Company filed a formal complaint with the International Trade Commission (ITC) against Toshiba Corporation, Toshiba America, Inc., and Toshiba America Electronic Components, Inc. alleging that Toshiba’s chips and flash cards infringe the Company’s United States Patent Nos. 6,801,979; 6,397,314; and 6,978,342.
     The Company has requested that the ITC institute an investigation against Toshiba based on the importation of the infringing NAND flash chips and flash cards. The Company has asked the ITC to grant all possible relief, including an exclusionary order, enforceable by U.S. Customs, prohibiting the importation into the United States of Toshiba’s chips and cards as well as products that contain Toshiba’s NAND flash chips. If the complaint is accepted by the ITC, the ITC will institute a formal Section 337 investigation within 30 days.
     Lexar Media, Inc. v. Toshiba Corporation, Toshiba America, Inc. and Toshiba America Electronics Corporation
     On November 4, 2002, the Company filed a lawsuit in Santa Clara County Superior Court against Toshiba Corporation, Toshiba America, Inc. and Toshiba America Electronics Corporation (“TAEC”) alleging theft of trade secrets and breach of fiduciary duty. The Company later filed an amended complaint to add violation of California Business and Professions Code Section 17200 and to drop without prejudice claims against Toshiba America, Inc. The basis of the Company’s allegations were that since its inception in 1996, and including the period from 1997 through 1999 when Toshiba was represented on the Company’s Board of Directors, Toshiba had access to and was presented with details of the Company’s strategy as well as its methods of achieving high performance flash devices that Toshiba has now incorporated into its flash chips and flash systems.
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
     On October 5, 2005, the Superior Court of the State of California entered a Statement of Decision in which it found that Toshiba engaged in unfair or unlawful competition, thereby violating California Business and Professions Code Section 17200. However, the Court declined the Company’s request to enter an injunction against Toshiba flash memory products that incorporate the Company’s trade secrets and further declined to order any additional monetary relief.
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
     Toshiba Corporation v. Lexar Media, Inc.; Lexar Media, Inc. v. Toshiba Corporation
     On November 1, 2002, Toshiba Corporation filed a lawsuit seeking declaratory judgment that Toshiba does not infringe the Company’s U.S. Patent Nos. 5,479,638; 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,141,249; 6,145,051; 6,172,906; 6,202,138; 6,262,918; 6,374,337; and 6,397,314 or that these patents are invalid. This suit was filed in the United States District Court for the Northern District of California. Toshiba does not seek monetary damages or an injunction in this action. The Company believes that Toshiba’s claims are without merit and is contesting this lawsuit vigorously.
     On November 21, 2002, the Company filed an answer and counterclaim in which the Company alleged that Toshiba infringes its U.S. Patent Nos. 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,172,906; 6,202,138; and 6,374,337. The Company sought an injunction and damages against Toshiba.
     On December 20, 2002, Toshiba filed its first amended complaint in which Toshiba dropped its allegations that the Company’s patents are unenforceable.
     On February 28, 2003, the Company filed an answer and its first amended counterclaim against Toshiba for infringement of the Company’s U.S. Patent Nos. 5,479,638; 5,818,781; 5,907,856; 5,930,815; 6,034,897; 6,040,997; 6,134,151; 6,141,249; 6,145,051; 6,172,906; 6,202,138; 6,262,918; 6,374,337; and 6,397,314. The Company is seeking damages as well as an injunction against Toshiba for its products that the Company alleges infringe the Company’s patents, including Toshiba’s flash memory chips, flash cards and digital cameras.

     Claim construction in the Company’s litigation against Toshiba was held in August 2004. The Court issued a claim construction ruling on January 24, 2005. The Company believes that the claim construction ruling favorably construes the claims of the Company’s patents.
     This case has been coordinated for discovery purposes with the Company’s litigation against Pretec Electronics Corporation (“Pretec”), PNY Technologies, Inc. (“PNY”), Memtek Products, Inc. (“Memtek”) and C-One. Discovery has now commenced as to all defendants. The patents at issue in the first phase of the litigation will be the Company’s U.S. Patent Nos. 5,479,638 entitled “Flash Memory Mass Storage Architecture Incorporation Wear Leveling Technique”; 6,145,051 entitled “Moving Sectors Within Block of Information in a Flash Memory Mass Storage Architecture”; 6,397,314 entitled “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash Memory Device”; 6,202,138 entitled “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash”; 6,262,918 entitled “Space Management For Managing High Capacity Nonvolatile Memory”; and 6,040,997 entitled “Flash Memory Leveling Architecture Having No External Latch.” The parties have now mutually dismissed with prejudice all claims regarding U.S. Patent No. 6,172,906.
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
     Toshiba Corporation v. Lexar Media, Inc.
     On January 13, 2003, Toshiba Corporation filed a lawsuit against the Company in the United States District Court for the Northern District of California, alleging that the Company infringes Toshiba’s U.S. Patent Nos. 5,546,351; 5,724,300; 5,793,696; 5,946,231; 5,986,933; 6,145,023; 6,292,850; and 6,338,104. On February 7, 2003, Toshiba Corporation filed an amended complaint and now alleges that the Company infringes Toshiba’s U.S. Patent Nos. 5,546,351; 5,724,300; 5,793,696; 5,946,231; 5,986,933; 6,094,697; 6,292,850; 6,338,104; and 5,611,067. In this action, Toshiba Corporation seeks injunctive relief and damages. Toshiba’s patents appear to primarily relate to flash components that the Company purchases from vendors who provide the Company with indemnification. On March 5, 2003, the Company filed an answer in which the Company is seeking a judgment that the Company does not infringe these patents or that they are invalid or unenforceable. The Company believes that Toshiba’s claims are without merit and intends to contest this lawsuit vigorously.
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
     At this time, the Company is unable to reasonably estimate the possible range of loss for this proceeding and, accordingly, has not recorded any associated liabilities on its condensed consolidated financial statements at March 31, 2006.
Litigation Against Fuji, Memtek and PNY
     On July 11, 2002, the Company filed a lawsuit in the United States District Court for the Eastern District of Texas against Fuji Photo Film USA (“Fuji”), Memtek and PNY for patent infringement. The Company alleged that the defendants infringe the Company’s U.S. Patent Nos. 5,479,638; 5,907,856; 5,930,815; 6,034,897; 6,134,151; 6,141,249; 6,145,051; and 6,262,918. The Company sought injunctive relief and damages against all defendants.
     On November 4, 2002, the Company filed an amended complaint against Fuji. In the amended complaint, the Company alleges that Fuji infringes the Company’s U.S. Patent Nos. 5,479,638; 6,141,249; 6,145,051; 6,262,918; and 6,397,314 through the sale of its flash memory products and digital cameras. The Company is seeking injunctive relief and damages against Fuji. Memtek and PNY are no longer parties to this particular action. On December 9, 2002, Fuji filed an answer in which they sought declaratory relief that they do not infringe the five patents named in the suit as well as the Company’s U.S. Patent Nos. 5,907,856; 5,930,815; 6,034,897; and 6,134,151.
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
     The Company believes that Fuji’s claims are without merit and intends to contest this lawsuit vigorously. At this time, the Company is unable to reasonably estimate the possible range of loss for this proceeding and, accordingly, has not recorded any associated liabilities on its condensed consolidated financial statements at March 31, 2006.
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
     On April 13, 2001, the Company filed an amended complaint in its litigation with Pretec and PNY, naming Memtek as an additional defendant. On June 26, 2001, the Court allowed the Company to file its second amended complaint in the Company’s litigation with Pretec and PNY, naming C-One as an additional defendant and adding the Company’s U.S. Patent No. 5,479,638 against all of the defendants. In this action the Company alleges that PNY and the other defendants infringe the Company’s U.S. Patent Nos. 5,479,638, 5,818,781, 5,907,856, 5,930,815 and 6,145,051. This suit is pending in the United States District Court for the Northern District of California. The Company is seeking injunctive relief and damages against all of the defendants.
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
Litigation With Willem Vroegh
     On February 20, 2004, an individual, Willem Vroegh, sued the Company, along with Dane-Elec Memory, Fuji, Eastman Kodak Company, Kingston Technology Company, Inc., Memorex, PNY, SanDisk Corporation, Verbatim Corporation, and Viking InterWorks, alleging that the Company’s description of the capacity of its flash memory cards is false and misleading under California Business and Professions Code Sections 17200 and 17500. The plaintiff also asserted allegations for breach of contract, common law claims of fraud, deceit and misrepresentation; as well as a violation of the Consumers Legal Remedies Act, California Civil Code Sec. 175, all arising out of the same set of facts. Plaintiff seeks restitution, disgorgement, compensatory damages and injunctive relief and attorneys’ fees.
     In February 2006, the Company and other defendants entered into a settlement agreement with the plaintiffs, subject to approval by the Superior Court of the City and County of San Francisco, pursuant to which the defendants agreed to: (i) provide class members with either: (A) a cash refund equal to 5% of the purchase price for each flash memory device purchased; or (B) a 10% discount towards the purchase of a new flash memory device; and (ii) make disclosures on future packaging about the useable capacity of the defendants’ flash memory devices and (iii) pay up to $2,400,000 in the aggregate in attorneys’ fees and expenses to plaintiffs’ counsel. As of March 31, 2006, the Company had accrued $900,000, the Company’s estimated portion of the attorney’s fees and expenses along with the Company’s estimate of the cost of the rebate or discount programs to the Company, in connection with the settlement.

     On April 19, 2006, the Court gave preliminary approval to the proposed settlement agreement. The Company currently expects that the Court will consider final approval of the proposed settlement agreement in the third quarter of 2006.
Stockholder Litigation
     In March 2006, following the announcement of the Company’s agreement to be acquired by Micron Technology, Inc. in a stock-for-stock merger, the Company, along with its directors, were named as defendants in several lawsuits purporting to be class actions in the Superior Court for the State of California for the County of Alameda. Those actions are brought allegedly on behalf of a class of plaintiffs who are holders of the Company’s stock and assert claims that the defendants engaged in self-dealing and breached their fiduciary duties by agreeing to the merger. Two of the suits also name Micron as a defendant. The claims are based on allegations that, among other things, the consideration to be paid to stockholders in the proposed merger is unfair and inadequate. Plaintiffs seek, among other things, a declaration that the defendants have breached their fiduciary duties, unspecified monetary damages, attorneys’ fees and costs, certain forms of equitable relief (including enjoining the consummation of the merger, rescinding the merger agreement, and imposing a constructive trust), and other relief. The suits have been consolidated, and plaintiffs are expected to file a consolidated class action complaint.
     At this time, the Company is unable to reasonably estimate the possible range of loss for these stockholder litigation matters and, accordingly, has not recorded any associated liabilities on its condensed consolidated financial statements at March 31, 2006.
Note 13-Recent Accounting Pronouncements
     In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is required to be applied to reporting periods beginning after December 15, 2005. The adoption of this FSP in the first quarter of 2006 did not have a material impact on the Company’s condensed consolidated financial statements.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154’s retrospective application requirement replaces APB No 20’s (“Accounting Changes”) requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The Company adopted SFAS No.154 on January 1, 2006 and the adoption did not have an impact on our condensed consolidated financial statements. However, it may impact the consolidated financial statements in future periods in which a change in accounting principle is made.
     In February 2006, the FASB issued SFAS No. 155, “ Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (“SFAS No.155”)”. SFAS No. 155 permits fair value remeasurement for hybrid financial instruments containing an embedded derivative which otherwise requires bifurcation. This statement is effective for all financial instruments acquired or issued by the Company after January 1, 2007. The Company anticipates that the adoption of SFAS No. 155 will not have a material impact on its condensed consolidated financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our proposed acquisition by Micron Technology, Inc., as well as trends and uncertainties in our business, such as our expectations about our liquidity, flash memory supply, pricing strategy, plans to change product mix, expected growth, plans to manufacture new flash memory products, and expected future trends in component costs and operating expense levels. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date hereof.
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
     Unless otherwise indicated, the discussions in this report relate to Lexar as a stand-alone entity and do not reflect the impact of the proposed merger with Micron. Micron filed a registration statement on Form S-4 with the SEC on March 28, 2006, as amended on May 2, 2006, containing a definitive proxy statement/prospectus that details a special meeting of our stockholders to be held on June 2, 2006 to enable our stockholders to vote to adopt the merger agreement. The definitive proxy statement/prospectus is being sent to all of our stockholders as of April 28, 2006, the record date for the special meeting, and contains important information about us, the merger, risks relating to the merger and related matters. We strongly encourage our stockholders to read this definitive proxy statement/ prospectus.
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
     In the first quarter of 2005, we announced that we would focus our business on profitability, potentially at the expense of revenue growth and market share. Consistent with this strategy, during 2005, we reduced the number of our promotional programs and, although we lowered our selling prices, we did so on a selective basis and generally maintained a price premium in relation to our competitors’ prices. This strategy resulted in a significant decrease in our rate of revenue growth and a loss of market share during 2005. Our product gross margins decreased during the first quarter of 2006 to negative 3.9% compared to 12.3% in the first quarter in 2005. In the first quarter of 2006, our competitors made very significant across the board price decreases that affected substantially all of our products. These price decreases generally ranged from 20% to 35%. In response to these competitive pricing pressures in the first quarter of 2006, we adjusted our strategy and significantly lowered our prices in an effort to remain competitive in the market place. We may be required to make further price reductions, which we have done in the beginning of the second quarter of 2006, which could negatively affect our product revenues. We intend to continue to manage our selling prices with the intention of focusing on profitability as much as possible while balancing our goal to maintain our retail market position. If we cannot offset such lower prices with lower costs through our suppliers, it will have a negative impact on our gross margins. We are also planning to take steps to change our product mix by emphasizing sales of our premium products, which generally carry higher gross margins, and we continue to seek additional license and royalty income.
     During the first quarter of 2006, our product revenues decreased 47.9% compared to the first quarter of 2005. Our retail product revenues decreased $93.8 million, or 47.7%, as certain of our resellers have not accepted price premiums for our products and added other vendors’ products in prior quarters. At other resellers where we are priced at a premium to our competition, our sell through rate has declined or has not grown as quickly as the market has grown. Product revenues from sales to the OEM channel, consisting of digital media, controllers, digital media accessories and other components, decreased to $17.8 million in the first quarter of 2006 compared to $35.0 million in the first quarter of 2005.

     If the retail selling prices of our products are not competitive with our competitors’ selling prices, our resellers may further reduce their orders, purchase from other vendors or return unsold product to us within the scope of their agreements. During the first quarter of 2006, we lost product placements to our competitors at Best Buy and Circuit City and other resellers due to our pricing strategy and competitive pricing pressures and also experienced an increase in product returns. In addition, at Wal-Mart (including Sam’s Club), which collectively accounted for 25.4% of our gross revenue in the first quarter of 2006, we may experience a significant decline in sales due to their addition of other vendors’ products into their stores.
     We have focused our efforts at ensuring that our costs for flash memory and components will enable us to sell our products at competitive prices, that our supply of flash memory and flash card components is sufficient to meet our anticipated supply needs, that our supply chain can support the rates of growth we expect and that we have sufficient engineering resources to design the products demanded by our customers. During the second quarter of 2004, we began to diversify our suppliers of flash memory. New flash suppliers continue to increase their production capacity and product offerings. Although new flash suppliers are now introducing competitive products at the 4 and 8 gigabit capacities, respectively, we expect that Samsung, Toshiba and Hynix will continue to be the largest providers to the market for high density flash chips as new flash memory suppliers generally transition to producing higher density chips over a period of time.
     We continue to focus on five specific areas: (1) to further optimize our supply chain; (2) to improve our sales mix towards our more profitable products; (3) to continue to adjust our sales and marketing strategy to focus more on profitability; (4) to further seek to lower costs generally; and (5) to further strengthen our organization and processes.
     We expect that rapid price declines will continue to be a major challenge for our business. We expect the competitive pricing pressures we experienced in the first quarter of 2006 will continue in the second quarter of 2006. We also expect demand for our products in the second quarter of 2006 to be stronger due to the seasonality of our business. During periods of rapid price declines, we must manage our internal, consignment and channel inventories carefully while balancing the need to meet the demands of our customers quickly. Any reduction in prices by us will hurt our gross margins unless we can manage our internal, consignment and channel inventories and gain lower competitive prices from our suppliers to reduce our cost structure and minimize the impact of such price declines. As a result, we have been, and continue to be, actively focusing our planning efforts to optimize our supply chain and reduce our inventories. During the first quarter of 2006, we reduced our inventory from $117.1 million at December 31, 2005 to $70.8 million at March 31, 2006. We have also adjusted our business model to build products generally to buffer inventory based on when our customers order those products rather than build products to forecast and in advance of receiving orders from our customers. Our build to buffer based on orders model will still include certain inventory to enable us to adequately support our customers but will also increase the risk that we will not be able to meet our customers’ quick turn needs or upside demand. In addition, we are working with our suppliers to reduce our cycle times and reduce the component and assembly cost of our products. We are also expecting to rationalize the number of products we offer to the market in order to make our internal and channel inventory management more effective. We have focused on expanding our distribution channels, particularly internationally, and working to ensure our products are available at outlets where consumers look to purchase these products and expanding our sales to markets other than retail, particularly to OEM customers.
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
     Revenues. In the first quarter of 2006, we generated $102.8 million from the retail channel, $17.8 million from the OEM channel, as compared to $196.6 million and $35.0 million, respectively, in the first quarter of 2005. In addition, we generated $4.0 million of license and royalty revenues in the first quarter of 2006 versus $0.8 million in the first quarter of 2005.
     Since the beginning of 2002, we have significantly increased our presence in the mass-market channel by increasing the number of retail storefronts in which our customers sell our products. Our products were sold in approximately 74,000 retail stores worldwide at the end of the first quarter of 2006, which is an increase of approximately 3,000 retail stores from the end of fourth quarter of 2005. However, because of our pricing strategy, we experienced a loss of market share during the first quarter of 2006, as some of our resellers have not accepted price premiums for our products, and added other vendors’ products in prior quarters. At other resellers where we are priced at a premium to our competition, our sell through has declined or has not grown as quickly as the market has grown. As is common practice in the mass-market channel, we offer our customers various programs and incentive offerings, including price protection, market development funds and cooperative marketing programs, rebates and other discounts. Retail sales comprised 85.2% and 84.9% of our total net product revenues for the first quarter of 2006 and 2005, respectively. In the first quarter of 2006, our product revenues decreased 47.9% compared to the first quarter of 2005, and our product revenues related to sales to retailers decreased $93.8 million or 47.7% as a percentage of our total product revenues.
     As discussed above, we also generate revenues from our OEM channel sales, primarily of other components, which represented 14.8% and 15.1% of our total net product revenues for the first quarter of 2006 and the first quarter of 2005, respectively. We expect to continue the sale of other components to OEM customers, as the demand for flash memory increases. Our expectation is that these types of sales will increase in the second quarter of 2006 over the first quarter of 2006.
     In addition, as discussed above, we generate license and royalty revenues under license agreements, which revenues have historically been primarily from Samsung and Sony.
     During October 2005, we entered an agreement that extended the term of the original Samsung license agreement for five years through March 2011 and significantly expanded the scope of the original license agreement to cover Samsung products that were not previously included in the original license grant. We also agreed to provide Samsung with technical support for a period of three years. As a result, we received significant licensing payments during the fourth quarter of 2005 and in the first quarter of 2006. These payments will not recur after the first quarter of 2006. The payments received under this agreement are being recognized over a three year period which commenced in November 2005. This period corresponds to the estimated period over which we expect to provide support to this licensee. License and royalty revenues from all licensees were approximately $4.0 million during the first quarter of 2006. Variable based royalties recognized in the first quarter of 2006 were $1.0 million. Our license and royalty revenues may fluctuate significantly from quarter to quarter depending in part on the sales of our licenses. We are actively seeking to license our technology to other companies, including companies that we believe infringe our patents.
     A significant portion of our sales have been to a limited number of customers. Our top 10 customers accounted for 60.4% and 46.7% of our gross revenues for the first quarter of 2006 and the first quarter of 2005, respectively. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for at least the next several years.
     Product sales in North America have historically accounted for the majority of our total net product revenues. Net product revenues in North America represented approximately 67.7% and 62.4% of our total net product revenues for the first quarter of 2006 and the first quarter of 2005, respectively. Over the long term, we expect our sales outside of North America will increase as a percentage of our total net product revenues. Net product revenues in Europe declined from 16.7% to 15.5% from the first quarter of 2005 to the first quarter of 2006 of our total net product revenues primarily due to the impact of our focus on selling our products profitably rather than focusing on revenue growth and market share. Net product revenues in Japan and the rest of the world represented 16.8% of our total net product revenues for the first quarter of 2006, compared with 20.9% for the first quarter of 2005. The decrease in net product revenues in Japan and rest of the world is due to other components sales decreasing 43.4% from the first quarter of 2005 to the first quarter of 2006.
     The markets we serve with our digital media products have been expanding rapidly. This has increased the pressure on our ability to ensure an adequate supply of components and the scalability of our operations to meet surges in product demand such as we experienced. On a continuing basis, we must forecast our customers’ product mix and volume accurately to ensure that we can meet their demands. If we are unable to forecast our customers’ product mix and volume accurately it may affect our ability to grow our revenues as projected and could result in product obsolescence or inventory write-downs, which would harm our operating results, which we have experienced in the first quarter of 2006.
     In the second quarter of 2004, we entered into an exclusive, multi-year agreement with Eastman Kodak whereby we offer digital media for sale to customers under the Kodak brand name on a worldwide basis. We began introducing such products in the third quarter of 2004. Revenue from Kodak branded products increased through the fourth quarter of 2005, and the revenues for the first quarter of 2006 were consistent with the first quarter of 2005. We have obligations to meet certain annual financial and other periodic non-financial targets in the agreement which we have not met. Kodak has informed us that they intend to make our license non-exclusive. In addition, although Kodak has indicated that they do not intend to terminate our license in its entirety, in the future Kodak may have the right to do so.
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
     The cost of flash memory has been volatile due to increasing demand as more applications utilize NAND flash memory, new technologies are developed and more flash memory production capacity becomes available. In the latter half of 2004, the cost of flash memory declined as supply exceeded demand in certain densities and in anticipation of additional supply of flash memory. During 2005, the cost of flash memory declined slower than the retail prices. In the first quarter of 2006, we experienced a rapid decline in both flash pricing and retail average sale price.
     A number of companies, including Hynix, Infineon, Micron and ST Micro, entered the NAND flash market in 2004, and are expected to bring additional capacity of NAND flash chips in 2006. Micron and Intel recently formed a joint venture named Intel Micron Flash Technologies, which is expected to add significant capacity in late 2006 and 2007. Other companies, including Samsung and Toshiba, have announced that they plan to expand their production of flash memory during 2006. If these companies successfully introduce new high density products and/or expand output of flash memory, it could create an over-supply situation during certain periods of 2006, driving product prices down and lowering our cost of flash. However, currently most of the new flash supply is lower density chips that can only be used cost effectively to manufacture lower capacity cards.
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
     General and Administrative. Our general and administrative expenses include salaries and related expenses for executive, administrative and operational personnel, fees for professional services and other corporate expenses. We are involved in several intellectual property litigation matters, as we have focused our efforts to protect our intellectual property rights and license our technology to those companies that we believe infringe our intellectual property. We are also involved in additional litigation, including product class action litigation. In addition to our current litigation, a number of companies have brought products to market that we believe may infringe our intellectual property. Our legal expenses decreased in the first quarter of 2006 from the first quarter of 2005 due to lower legal fees related to litigation, offset partially by expenses related to our contemplated acquisition by Micron. Our legal expenses in the first quarter of 2005 were higher due to the trial against Toshiba. We expect that legal costs will remain comparable in the second quarter of 2006, partially as a result of the stockholder securities lawsuits that have been filed against us and our directors challenging the proposed merger with Micron. If another of our legal actions were to proceed to trial, or if we become involved in additional litigation, our legal expenses could significantly increase beyond anticipated levels. In addition to increased costs associated with our litigation, we also believe that our general and administrative expenses will likely continue to remain significant in the rest of 2006 primarily as a result of costs associated with regulatory requirements related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
Stock-based compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Stock-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the our employee stock purchase plan, or ESPP (“employee stock purchases”), based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the our fiscal year 2006. Our condensed consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).
     During the three months ended March 31, 2006 we recorded stock-based compensation expense for awards granted prior to, but not yet vested as of, January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For these awards, hawse have continued to recognize compensation expense using the accelerated amortization method. For stock-based awards granted after January 1, 2006, we recognized compensation expense based on the grant date fair value required under SFAS 123(R). For these awards, we recognized compensation expense using a straight-line amortization method. No tax benefits related to stock based compensation were recognized by us for the three months ended March 31, 2006.
     The following tables show the impact of adopting SFAS123(R) on our condensed consolidated financial statements as of and for the three months ended March 31, 2006, and the pro forma impact on the comparable period in 2005 as disclosed in the notes prior to our condensed consolidated financial statements in the three months ended April 1, 2005:

Three months ended
March 31, 2006
( in thousands,
except per share
amounts )
Loss before income taxes	$1,919
Net loss	$1,919
Net loss per common share—Basic:
Loss before income taxes	$0.02
Net loss	$0.02
Net loss per common share—Diluted:
Loss before income taxes	$0.02
Net loss	$0.02

Three months ended
April 1, 2005
( in thousands,
except per share
amounts )
Net loss per common share, as reported	$9,586

Add: Total stock-based compensation expense determined under the fair value based method, net of related tax effects	4,304
Net loss, pro forma	$13,890
Net loss per common share—Basic:
As reported	$0.12
Pro forma	$0.17
Net loss per common share—Diluted:
As reported	$0.12
Pro forma	$0.17
     Stock based compensation expense was allocated as follows in the condensed consolidated statement of operations for the three months ended March 31, 2006:

	Three Months Ended
	March 31,	April 1,
	2006	2005
Cost of product revenues	$208	$—
Research and development	370	—
Selling and marketing	613	—
General and administrative	728	—

Total	$1,919	$—

Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to price protection, customer programs and incentives, product returns, doubtful accounts, inventory valuation reserves, investments, intangible assets, income taxes and related valuation allowances, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
     Estimates and assumptions about future events and their effects cannot be determined with certainty. These estimates and assumptions may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have been included in the condensed consolidated financial statements as soon as they became known. In addition, we are periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. These uncertainties are discussed in this report in the section entitled “Risk Factors.”
     We believe the following critical accounting policies reflect our most significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
A.	Revenue recognition, including price protection, rebates and other customer programs,

B.	Valuation allowance and accrued liabilities, including sales returns and other allowances, inventory reserves, warranty accruals, the allowance for doubtful accounts and deferred tax asset valuation allowances; and

C.	Stock-based compensation.

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
     With respect to sales to OEMs and end users, we do not grant return rights, price protection or other sales incentives. Accordingly, we recognize product revenues upon delivery if our revenue recognition criteria described above are met.
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

     Changes to increase the inventory valuation reserve for lower of cost or market provision or excess and obsolete inventory provision are charged to cost of product revenues. At the point of this loss recognition, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-costed inventory is subsequently sold, the related allowance is matched to the movement of related product inventory, resulting in lower costs and higher gross margins for those products. During the first quarter of 2006 and the first quarter of 2005, the effect of the sale or disposition of previously written down inventory on our gross margin percentage was not significant.
     We operate in an industry that is characterized by intense competition, supply shortages or oversupply, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. If actual product demand or selling prices are less favorable than we estimate, we may be required to take additional inventory write-downs.
Deferred Tax Valuation Allowance
     As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes, which involve estimating our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes, such as deferred revenue. These differences have resulted in a net deferred tax asset. Our judgment is required to assess the likelihood that the net deferred tax asset will be recovered from future taxable income. We have determined that it is more likely than not that the net deferred tax asset will not be realizable. Accordingly, a full valuation allowance has been recorded against the net deferred tax asset. In the event management determines that it has become more likely than not that the net deferred tax asset will be realizable in the future, an adjustment to the deferred tax asset valuation allowance would be made, which would increase income and additional paid in capital in the period such determination is made.
Other Valuation Allowances and Accrued Liabilities
     We maintain accruals and allowances for returns, warranty and sales related discounts such as price protection, market development funds and cooperative marketing programs and rebates. We provided for returns, warranty and sales related discounts amounting to $30.2 million and $22.9 million during the first quarter of 2006 and the first quarter of 2005, respectively. At March 31, 2006 and December 31, 2005, we had related accruals and allowances of $64.2 million, and $63.6 million, respectively. Price protection, market development funds and cooperative marketing programs, rebates and other discounts are provided for at the time the associated revenue is recognized. If market conditions were to change adversely, we may take actions to increase our customer incentive offerings, which could result in increased accruals and allowances for these programs. Historically, warranty expenses have not been material. In the event that a problem is identified that would result in the need to replace a product or products on a large scale, such an event will result in charges that would be recorded in the determination of net income (loss) in the period in which the additional cost is identified and may have a material adverse effect on our operating results and financial position. In the second quarter of 2005, in collaboration with Canon, we identified a lost image condition found to be rare and specific to select Canon cameras when used with CompactFlash cards, including our own. To ensure compatibility, we offered to rework our Professional 80x CompactFlash cards and Canon offered a camera firmware update to address issues experienced with other cards for customers who experienced the problem with the identified Canon cameras. We and Canon continue to work together to ensure compatibility across product lines. The total estimated cost to rework the affected products is expected to be approximately $0.9 million, all of which was provided for in the second quarter of 2005. Aggregate costs incurred to rework the affected products have been $0.3 million through March 31, 2006.
Allowance for Doubtful Accounts
     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. At March 31, 2006 and December 31, 2005, we had an allowance for doubtful accounts of $1.6 million and $1.7 million, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an increase in the allowance may be required.
Stock-based compensation
     We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SEC SAB No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No.123). SFAS No. 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.
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
Revenues, Cost of Product Revenues and Gross Margin
     The following table sets forth revenues, cost of product revenues and gross margin amounts from our condensed consolidated statements of operations:

	Three Months Ended
			% change
	March 31, 2006	April 1, 2005	2005 to 2006
Retail	$102,831	$196,645	(47.7%)
OEM	17,802	34,988	(49.1%)

Product revenues	120,633	231,633	(47.9%)
License and royalty	4,041	809	399.5%

Total net revenue	124,674	232,442	(46.4%)

Retail	106,049	173,372	(38.8%)
OEM	19,247	29,688	(35.2%)
License and royalty	—	—

Total cost of product revenues	125,296	203,060	(38.3%)

Retail	(3,218)	23,273	(113.8%)
OEM	(1,445)	5,300	(127.3%)
License and royalty	4,041	809	399.5%

Total gross margin	$(622)	$29,382	(102.1%)

     The following table sets forth revenues, cost of product revenues and gross margin amounts from our condensed consolidated statements of operations expressed as a percentage of total net revenues:

	Three Months Ended
	March 31, 2006	April 1, 2005
Retail	82.5%	84.6%
OEM	14.3%	15.1%

Product revenues	96.8%	99.7%
License and royalty	3.2%	0.3%

Total net revenue	100.0%	100.0%
Retail	85.1%	74.6%
OEM	15.4%	12.8%
License/ Royalty	—	—

Total cost of product revenues	100.5%	87.4%

Retail	(2.6%)	10.0%
OEM	(1.1%)	2.3%
License and royalty	3.2%	0.3%

Total gross margin	(0.5%)	12.6%

     The following table sets forth cost of product revenues and product gross margin amounts from our condensed consolidated statements of operations expressed as a percentage of product revenues:

	Three Months Ended
	March 31, 2006	April 1, 2005
Retail	85.2%	84.9%
OEM	14.8%	15.1%

Product revenues	100.0%	100.0%

Retail	87.9%	74.9%
OEM	16.0%	12.8%

Cost of product revenues	103.9%	87.7%

Retail	(2.7%)	10.0%
OEM	(1.2%)	2.3%

Total gross margin	(3.9%)	12.3%

Revenues
     Net product revenues decreased $111.0 million in the first quarter of 2006 or 47.9%, from the first quarter of 2005. This decrease was the result of lower sales volumes and lower average selling prices. Net product revenues include $13.5 million of component sales in the first quarter of 2006 compared to $23.9 million in the first quarter of 2005. License revenue from all licensees was $4.0 million in the first quarter of 2006.
     Revenues through our retail channel decreased $93.8 million in the first quarter of 2006 compared to the first quarter of 2005, as we experienced a 32.3% decline in our average gross selling price per megabyte of digital media and a 22.6% decrease in megabytes sold. The decrease in megabytes sold was due to a 30.2% decrease in digital media units sold, which was partially offset by a 10.9% increase in average capacity per digital media unit sold from 344 megabytes per unit to 381 megabytes per unit in the first quarter of 2006 compared with the first quarter of 2005. Revenues from our OEM channel decreased $17.2 million to $17.8 million in the first quarter of 2006 compared to $35.0 million in the first quarter of 2005. During the first quarter of 2006, our product revenues from sales into the retail channel represented 85.2% of our total product revenues compared to 84.9% of our total product revenues in the first quarter of 2005.
     We expect that the average capacity and number of units of digital media sold will increase in the rest of 2006 and that the average gross selling price per megabyte of our digital media will decline between 5% to 10% during the second quarter of 2006. We expect an increase in our sales of other components in the second quarter of 2006.
     In the first quarter of 2006, we derived 67.7%, 15.5%, 2.1% and 14.7% of our product revenues from sales to customers in North America, Europe, Japan and the rest of the world, respectively. In the first quarter of 2005, we derived 62.4%, 16.7%, 4.5% and 16.4% of our product revenues from sales to customers in North America, Europe, Japan and the rest of the world, respectively. During the first quarter of 2006, gross revenues from one customer, Wal-Mart, represented 25.4% of our gross revenues, as compared 17.1% of our gross revenues in the first quarter 2005.
     We generate license and royalty revenues primarily from our agreements with licensees under which we license the use of our intellectual property. Our license and royalty revenues increased to $4.0 million in the first quarter of 2006 from $0.8 million in the first quarter of 2005, primarily due to increased volumes under our current license agreements with Sony and Samsung and our expanded licensing agreement with Samsung. During October 2005, we entered into an agreement that extended the term of the original Samsung license agreement for five years through March 2011 and significantly expanded the scope of the original license agreement to cover Samsung products that were not previously included in the original license. As a result, we received significant licensing payments during the fourth quarter of 2005 and in the first quarter of 2006. As these payments relate to additional rights granted during the term of the original license agreement, these payments will not recur after the first quarter of 2006. The payments received under this agreement are being recognized over a three year period which commenced in November 2005. This period corresponds to the estimated period over which we expect to provide support to the licensee. We will continue to seek new licensing opportunities in the rest of 2006 and beyond. We expect license and royalty revenue in the second quarter of 2006 to be in the range of $4.0 to $5.0 million.
Cost of Product Revenues
     Cost of product revenues decreased for the first quarter of 2006 compared to the first quarter of 2005. This decrease was primarily the result of a 47.9% decrease in product revenues in the first quarter of 2006 over the first quarter of 2005. This decrease also was the result of a 22.6% decrease in megabytes sold due to decreased demand. This factor was partially offset by a 25.1% decline in the cost per megabyte of digital media sold in the first quarter of 2006 compared to the first quarter of 2005 and $0.2 million of stock based compensation due to the adoption of SFAS 123(R). The write-down of inventories totaled $5.0 million in the first quarter of 2006 compared to $2.4 million in the first quarter of 2005. The impact to deferred margin for inventory adjustments was $4.4 million in the first quarter of 2006 and negligible for the first quarter of 2005.
     The cost of product revenues for the retail channel was $106.0 million for the first quarter of 2006 compared to $173.4million in the first quarter of 2005. This decrease was primarily the result of lower product revenues in the retail channel as described above along with higher reserves. The cost of product revenues for the OEM channel was $19.2 million for the first quarter of 2006 compared to $29.7 million for the first quarter of 2005. This decrease was the result of lower OEM product revenues.
     We value our inventory at the lower of cost or market. We take into account expected average sale prices and market data to arrive at our net realizable value. End of life analysis is done based on a six month forecast of product usage, and write downs are taken as appropriate. We cannot predict future adjustments which may need to be taken if forecasts change or pricing pressure continues.
Gross Margin
     Gross margin was negative 0.5% of net revenues and negative 3.9% of product revenues in the first quarter of 2006, as compared to 12.6% and 12.3% of the first quarter of 2005, respectively. The decrease in gross margin to negative 0.5% for the first quarter of 2006 compared to 12.6% for the first quarter of 2005 was due to a number of factors. Our gross margin was favorably impacted by the increase in our license and royalty revenues to $4.0 million, or 3.2% of our total net revenue, in the first quarter of 2006 compared to $0.8 million, or 0.3% of our total net revenue in the first quarter of 2005. Product gross margin declined substantially to negative 3.9% in the first quarter of 2006 compared to 12.3% in the first quarter of 2005. OEM gross margin was negative 1.1% in the first quarter of 2006 compared to 2.3% in the first quarter of 2005. The decline in product gross margin was primarily the result of: lower margins on digital media revenues due primarily to product mix; a decrease in our gross margins from revenues of controllers, digital media accessories and other components; a 32.3% decline in our average gross selling price per megabyte of digital media, which was partially offset by a 25.1% decline in the cost per megabyte of digital media sold in the first quarter of 2006 compared to the first quarter of 2005; the write-down of inventories by $5.0 million or 4.0% in the first quarter of 2006 as compared with $2.4 million, or 1.0%, for the first quarter of 2005; and the impact to deferred margin for inventory adjustments of $4.4 million in the first quarter of 2006 compared to a negligible amount for the first quarter of 2005.
Operating Expenses
     The following table sets forth operating expense data from our condensed consolidated statements of operations:

	Three Months Ended
			% Change
	March 31, 2006	April 1, 2005	2005 to 2006
Research and development	$3,744	$3,393	10.3%
Sales and marketing	15,032	19,934	(24.6%)
General and administrative	13,678	15,163	(9.8%)

Total operating expenses	$32,454	$38,490	(15.7%)

     The following table sets forth operating expenses from our condensed consolidated statements of operations expressed as a percentage of total net revenues:

	Three Months Ended

	March 31, 2006	April 1, 2005
Research and development	3.0%	1.5%
Sales and marketing	12.0%	8.6%
General and administrative	11.0%	6.5%

Total operating expenses	26.0%	16.6%

Research and Development
     Research and development expenses increased $0.4 million in the first quarter of 2006 from the first quarter of 2005. The increase in research and development expenses was primarily due to a $0.2 million increase in compensation expenses as a result of hiring additional personnel and $0.4 million of stock based compensation due to the adoption of SFAS 123(R), which was partially offset by a $0.2 million decrease in project materials and depreciation.
Sales and Marketing
     Sales and marketing expenses decreased $4.9 million in the first quarter of 2006 from the first quarter of 2005. The decrease in sales and marketing expenses was primarily due to costs associated with decreased product revenues, which resulted in decreases of $2.5 million in freight and fulfillment expenses, and $3.7 million in market development, advertising, tradeshow and other promotional expenses, which was partially offset by an $0.8 million increase in compensation expenses and $0.6 million of stock based compensation due to the adoption of SFAS 123(R). The increase in compensation expenses was primarily due to increased headcount.
General and Administrative
     General and administrative expenses decreased by $1.5 million in the first quarter of 2006 from the first quarter of 2005. The decrease in general and administrative expenses was primarily due to a decrease of $3.1 million in legal and accounting fees, which was partially offset by increases of $0.2 million in compensation expenses as a result of hiring additional personnel, $0.7 million of stock based compensation due to the adoption of SFAS 123(R), and $0.7 million of other expenses related to travel, shareholder costs and occupancy costs.
Income Taxes
     Income tax expense for the first quarter of 2006 was comprised primarily of foreign taxes related to payments under our Samsung agreement. We expect our second quarter of 2006 income tax expense will be nominal due to the expected loss for the quarter.
Other Income and Expense
     Foreign exchange loss, net, increased $0.2 million to $0.3 million in the first quarter of 2006 compared to $0.1 million in the first quarter of 2005. These losses were primarily attributable to our sales activity into European and Japanese markets, which exposed us to fluctuations in foreign currencies including the British pound, Euro and Japanese yen. During both the first quarter of 2006 and the first quarter of 2005 we entered into designated foreign currency exchange forward contracts to mitigate these exposures.
     Interest expense increased in the first quarter of 2006 over the first quarter of 2005, reflecting interest payments on the $70.0 million in aggregate principal amount of 5.625% senior convertible notes due April 1, 2010 (the “Notes”) that were issued in March and June 2005. Interest and other income increased in the first quarter of 2006 over the first quarter of 2005 due to higher interest income from higher balances of cash and higher rates of interest. Interest and other income for both the first quarter of 2006 and the first quarter of 2005 consisted primarily of interest earned on our cash balances.
Liquidity and Capital Resources
Liquidity and Capital Resources
     The following table is a summary of our cash flows from operating, investing and financing activities:

	Three Months Ended
	March 31, 2006	April 1, 2005
Net cash provided by operating activities	$1,087	$35,947
Net cash provided by (used in) investing activities	$(7,186)	$6,937
Net cash provided by (used in) financing activities	$(49,626)	$50,782
     The following table sets forth our accounts receivable days sales outstanding and inventory turns per year:

	Three Months Ended
	March 31, 2006	April 1, 2005
Days sales outstanding (net of change in deferred revenue)	48	35
Inventory turns per year (net of change in deferred cost)	5	4
     Net cash provided by operating activities for the first quarter of 2006 included non-cash charges of $14.4 million and a net increase in operating asset and liability accounts of $23.5 million. Non-cash charges were comprised primarily of the $9.4 million provision to record inventory at net realizable value where selling price declines along with excess and obsolete inventories required write-downs of our inventories. Other non-cash charges included $1.0 million of depreciation and amortization, $1.9 million for stock based compensation expense, $0.2 million for amortization of deferred financing costs, and a $1.8 million increase in allowances for sales returns, discounts and doubtful accounts. Changes in operating asset and liability accounts for the period included a $50.3 million decrease in accounts receivable, a $70.9 million decrease in accounts payable, a $36.9 million decrease in inventories, a $4.4 million increase in deferred license revenue and product margin, a $3.8 million increase in accrued liabilities and a $1.2 million increase in prepaid expenses and other assets. The decrease in accounts receivable, was primarily due to collections from December 2005 balances net of receivables from sales in the quarter, shorter than average payment terms associated with our OEM sales and the payments received in the first quarter of 2006 in connection with license and royalty revenues. We anticipate that days sales outstanding, or “DSO,” for the rest of 2006 will range between 40 to 50 days. The decrease in accounts payable was primarily due to decreased receipts of inventory and the timing of payment for such inventories in the first quarter of 2006. These same factors resulted in decreased inventory levels at the end of the first quarter of 2006. The increase in accrued liabilities was due primarily from legal accruals for ongoing litigation offset by lower commission and incentive compensation accruals. The increase in prepaid expenses and other assets was primarily due lower prepayments for inventory due to lower purchases of inventory.
     Net cash provided by operating activities for the first quarter of 2005 included net decreases in operating asset and liability accounts of $41.2 million and non-cash charges of $4.3 million. The non-cash charges were comprised primarily of $0.9 million of depreciation and amortization, $0.9 million of allowances for sales returns, discounts and doubtful accounts, and a $2.4 million provision to record inventory at net realizable value where selling price declines along with excess and obsolete inventories required write-downs of our inventories. Changes in working capital for the period included a $27.8 million decrease in inventory and a $98.2 million decrease in accounts receivable. The decrease in our inventory was primarily due to reduced purchasing during the first quarter of 2005 as a result of reduced requirements subsequent to the seasonally high business levels surrounding the holiday period and improved asset management. The decrease in accounts receivable was primarily due to the decrease in our DSO to 35 days for the first quarter of 2005 due to focused efforts to collect against the receivable balances. These changes in working capital were offset by a $74.1 million decrease in accounts payable and accrued liabilities, a $10.3 million decrease in deferred license revenue and product margin and a $0.4 million increase in prepaid expenses and other assets. The decrease in accounts payable and accrued liabilities was due primarily to reduced inventory purchases due to the lower shipment volumes during the first quarter of 2005 and the decrease in freight and fulfillment accruals of $4.3 million, rebates of $4.2 million and market development funds of $2.2 million which was due to the timing of payments and credits taken during the first quarter of 2005. The decrease in deferred license revenue and product margin was primarily the result of the first quarter of 2005 sell-through of products by our customers of the seasonally high levels of inventory they had purchased in previous quarters.
     Net cash used in investing activities for the first quarter of 2006 was the result of a payment relating to the purchase of patents from Cirrus Logic for $7.0 million, $0.9 million of purchases of property and equipment, and the purchase of $1.3 million of short term investments, offset by the selling of $2.0 million of short term investments. Net cash provided by investing activities for the first quarter of 2005 was the result of the selling of $7.7 million of net short-term investments to fund operations, which was partially offset by $0.8 million of purchases of property and equipment.
     Net cash used in financing activities for the first quarter of 2006 was the result of the repayment of $54.7 million under our revolving credit facilities with Wells Fargo Bank and Wells Fargo Foothill described below, offset by receiving $5.1 million from purchases under our employee stock purchase plan and the exercise of stock options. Net cash provided by financing activities for the first quarter of 2005 was the result of receiving $56.8 million of net proceeds from the issuance of convertible promissory notes and $1.1 million from purchases under our employee stock purchase plan and the exercise of stock options, which was partially offset by the net repayment of $6.5 million related to borrowings under our credit facilities with Wells Fargo Bank and Wells Fargo Foothill described below and $0.6 million of financing costs related to our bank credit facility with Wells Fargo Foothill.

     In April 2004, we entered into a credit agreement with Wells Fargo Bank. Our credit agreement with Wells Fargo Bank enabled us to borrow up to $40.0 million under a revolving line of credit note, which we did on October 19, 2004. Subsequently, on February 28, 2005, we entered into a three-year asset based revolving credit facility arranged and agented by Wells Fargo Foothill, with a maximum loan commitment of $80.0 million. The actual amount available for borrowing depends upon the value of our North American accounts receivable base. On December 28, 2005, we borrowed $54.7 million under this line of credit, and the annual interest rate for borrowings under this line was 7.5%, determined using the bank’s prime rate. This amount was repaid on January 3, 2006. We did not utilize this line of credit as of March 31, 2006, and do not anticipate drawing on the line for the foreseeable future. At March 31, 2006, the amount available to us under this facility was $25.7 million.
     Pursuant to the credit agreement with Wells Fargo Foothill, we must comply with certain affirmative and negative covenants. The affirmative covenants include a restriction on capital expenditures of up to $3.5 million in any fiscal year and a requirement that we report losses before interest, tax, depreciation and amortization, commonly referred to as “EBITDA,” of not more than a loss of $22.5 million for the six months ended June 30, 2005, a loss of not more than $18.2 million for the nine months ended September 30, 2005, a loss of not more than $4 million for the year ended December 31, 2005 and a loss of not more than the loss in the immediately preceding period for any trailing twelve month period thereafter. However, as of March 31, 2006, we were not subject to the foregoing affirmative covenants because our qualified cash under the agreement was in excess of $40 million, and there were no known financial covenant defaults under the agreement. We were, however, in default of one of the financial reporting affirmative covenants. Subsequent to March 31, 2006, we provided the required financial reporting information and Wells Fargo Foothill has waived the default. The negative covenants with which we must comply include, among others, limitations on indebtedness; liens; distribution or disposal of assets; changes in the nature of our business; investments; mergers or consolidations with or into third parties; restriction on payment of dividends; transactions with affiliates; and modifications to material agreements in a manner materially adverse to the lender.
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
     On March 30, 2005, we issued $60 million in aggregate principal amount of Notes. In June 2005, we issued an additional $10 million in aggregate principal amount of the Notes upon the exercise by the purchasers of their option to purchase such Notes under the same terms as the initial issuance. The Notes are unsecured senior obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness, and senior in right of payment to any future indebtedness that is expressly subordinated to the Notes. As a result of these issuances, we received net proceeds of $66.3 million.
     The Notes are convertible into shares of our common stock any time at the option of the holders of the Notes at a price equal to approximately $6.68 per share, subject to adjustment in certain circumstances, which represents a 30% premium over our closing price of $5.14 on March 29, 2005. The indenture governing the Notes (the “Indenture”) provides that no holder of the Notes has the right to convert any portion of the Notes to the extent that, after giving effect to such conversion, such holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% of our common stock outstanding immediately after giving effect to such conversion. Interest on the Notes will be payable on March 31 and September 30 of each year, which began on September 30, 2005.
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

     The following table outlines our contractual obligations and commercial commitments at March 31, 2006:

	Payments due by period (in thousands)
	Total amount	Less than	1-3		After
	committed	1 year	years	3-5 years	5 years
Contractual obligations and commercial commitments:
Senior Convertible Notes
Principal	$70,000	$—	$—	$70,000	$—
Interest	15,750	3,938	7,875	3,937	—
Open purchase orders with vendors and suppliers*	18,806	18,806	—	—	—
Operating leases	5,450	1,401	2,361	660	1,028
Standby letters of credit**	5,000	5,000	—	—	—

Total contractual obligations and commercial commitments	$115,006	$29,145	$10,236	$74,597	$1,028

*	At any given point in time, in the normal course of business, we place cancelable purchase orders with our vendors and suppliers.

**	This standby letters of credit expired on May 2, 2006.
     We enter into partnerships programs with companies for branded products. As part of these programs, we may have royalty programs based on sales, with targets in the agreements. If these targets are not met, the recourse may be termination of these programs, depending on the wording of the contract.
Off Balance Sheet Arrangements
     We have no off-balance sheet arrangements other than operating leases and purchase obligations as described above. We, at times, have reimbursed partners for purchases made on our behalf, where contemplated usage has not occurred. At March 31, 2006, we had an accrued liability of $1.7 million for such purchases. We may have additional liabilities for such arrangements in the future.
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
Warranties
     We provide warranties that range from one year for digital music players and the xD Picture Card to lifetime warranties for our professional products. Warranty costs are the costs to rework or scrap returned inventories. During the second quarter of 2005, in collaboration with Canon, we identified a lost image condition found to be rare and specific to select Canon cameras when used with CompactFlash cards, including our own. To ensure compatibility, we offered to rework our Professional 80x CompactFlash cards and Canon offered a camera firmware update to address issues experienced with other cards for customers who experienced a problem with the identified Canon cameras. We and Canon continue to work together to ensure compatibility across product lines. The total estimated cost to rework the affected products is expected to be approximately $0.9 million, all of which was provided for in the second quarter of

2005. Aggregate costs incurred to rework the affected products were $0.3 million through March 31, 2006. Prior to this event, warranty expenses were not material.
Recent Accounting Developments
     In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is required to be applied to reporting periods beginning after December 15, 2005. The adoption of this FSP in the first quarter of 2006 did not have a material impact on the Company’s condensed consolidated financial statements.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154’s retrospective application requirement replaces APB No 20’s (“Accounting Changes”) requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The Company adopted SFAS No.154 on January 1, 2006 and the adoption did not have an impact on our condensed consolidated financial statements. However, it may impact the consolidated financial statements in future periods in which a change in accounting principle is made.
     In February 2006, the FASB issued SFAS No. 155, “ Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (“SFAS No.155”)”. SFAS No. 155 permits fair value remeasurement for hybrid financial instruments containing an embedded derivative which otherwise requires bifurcation. This statement is effective for all financial instruments acquired or issued by the Company after January 1, 2007. The Company anticipates that the adoption of SFAS No. 155 will not have a material impact on its condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Foreign Currency Risk. We sell our products primarily to customers in the U.S. and, to a lesser extent, Europe, Japan and Canada. Most of our sales are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our sales will be denominated in British pounds, the Japanese yen, the Euro and the Canadian dollar. Foreign currency denominated revenues were approximately 18.8% and 22.6% of our total product revenues for the first quarter of 2006 and the first quarter of 2005, respectively. We purchase our products and the materials and services to build our products primarily from vendors in Korea, Taiwan, Indonesia, China, the United States, the United Kingdom, Germany and Japan. Most of these costs are currently denominated in U.S. dollars; however, we anticipate an increasing amount of our costs will be denominated in the Euro, Japanese yen, pound sterling and possibly other currencies. Foreign currency denominated costs were approximately 2.1% and 3.3% of our cost of product revenues for the first quarter of 2006 and the first quarter of 2005, respectively. As a result, it is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar rises in comparison to the local currency, which may make it more difficult to sell our products in that market. Conversely, the prices of our products would become less expensive in a particular foreign market if the value of the U.S. dollar falls in comparison to the local currency, which may make it easier to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. These risks could become more significant as we expand business outside the U.S. or if we increase sales in non-U.S. dollar denominated currencies.
     We have adopted and implemented a hedging policy to mitigate these potential risks. We use forward contracts to mitigate the exposures associated with certain net foreign currency asset or liability positions. However, we cannot assure you that any policies or techniques that we have implemented, or may implement in the future, will be successful or that our business and financial condition will not be harmed by exchange rate fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes. During the first quarter of 2006, we entered into hedges on intercompany payables denominated in the British pound and

Japanese yen. For the first quarter of 2006, gains on our foreign currency net asset and liability positions were $0.3 million and were offset by losses on hedging transactions of $0.6 million. During the first quarter of 2006, the foreign currency exposures on our net asset and liability positions were not fully hedged. For the first quarter of 2005, gains on our foreign currency net asset and liability positions were $0.2 million and were offset by losses on hedging transactions of $0.8 million. As of March 31, 2006, we held forward contracts with an aggregate notional value of $29.1 million to hedge the risks associated with forecast British pound and Japanese yen denominated assets and liabilities. At March 31, 2006, our aggregate exposure to non-U.S. dollar currencies, net of currency hedge contracts, was approximately $10.6 million. If, at March 31, 2006, we applied an immediate 10% adverse move in the levels of foreign currency exchange rates relative to these exposures, we would incur a foreign exchange loss of approximately $1.1 million.
     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we earn on our investments and the amount of interest expense we pay on borrowings under our line of credit. The risk associated with fluctuating interest rates impacts all of our investments because of the short duration of the investments and our borrowings under our line of credit. Accordingly, since we had no borrowings under our line of credit at March 31, 2006, our interest rate risk is related only to our $1.3 million of short-term investments.
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
     All of the potential changes noted above are based on sensitivity analysis performed on our financial position at March 31, 2006. Actual results may differ materially.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
     Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined as a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the company’s management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K/A, concluded that, as a result of the material weaknesses discussed below in “Management’s Report on Internal Control Over Financial Reporting,” our disclosure controls and procedures were not effective.
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
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2006 and

December 31, 2005, management determined the following material weaknesses existed in the Company’s internal control over financial reporting.
A.	Revenue recognition: We did not maintain effective controls to ensure revenue and deferred revenue were accurately recorded in accordance with generally accepted accounting principles. Specifically, we did not maintain effective controls to accurately: (i) account for all price reductions and promotional commitments, including rebate programs offered to customers; (ii) record deferred revenue based on actual sales price and inventory movements; (iii) record revenue and inventory adjustments for returns of product by customers; and (iv) record concessions provided to certain customers as a reduction of revenue.

B.	Accounting for Inventory: We did not maintain effective controls over the existence and valuation of inventory. Specifically, we did not maintain effective controls to: (i) accurately track, confirm and reconcile inventory movements to ensure the timely recognition of cost of product revenues; (ii) ensure the existence of inventory and the appropriate valuation of returned inventory; (iii) identify and accurately adjust inventory for excess and slow moving products or components and record necessary write-downs of inventory to lower of cost or market; and (iv) accurately accrue for the obligations to purchase inventory at costs in excess of net realizable value.
     These control deficiencies resulted in audit adjustments to revenues, accounts receivable, cost of product revenues, deferred revenue, sales related accruals, inventory and inventory valuation reserves and related accruals in our consolidated financial statements for the year ended on December 31, 2005. Additionally, these control deficiencies could result in the misstatement of the aforementioned accounts that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.
     Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2006 and December 31, 2005, based on criteria in Internal Control-Integrated Framework issued by the COSO.
Changes in Internal Control Over Financial Reporting.
     During the quarter, the Company initiated a new Oracle implementation in its European subsidiary, and a new system to track cash flow for payments of accounts receivable and offsets to revenue. Both systems have enhanced reporting capability, and improved our system controls.
Management’s Remediation Initiatives
     We have taken the following steps toward remediation of the material weaknesses identified above:
A.	Revenue recognition: We have taken the following remediation actions to ensure revenue and deferred revenue are accurately recorded in accordance with generally accepted accounting principles:
1.	Instituted controls to review sales related accruals in more detail by customer and incentive program;

2.	Enhanced information technology systems to automate controls and procedures; and

3.	Continued to increase training and awareness to sales and marketing representatives on our processes and procedures.
B.	Accounting for inventory: We have taken the following remediation actions to improve our internal control over the existence and valuation of inventory:
1.	Performance of monthly reconciliations of inventory movements and period end inventory on hand to information obtained from our subcontractors and resellers;

2.	Performance of additional and more frequent inventory observations to validate the existence of inventory recorded in our financial reporting systems;

3.	Increased management oversight of the analysis and review of inventory valuation reserves; and

4.	Enhanced information technology systems to automate controls and procedures.
     We believe that these corrective actions, taken as a whole, when fully implemented, will mitigate the control deficiencies identified above. However, we will continue to monitor the effectiveness of these actions and will make any changes that management determines appropriate.

     Except as described above, during the first quarter of 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
Litigation with Toshiba
     We are involved in multiple lawsuits with Toshiba as follows:
     In the Matter of Certain Flash Memory Chips, Flash Memory Systems, and Products Containing Same: United States International Trade Commission
     On April 11, 2006, we filed a formal complaint with the International Trade Commission (ITC) against Toshiba Corporation, Toshiba America, Inc., and Toshiba America Electronic Components, Inc. alleging that Toshiba’s chips and flash cards infringe Lexar’s United States Patent Nos. 6,801,979; 6,397,314; and 6,978,342.
     We have requested that the ITC institute an investigation against Toshiba based on the importation of the infringing NAND flash chips and flash cards. We have asked the ITC to grant all possible relief, including an exclusionary order, enforceable by U.S. Customs, prohibiting the importation into the United States of Toshiba’s chips and cards as well as products that contain Toshiba’s NAND flash chips. If the complaint is accepted by the ITC, the ITC will institute a formal Section 337 investigation within 30 days.
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
     This case has been coordinated for discovery purposes with our litigation against Pretec Electronics Corporation (“Pretec”), PNY Technologies, Inc. (“PNY”), Memtek Products, Inc. (“Memtek”) and C-One. Discovery has now commenced as to all defendants. The Lexar patents at issue in the first phase of the litigation will be our U.S. Patent Nos. 5,479,638 entitled “Flash Memory Mass Storage Architecture Incorporation Wear Leveling Technique”; 6,145,051 entitled “Moving Sectors Within Block of Information in a Flash Memory Mass Storage Architecture”; 6,397,314 entitled “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash Memory Device”; 6,202,138 entitled “Increasing The Memory Performance Of Flash Memory Devices By Writing Sectors Simultaneously To Multiple Flash”; 6,262,918 entitled “Space Management For Managing High Capacity Nonvolatile Memory”; and 6,040,997 entitled “Flash Memory Leveling Architecture Having No External Latch.” The parties have now mutually dismissed with prejudice all claims regarding U.S. Patent No. 6,172,906.
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
     At this time, we are unable to reasonably estimate the possible range of loss for this proceeding and, accordingly, have not recorded any associated liabilities on our condensed consolidated financial statements at March 31, 2006.
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
     We believe that Fuji’s claims are without merit and intend to contest this lawsuit vigorously. At this time, we are unable to reasonably estimate the possible range of loss for this proceeding and, accordingly, have not recorded any associated liabilities on our condensed consolidated financial statements at March 31, 2006.
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
     In February 2006, we and other defendants entered into a settlement agreement with the plaintiffs, subject to approval by the Superior Court of the City and County of San Francisco, pursuant to which the defendants agreed to: (i) provide class members with either: (A) a cash refund equal to 5% of the purchase price for each flash memory device purchased; or (B) a 10% discount towards the purchase of a new flash memory device; and (ii) make disclosures on future packaging about the useable capacity of the defendants’ flash memory devices and (iii) pay up to $2,400,000 in the aggregate in attorneys’ fees and expenses to plaintiffs’ counsel. As of March 31, 2006, we had accrued $900,000, our estimated portion of the attorney’s fees and expenses along with our estimate of the cost of the rebate or discount programs to us, in connection with the settlement.
     On April 19, 2006, the Court gave preliminary approval to the proposed settlement agreement. We currently expect that the Court will consider final approval of the proposed settlement agreement in the third quarter of 2006.
Stockholder Litigation
     In March 2006, following the announcement of our agreement to be acquired by Micron Technology, Inc. in a stock-for-stock merger, we, along with our directors, were named as defendants in several lawsuits purporting to be class actions in the Superior Court for the State of California for the County of Alameda. Those actions are brought allegedly on behalf of a class of plaintiffs who are holders of our stock and assert claims that the defendants engaged in self-dealing and breached their fiduciary duties by agreeing to the merger. Two of the suits also name Micron as a defendant. The claims are based on allegations that, among other things, the consideration to be paid to stockholders in the proposed merger is unfair and inadequate. Plaintiffs seek, among other things, a declaration that the defendants have breached their fiduciary duties, unspecified monetary damages, attorneys’ fees and costs, certain forms of equitable relief (including enjoining the consummation of the merger, rescinding the merger agreement, and imposing a constructive trust), and other relief. The suits have been consolidated, and plaintiffs are expected to file a consolidated class action complaint..
     At this time, we are unable to reasonably estimate the possible range of loss for these stockholder litigation matters and, accordingly, have not recorded any associated liabilities on our condensed consolidated financial statements at March 31, 2006.
ITEM 1A. RISK FACTORS
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

We cannot assure you that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all. If the merger is not consummated:
•	we may not realize any or all of the potential benefits of the merger, including any potential synergies that could result from combining the financial, technical and manufacturing resources of Micron and Lexar;

•	we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger;

•	under some circumstances, we may have to pay a termination fee to Micron in the amount of $22.0 million;

•	any operational investments that we may delay due to the pending transaction would need to be made, potentially on an accelerated timeframe, which could then prove costly and more difficult to implement; and

•	the market price of our common stock may decline to the extent that the current market price reflects a market belief that the merger will be completed.
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
     During the pendency of the proposed merger with Micron, we are prohibited from soliciting others to acquire Lexar. Further if an unsolicited offer is made for Lexar at a more favorable price, we may only enter into an alternative acquisition transaction without Micron’s prior written approval if our board of directors concludes after consultation with our outside legal counsel and financial advisor that such proposal is reasonably likely to result in a superior offer, we terminate the merger agreement and pay a termination fee of $22.0 million to Micron. Covenants in the merger agreement also impede our ability to complete other transactions that are not in the ordinary course of business but that could be favorable to our stockholders.
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
     In March 2006, a number of stockholder class actions were filed in the Superior Court of the State of California for the County of Alameda against us and our directors asserting claims relating to the merger agreement, and other stockholder class actions may be filed in the future. Micron is also named as a defendant in two of the actions. The complaints allege that, among other things, the defendants engaged in self-dealing and breached their fiduciary duties in connection with the merger agreement, and that the consideration to be received by our stockholders pursuant to the merger agreement is inadequate. Plaintiffs seek, among other things, unspecified monetary damages, attorneys’ fees and certain forms of equitable relief, including enjoining the consummation of the merger, rescinding the merger agreement and imposing a constructive trust. The suits have subsequently been consolidated, and plaintiffs are expected to file a consolidated class action complaint. We have obligations under certain circumstances to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation. Such obligations may apply to the litigation. An unfavorable outcome in the litigation could prevent or delay the consummation of the merger and result in substantial costs to us.
We have a history of losses and may not be able to become profitable.
     We incurred net losses in both 2004 and 2005, including a net loss of $23.8 million in the fourth quarter of 2005 and a net loss of $36.2 million for fiscal 2005. We had a net loss of $36.8 million in the first quarter ended March 31, 2006, and we expect to continue to incur net losses for the foreseeable future. As of March 31, 2006, we had an accumulated deficit of approximately $240.5 million. Our ability to become profitable depends on: the rate of price decreases for our products; the cost of our components, particularly flash memory; the growth of the markets for digital cameras or other host devices that use digital storage media; the extent to which our products, particularly our higher margin products, are accepted by these markets; our ability to charge a premium for our higher performance products; the success of our products and distribution channel; our ability to control our operating expenses, particularly our litigation costs; our ability to generate increased licensing revenue from our intellectual property; and our ability to adequately manage our inventories and the challenges associated with the breadth and diversity of our product offerings. We also must continue to reduce the costs of producing and selling our flash media products by controlling our internal and channel inventories, securing the best available pricing for flash memory and components used in our digital media products and reducing our manufacturing costs. If we are unsuccessful in increasing revenues from our higher margin products and controlling our operating expenses, we may not be able to become profitable on a quarterly or an annual basis.
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
     Our competitors and customers impose significant pricing pressures on us. In the first quarter of 2006, our competitors’ prices declined dramatically. Our prices have fallen faster than our costs, particularly the cost of flash memory, which has resulted in additional margin pressure. In addition, because a large percentage of our sales are to a small number of customers that are primarily retail consumer chains, distributors and large OEMs, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions or to match pricing of our competitors. In the past, we have significantly reduced the prices of many of our flash products from time to time. We reduced prices again in the first quarter of 2006, and we expect we will need to continue to do so to remain competitive. Any reduction in prices by us in response to pricing pressures will hurt our gross margins unless we can reduce our costs and manage our internal and channel inventories to minimize the impact of such price declines.
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
     Nearly all of our retail product sales are made through resellers to which we have provided price protection. Price protection allows customers to receive a price adjustment on existing inventory when its published price is reduced. In an environment of slower demand and abundant supply of products, price declines and channel promotions expenses are more likely to occur and, should they occur, are more likely to have a significant impact on our operating results. Further, in this environment, high channel inventory may result in substantial price protection charges. These price protection charges have the effect of reducing gross sales and gross margin. Price protection in our retail channel was approximately $19.3 million, or 2.3% of product revenues, during 2005, and was $16.6 million, or 13.8% of product revenues in the first quarter of 2006. In the first quarter of 2006, we reduced our prices significantly in response to competitive pressures. We anticipate that we will continue to incur price protection charges for the foreseeable future due to competitive pricing pressures and, as a result, our revenues and gross margins will be adversely affected.
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
     We have a significant amount of inventory related to our packaging and labels. We had previously announced our introduction of a new branding campaign. As we transitioned to new packaging related to our new branding initiatives, we had excess inventory related to earlier brand designs. We are also in the process of shifting and have shifted to other suppliers to meet our packaging needs. Certain of our suppliers purchase components on our behalf. As we shifted to new suppliers, we had additional write downs associated with inventory that was slow-moving, obsolete or excess or could not be transferred to our new suppliers. Cost of product revenues in 2005 included the write-down of inventories totaling $31.0 million, and had additional write downs in the first quarter of 2006. If actual product demand or selling prices are less favorable than we estimate, we may be required to take additional inventory write-downs and our revenues and gross margins will be negatively impacted.
     As part of our write-down of inventory in 2005, we took into account adverse purchase commitments along with inventory held at our contract manufacturers and fulfillment houses where purchases were made on our behalf based on forecasts. We reserved approximately $2.6 million for this inventory in the fourth quarter since usage of these supplies has not occurred or are not contemplated to occur within a reasonable time. No provision for adverse purchase commitments was recorded in the first quarter of 2006, but charges may continue to occur in future quarters.
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
An unfavorable outcome or delays with respect to our on-going trade secrets litigation with Toshiba could lead to a decline in our stock price.
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
     In the first quarter of 2005, we announced that we would focus our business on profitability, potentially at the expense of revenue growth and market share. However, in the first quarter of 2006, our competitors made very significant across the board price decreases affecting substantially all of our products. In response to these competitive pricing pressures in the first quarter of 2006, we adjusted our strategy and we have significantly lowered our prices to remain competitive in the market place. We may be required to make further price reductions in response to competitive pricing pressures. We intend to continue to manage our selling prices with the intention of focusing on profitability as much as possible while balancing our goal to maintain our retail market position. If we cannot offset such lower prices with lower costs through our suppliers, it will have a negative impact on our gross margins. If the retail selling prices of our products are not competitive with our competitors’ selling prices, our resellers may further reduce their orders, purchase from other vendors or return unsold product to us within the scope of their agreements.
If our controller and other component sales decline in 2006 or beyond, our revenues, gross margins and results of operations would be negatively impacted.
     In 2005, our revenues from our OEM channel increased to $196.7 million, but declined in the first quarter of 2006 revenues to $17.8 million. Our OEM channel sales consist primarily of kits consisting of our controller with other components, such as flash memory, as well as our controllers sold as a stand-alone product. Our components business grew rapidly in 2005 because of the general industry shortage in flash memory. Our component customers include OEMs and companies that serve retail card markets. This business is opportunistic and generally depends on tight flash supply. If our sales of these components decline, or if we cannot successfully sell such products according to our current plans or maintain the rights to do so, our revenues and results of operations would be negatively impacted. Our sales of other components also had a positive impact on our days sales outstanding in 2005 which would be negatively impacted as such sales decrease.
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
     Historically, a small number of our customers have accounted for a significant portion of our revenues. During 2005 and in the first quarter of 2006, sales to the ten customers from which we received the greatest revenues accounted for approximately 47.9% and 60.4%, respectively of our gross revenues. Sales to one customer, Wal-Mart (including Sam’s Club), represented 19.6% and 25.4%, for 2005 and the first quarter of 2006, respectively, of our gross revenues. In 2005, we lost product placements to our competitors at certain retailers and other retail accounts due to competitive pricing pressures and our focus on profitability. We expect that if we do not maintain competitive pricing, such accounts could be a smaller portion of our business in the rest of 2006 and for the foreseeable future.
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
     Effective internal control over financial reporting is essential for us to produce reliable financial reports. If we cannot provide reliable financial information or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal control over financial reporting. In connection with our management’s evaluation of our internal control over financial reporting as of December 31, 2005, management identified two control deficiencies that constitute material weaknesses. As more fully described in Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2005 and in Item 4 of Part I this report, as of December 31, 2005 and March 31, 2006, our management determined that we did not maintain effective internal control over:
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
     In the future, a meaningful portion of our revenue may be derived from sales of digital media under the Kodak brand. We have a number of obligations that we must fulfill under our agreement with Kodak to keep the license exclusive and to keep it in effect. These obligations include compliance with Kodak guidelines and trademark usage, customer satisfaction, and the requirement that we meet market share goals and target minimum royalty payments. As of December 31, 2005, we had not met these targets. Kodak has informed us that they intend to make our license non-exclusive. In addition, although Kodak has indicated that they do not intend to terminate our license in its entirety, in the future Kodak may have the right to do so. Our financial results could be significantly negatively impacted by the loss of exclusivity or if we were to lose the rights to sell products under the Kodak brand entirely.
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
     Our ability to pay interest and principal on our asset based credit facility and debt securities, to satisfy other debt obligations which may arise and to make planned expenditures will be dependent on our future operating performance, which could be affected by changes in economic conditions and other factors, some of which are beyond our control. A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of the debt under such instruments and in some cases acceleration of debt under other instruments that may contain cross-default or cross-acceleration provisions. At December 31, 2005, we were in technical default of one of the reporting covenants under the Wells Fargo Foothill facility. Although we obtained from the bank a waiver of our compliance with this covenant and any corresponding event of default, there is no assurance that the bank will provide a waiver in the event of any future non-compliance. As of March 31, 2006, there were no outstanding borrowings under the Wells Fargo Foothill Facility and we were in compliance with all covenants. If we are at any time unable to generate sufficient cash flow from operations to service our indebtedness, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.
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
     As a result of the supply agreement we entered into with Samsung in 2001, it is our primary supplier of flash memory, which is the primary cost of our digital media. During 2005 and the first quarter of 2006, the demand for flash memory was greater than the supply of flash memory due to the continuing demand for digital consumer products, such as cellular phones, digital cameras and MP3 players, and accompanying digital media products. We expect that flash will again become in tight supply in the second half of 2006. If we are unable to obtain sufficient quantities of flash memory from Samsung or from another flash memory supplier in a timely manner and at competitive prices, we will not be able to manufacture and deliver flash memory products to satisfy our customers’ requirements.
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
In 2005, we modified our pricing strategy and significantly reduced our promotional programs and, in the first quarter of 2005, we increased prices on certain products to most of our customers which resulted in a loss of product placements. Many of our retail customers and distributors have rights of return, and if they decide to terminate their relationships with us and purchase from other vendors as a result of our promotion and pricing actions, similar future actions or otherwise, we may be required to take back large quantities of unsold customer inventory which could have an adverse effect on our revenues.
     Substantially all of our sales of our digital media products to end-users are made through distributors and retailers. Our sales through these channels often include rights to return unsold customer inventory still in the customers’ inventory for credit. In 2005, we modified our pricing strategy and significantly reduced our promotional programs. Additionally, in the first quarter of 2005, we increased prices on certain products to most of our customers to better align our selling prices with our cost structure, and many of our products remain priced at a premium in relation to certain of our competitors. If our products do not sell through to the end customer, our resellers or their customers may decide to reduce their orders, purchase from other vendors or return unsold product to us. In the past several quarters, we have lost product placements to our competitors at Wal-Mart (including Sam’s Club), CompUSA, Best Buy, Circuit City and other resellers in part because of our pricing strategy and competitive pricing pressures. In addition, at Wal-Mart (including Sam’s Club), which accounted for approximately 19.6% and 25.4% of our gross revenue in 2005, and the first quarter of 2006, respectively, we have experienced a significant decline in sales due to the addition of other vendors.
     If our resellers reduce or cancel their orders, they may also decide to exercise their rights of return and require that we take back large quantities of unsold customer inventory. As a result of the product placements we have recently lost to our competitors at certain resellers, we have experienced an increase in product returns. Our customers generally place orders on the expectation of certain promotional support from us, and if we do not increase our promotional activities, those customers may decide to return significant amounts of products to us. Furthermore, if there are significant inventories of old products in our distribution channel when a new product is released, or if these distributors and retailers are unsuccessful in selling our products, there could be substantial product returns. Further, in the first quarter of 2006, we reduced our prices significantly which could cause the risk of further product returns. If our reserves are insufficient to account for these or future returns or if we are unable to resell these products on a timely basis at similar prices, our revenues may be reduced. Because the market for our products is rapidly evolving, we may not be able to resell returned products at attractive prices or at all.
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
     We have historically derived the substantial majority of our licensing revenue from a limited number of sources. If we fail to generate significant licensing revenues or increase the revenues we derive from our higher margin controller sales, we may not grow our revenues and margins. In March 2002, we executed a license agreement with Samsung that provided for fixed license payments through March 31, 2004 and variable based royalties thereafter. In October 2005, we entered into a license and strategic alliance agreement with Samsung that modified and extended our original agreements. As a result, we received significant non-recurring license payments during the fourth quarter of 2005 and the first quarter of 2006. The payments received under this agreement are being recognized over a 3 year period that started in November 2005. We cannot assure you that we will be successful in our efforts to secure new license or royalty revenues from Samsung or others, and our failure to do so could negatively impact our operating results.
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
     In addition, we must continue to make significant investments in our existing internal information management systems to support increased manufacturing, as well as accounting and other management related functions. Our systems, procedures and controls may not be adequate to support rapid growth, and as described in further detail in Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2005 and in Item 4 of Part I of this report, as of December 31, 2005 and March 31, 2006, we identified two deficiencies in our internal control over financial reporting that were determined to be material weaknesses. We cannot assure you that we will not have internal control deficiencies in the future, including deficiencies that may be deemed to be material weaknesses, which could in turn harm our business, financial condition and results of operations. In addition, any improvement in economic conditions will likely extend the lead-time for procuring components. If we do not plan properly or if the demand rises too quickly, we will face material shortages.
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
     We sell a significant percentage of our digital media products through retailers, most notably in 2005 and in the first quarter of 2006 to Best Buy, Office Max, Ritz Camera Centers, Target and Wal-Mart (including Sam’s Club). Sales to retailers subject us to many special risks, including the following:
•	continued downward pricing pressure in the retail channel has necessitated, and we expect will continue to necessitate, price protection of the inventories of our products that many of our customers carry;

•	retailers may emphasize our competitors’ products over our products or decline to carry our products or we may lose our exclusive relationship with certain retailers;

•	loss of market share if the retailers that carry our products do not grow as quickly and sell as many digital media products as the retailers that carry the digital media products of our competitors;

•	loss of business or monetary penalties if we are unable to satisfy the product needs of these customers or fulfill their orders on a timely basis;

•	increased sales and marketing expenses if we are unable to accurately forecast our customers’ orders, including, among other items, increased freight and fulfillment costs if faster shipping methods are required to meet customer demand;

•	product returns could increase as a result of our strategic interest in assisting retailers in balancing their inventories;

•	reduced ability to forecast sales; and

•	reduced gross margins, delays in collecting receivables and increased inventory levels due to the increasing tendency for some retailers to require products on a consignment basis.
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
     We do not own or operate a semiconductor fabrication facility, or fab. Instead, we rely primarily on two companies, UMC and SMI, to produce the majority of our controller products. This reliance involves a number of significant risks, including:
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
     Although the digital media products that we manufacture are tested after they are assembled, these products are extremely complex and may contain defects. These defects are particularly likely when new versions or enhancements are released. The sale of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. For example, if there are defects in our products that cause loss of data, customers may lose their digital images stored on our digital media. In addition, product defects and errors could result in additional development costs, diversion of technical and management resources, delayed product shipments, increased product returns, product liability claims against us which may not be fully covered by insurance or other operational expenditures. For example, during the second quarter of 2005, in collaboration with Canon, we identified a lost image condition found to be rare and specific to select Canon cameras when used with CompactFlash cards, including our own. To ensure compatibility, we offered an update for our Professional 80x CompactFlash cards and Canon offered a camera firmware update to address issues experienced with other cards to customers who experienced a problem with the identified Canon cameras. The total estimated cost to rework these products is expected to be approximately $0.9 million. Aggregate costs incurred to rework the affected products through March 31, 2006 were $0.3 million. Finally, products we source from others may have defects that we cannot quickly fix and that will require us to return them to the manufacturer, which could result in delayed product shipments and damage to our reputation.
Our significant sales outside the United States subject us to increasing foreign political and economic risks, including foreign currency fluctuations, and it may be difficult for us to anticipate demand and pricing in those regions or effectively manage the distributor channels and relationships in those regions.
     Total net revenues outside of the United States accounted for approximately 42.8% of our total net revenues in 2005, and were 35.1% in the first quarter of 2006. We generated a majority of our international revenues from product sales in Europe and from product sales and licensing agreements in Asia. The European and Asian markets are intensely competitive. One of our principal growth strategies is to expand our presence in this and other international markets both through increased international sales and strategic relationships. For example, we are expanding distribution of our products into Latin America, China, India, Malaysia, Indonesia, the Middle East, Russia and Eastern Europe. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our net revenues in future periods. Accordingly, we are subject to international risks, including:
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
     In particular, changes to FASB guidelines relating to accounting for stock-based compensation will increase our compensation expense, could make our operating results less predictable in any given reporting period and could change the way we compensate our employees or cause other changes in the way we conduct our business. We expect the adoption of the new pronouncement relating to accounting for stock-based compensation will increase compensation cost by approximately $7 million to $9 million in 2006. In the first quarter of 2006, the increased compensation cost was $1.9 million.
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
     In the past, securities class action litigation has often been brought against a company following a period of volatility in the market price of its securities. Following just such a period of volatility in the market price of our securities, we were named as a defendant in federal securities class action litigation and named a nominal defendant in similar derivative litigation against certain of our officers and directors. Although the plaintiffs in those actions dismissed the litigation with prejudice, similar litigation in the future could result in substantial costs and divert management’s attention and resources, which could harm our operating results and our business. The conduct of any such proceedings could negatively impact our stock price, and an unfavorable outcome could have a material adverse impact on our financial position and liquidity. Reference is made to “Stockholder Litigation” of Item 1 of Part II of this report for a description of recent class action lawsuits filed in connection with the proposed merger with Micron.
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
     We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and other methods to protect our proprietary technologies. As of May 3, 2006, we had been granted or allowed 98 patents in the United States and other countries and had 93 pending United States and foreign patent applications. We cannot assure you, however, that:
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
We are involved in intellectual property litigation, and expect to become involved in additional litigation that could divert management’s time and attention, and be time-consuming and expensive to defend and an unfavorable outcome in such litigation could limit our access to important technology, negatively impact our ability to increase licensing revenues or result in our paying significant damages, incurring other costs or having our products enjoined.
     We are a party to litigation with third parties to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. We expect to be involved in additional intellectual property litigation, particularly patent litigation, in the future. These lawsuits could subject us to significant liability for damages. These lawsuits could also lead to the invalidation of our patent rights. Patent lawsuits are extremely expensive and time-consuming and can divert management’s time and attention. When we sue other companies for patent infringement, it may prompt them to respond by suing us for infringement of their patents. We are also negotiating patent license agreements with third parties, which could result in litigation if these negotiations are unsuccessful. Additional patent litigation would significantly increase our legal expenses, which would result in higher operating expenses and lower operating margins.
     For example, we are currently in patent litigation with Toshiba in both Federal Court and the International Trade Commission, or ITC. In the Federal litigation, we have asserted that Toshiba infringes thirteen of our patents through their sale of flash memory chips, cards and cameras. In addition, we recently filed a complaint with the ITC against Toshiba asserting that Toshiba’s chips and flash cards infringe three of our United States patents. In a separate Federal action, Toshiba has asserted that we infringe eight of Toshiba’s patents through our sale of flash devices that we manufacture and readers. Such products comprise a substantial portion of our revenues. If any of our patents were to be invalidated as a result of the Toshiba litigations or otherwise, our ability to secure additional licensing revenue either from Toshiba or other potential licensees could be adversely affected. Moreover, if we were found to infringe Toshiba’s patents or if we were involved in other intellectual property litigation brought by other parties, we could be forced to do one or more of the following:
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
Date: May 9, 2006

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